Form 10-Q
period 1997-09-30
GOLDEN STATE BANCORP INC
filed 1997-11-14
CIK 1019508

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 1997
                                 -----------------------------

                                      OR





[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ----------       -----------------

Commission File Number 333-28037


                           GOLDEN STATE BANCORP INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                        95-4642135
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)


414 North Central Avenue, Glendale, California               91203
(Address of principal executive offices)                   (Zip Code)


                                (818) 500-2000
             (Registrant's telephone number, including area code)

                                Not Applicable
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                         ----     ----

The number of shares of issuer's $1.00 par value common stock outstanding as of September 30, 1997 was 50,455,630.
===============================================================================

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES


                                     INDEX

                                                                PAGE
                                                                ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -
               SEPTEMBER 30, 1997 AND JUNE 30, 1997...............  1

              CONSOLIDATED STATEMENTS OF OPERATIONS -
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.....  2

              CONSOLIDATED STATEMENTS OF CASH FLOWS -
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.....  3

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........  5


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................  7


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...................................  26

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  26

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................  27

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in thousands except share data)

                                                                          September 30,         June 30,
                                                                              1997                1997
                                                                          -------------       -------------
                ASSETS

   Cash and amounts due from banks                                         $   246,257         $   221,557
   Federal funds sold and assets purchased under resale agreements             585,000             632,000
   Certificates of deposit -- substantially restricted                           2,788               4,005
   Other debt and equity securities available for sale, at fair value           24,242              27,794
   Mortgage-backed securities held to maturity, at amortized cost
      (fair value: $1,122,772 at September 30, 1997 and
      $1,166,941 at June 30, 1997)                                           1,111,413           1,162,825
   Mortgage-backed securities available for sale, at fair value              1,227,975           1,116,709
   Loans receivable, net of allowance for loan losses of $158,597 at
      September 30, 1997 and $163,759 at June 30, 1997                      12,071,393          11,886,090
   Loans held for sale, at lower of cost or market                              11,225              19,003
   Real estate held for sale or investment                                       6,324               8,689
   Real estate acquired in settlement of loans                                  57,206              61,500
   Interest receivable                                                         104,913             102,940
   Investment in capital stock of Federal Home Loan Bank, at cost              263,536             259,587
   Premises and equipment, at cost, less accumulated depreciation              140,248             134,936
   Mortgage servicing assets                                                   273,303             284,472
   Goodwill and other intangible assets, less accumulated amortization          97,421              99,533
   Other assets                                                                209,060             196,619
                                                                           -----------         -----------
                                                                           $16,432,304         $16,218,259
                                                                           ===========         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Deposits                                                             $ 9,338,941         $ 9,356,909
      Securities sold under agreements to repurchase                         1,167,775             768,682
      Borrowings from the Federal Home Loan Bank                             4,584,000           4,788,000
      Other borrowings                                                              79              10,782
      Other liabilities and accrued expenses                                   233,068             221,540
      Income taxes payable                                                      64,863              60,272
                                                                           -----------         -----------
         Total liabilities                                                  15,388,726          15,206,185
                                                                           -----------         -----------

    Stockholders' Equity:
      Preferred stock, Series A, $1.00 par value per share
         (8,050,000 shares authorized; 4,621,982 shares issued
         and outstanding at September 30, 1997 and June 30, 1997)                4,622               4,622
      Common stock, $1.00 par value per share
         (100,000,000 shares authorized; 50,455,630 shares
         issued and outstanding at September 30, 1997; 50,348,509
         shares issued and outstanding at June 30, 1997)                        50,456              50,349
      Additional paid-in capital                                               797,735             793,111
      Net unrealized holding loss on debt and equity
         securities available for sale                                            (370)             (1,154)
      Retained earnings-substantially restricted                               191,135             165,146
                                                                           -----------         -----------
         Total stockholders' equity                                          1,043,578           1,012,074
                                                                           -----------         -----------
                                                                           $16,432,304         $16,218,259
                                                                           ===========         ===========

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)



                                                                    Three Months Ended
                                                                       September 30,
                                                               ----------------------------
                                                                 1997                1996
                                                               --------            --------
Interest income:
   Loans receivable                                            $235,801            $210,187
   Mortgage-backed securities                                    38,064              36,353
   Investments                                                   17,221              14,129
                                                               --------            --------
      Total interest income                                     291,086             260,669
                                                               --------            --------

Interest expense:
   Deposits                                                     101,515             101,696
   Short-term borrowings                                         15,224               9,813
   Other borrowings                                              68,196              59,797
                                                               --------            --------
      Total interest expense                                    184,935             171,306
                                                               --------            --------
      Net interest income                                       106,151              89,363
Provision for loan losses                                         3,097               7,354
                                                               --------            --------
      Net interest income after provision for loan losses       103,054              82,009

Other income:
   Loan servicing income, net                                     8,801               8,301
   Other fees and service charges                                15,969              12,851
   Loss on sale of loans, net                                       (51)                (89)
   Gain (loss) on sale of mortgage-backed securities
     available for sale, net                                        243                (128)
Other income, net                                                   149                 127
                                                               --------            --------
      Total other income                                         25,111              21,062
                                                               --------            --------
Other expenses:
   Compensation and employee benefits                            32,588              27,568
   Occupancy expense, net                                         8,762               7,856
   Advertising and promotion                                      5,863               7,522
   Regulatory insurance                                           1,926               6,201
   Furniture, fixtures and equipment                              3,453               2,947
   Stationery, supplies and postage                               3,389               2,742
   Other general and administrative expenses                     14,965              13,738
                                                               --------            --------
      Total general and administrative expenses                  70,946              68,574
   SAIF special assessment                                            -              58,672
   Legal expense - goodwill lawsuit                               4,719                 587
   Operations of real estate held for sale or investment           (736)                322
   Operations of real estate acquired in settlement of loans      1,155               1,316
   Amortization of goodwill and other intangible assets           2,050               1,287
                                                               --------            --------
      Total other expenses                                       78,134             130,758
                                                               --------            --------

Earnings (loss) before income tax provision (benefit)            50,031             (27,687)
Income tax provision (benefit)                                   21,514              (7,702)
                                                               --------            --------
      Net earnings (loss)                                      $ 28,517            $(19,985)
                                                               ========            ========

Earnings (loss) applicable to common shareholders:
   Net earnings (loss)                                         $ 28,517            $(19,985)
   Dividends declared on preferred stock                         (2,528)             (3,107)
   Premium on exchange of preferred stock for common stock            -                (503)
                                                               --------            --------
                                                               $ 25,989            $(23,595)
                                                               ========            ========
Earnings (loss) per share:
   Primary                                                     $   0.44            $  (0.50)
   Fully diluted                                               $   0.40            $  (0.50)



          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                               -------------------------------
                                                                                   1997               1996
                                                                               ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                             $  28,517          $ (19,985)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Amortization of discounts and accretion of premiums, net                    2,015              2,917
        Accretion of deferred loan fees                                              (991)            (1,388)
        Provision for loan losses                                                   3,097              7,354
        Loss on sale of loans, net                                                     51                 89
        (Gain) loss on sale of mortgage-backed securities available
          for sale, net                                                              (243)               128
        Depreciation                                                                3,879              3,705
        Amortization of mortgage servicing assets                                  11,451              5,644
        Provision for impairment of mortgage servicing assets                         249                 --
        Provision for losses on real estate                                         1,985              2,037
        Gain on sale of real estate                                                (3,034)            (2,136)
        Amortization of goodwill and other intangible assets                        2,050              1,287
        Provision for deferred income taxes                                        (1,079)                --
        Net change in loans originated or purchased for resale                     15,648             20,906
        Increase in interest receivable                                            (1,973)            (4,896)
        FHLB stock dividend received                                               (3,949)            (2,749)
        (Increase) decrease in other assets                                       (11,882)             2,857
        Accrual of SAIF special assessment                                             --             58,672
        Increase in other liabilities                                              21,591              8,337
        Other items                                                                (1,421)            (5,669)
                                                                                ---------          ---------
        Total adjustments                                                          37,444             97,095
                                                                                ---------          ---------
Net cash provided by operating activities                                          65,961             77,110
                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net change in certificates of deposit with original maturities
   of 3 months or less                                                              3,217                 (7)
Net change in other debt and equity securities with original maturities
   of 3 months or less                                                              1,894                348
Purchase of certificates of deposit                                                (2,000)            (3,000)
Purchase of other debt and equity securities available for sale                      (141)                --
Proceeds from maturities of certificates of deposit                                    --              3,000
Proceeds from sales and maturities of other debt and equity securities
  available for sale                                                                2,000                 --
Principal payments on mortgage-backed securities held to maturity                  50,752             52,194
Purchase of mortgage-backed securities available for sale                        (198,110)                --
Principal payments on mortgage-backed securities available for sale                85,774             69,017
Loans originated for investment, net of refinances                               (209,198)          (163,211)
Loans purchased for investment                                                   (621,247)          (741,398)
Net change in undisbursed loan funds                                                 (982)              (280)
Principal payments on loans held for investment                                   620,843            410,676
Cash invested in real estate                                                       (2,031)            (4,035)
Cash received from real estate investments and sale of real estate
   acquired in settlement of loans                                                 26,926             25,266
Purchase of FHLB stock                                                                 --            (26,309)
Net increase in premises and equipment                                             (9,191)            (4,285)
Purchase of mortgage servicing assets                                              (1,546)           (28,931)
                                                                                ---------          ---------
Net cash used by investing actitivities                                          (253,040)          (410,955)
                                                                                ---------          ---------

                       Statement continued on next page

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                (in thousands)

                                                                                         THREE MONTHS ENDED SEPTEMBER 30
                                                                                         -------------------------------
                                                                                             1997                1996
                                                                                         ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                                       $   (17,968)        $   91,158
Net change in short-term borrowings with original maturities of 3 months or less              399,093           (116,798)
Proceeds from fundings of FHLB advances                                                     1,196,000          1,400,000
Repayments of FHLB advances                                                                (1,400,000)          (800,000)
Repayment of other borrowings                                                                 (10,703)               (12)
Proceeds from issuance of common stock                                                            885                610
Payment of dividends on preferred stock                                                        (2,528)            (3,514)
                                                                                          -----------         ----------
Net cash provided by financing activities                                                     164,779            571,444
                                                                                          -----------         ----------
Net (decrease) increase in cash and cash equivalents                                          (22,300)           237,599
Cash and cash equivalents at beginning of period                                              853,557            586,608
                                                                                          -----------         ----------
Cash and cash equivalents at end of period                                                $   831,257         $  824,207
                                                                                          ===========         ==========

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE (1) - BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Glendale Federal Bank's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Office of Thrift Supervision ("OTS"). Golden State Bancorp Inc.("Golden State" or the "Company") is the holding company of Glendale Federal Bank and has no significant assets or business other than its ownership of Glendale Federal Bank. Golden State did not file an Annual Report on Form 10-K for the year ended June 30, 1997 because the holding company formation transaction was completed on July 24, 1997, after the end of Glendale Federal Bank's fiscal year. Golden State filed a Form 8-K, dated September 26, 1997, with the Securities Exchange Commission ("SEC"), containing the June 30, 1997 Annual Report on Form 10-K of its principal subsidiary, Glendale Federal Bank.

  In the opinion of management of Golden State Bancorp Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and June 30, 1997, and the results of its operations and its cash flows for the three months ended September 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in consolidation, including 200,686 common shares held by a subsidiary of the Company at both September 30, 1997 and June 30, 1997. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the September 30, 1997 presentation.

  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered, including the allowance for loan losses and liability for income taxes. Actual results could differ significantly from those estimates and assumptions.

NOTE (2) - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  For the purpose of the statement of cash flows, cash and cash equivalents include "Cash and amounts due from banks" and "Federal funds sold and assets purchased under resale agreements."
  Supplemental disclosure of cash flow information is as follows (in thousands):

                                        Three months ended September 30
                                        -------------------------------
                                               1997            1996
                                        -------------------------------
Cash paid for:
    Interest                                    $186,382       $184,177
    Income taxes                                  13,701          6,140
Non-cash investing and financing
 activities:
    Principal reductions to loans due
     to foreclosure                               30,955         42,053
    Loans exchanged for mortgage-backed
     securities                                   10,592         11,685
    Loans made to facilitate the sale
     of real estate held for investment
     and real estate acquired in
     settlement of loans                           8,110         15,800
    Exchange of preferred stock for
     common stock                                      -            142
    Issuance of common stock in
     exchange for preferred stock                      -            370
    Transfers of loans from held for
     investment to held for sale:
        Liquidation of troubled credits            4,961            247
        Other                                      3,152              -
        Loans originated for investment,
         subsequently identified
         to sale portfolio                             -          1,596


                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997



  The transfers from held for investment loans were primarily of troubled loans which the Company sold to remove the credit and/or collateral risk arising from the credit.

  During the three months ended September 30, 1997, the Company received income tax refunds of $54,000.


NOTE (3) - NET EARNINGS (LOSS) PER SHARE INFORMATION

  For the purpose of calculating net earnings (loss) per share, the Company used the following numbers of shares for the periods presented (in thousands):

                                            Three months
                                          ended September 30
                                          ------------------
                                           1997      1996
                                          ------------------

Primary net earnings (loss) per share      59,529   47,112
Fully diluted net earnings (loss) per      70,842   47,112
 share

  During the three months ended September 30, 1996, the Company entered into separately negotiated agreements with certain holders of its then Series E (now Series A) preferred stock providing, in the aggregate, for exchanges of 142,400 shares of the preferred stock for 370,452 shares of Company common stock. The exchanges were made at premiums above the stated conversion rate of 2.404 shares of Company common stock for each share of the preferred stock. In accordance with applicable accounting guidance for calculating net earnings (loss) per share, the excess of the fair value of Company common stock transferred by the Company to the holders of the preferred stock over the fair value of Company common stock issuable pursuant to the original conversion terms has been subtracted from net loss to arrive at the loss applicable to common shareholders in the calculation of loss per share.

  The table in Exhibit 11.1 presents the calculation of net earnings (loss) per share on a primary and fully-diluted basis for the three months ended September 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

EARNINGS PERFORMANCE

  The Company recorded net earnings of $28.5 million, or $0.40 per fully diluted share, for the three months ended September 30, 1997, compared to a net loss of $20.0 million, or $0.50 per fully diluted share, for the same period last year.

  Net earnings for the quarter ended September 30, 1997 included legal expenses for the Company's goodwill litigation of $4.7 million ($2.7 million after-tax). See "Results of Operations--Legal Expenses--Goodwill Lawsuit" for additional information.

  The net loss of $20.0 million during the quarter ended September 30, 1996 included a special assessment by the Federal Deposit Insurance Corporation ("FDIC") of $58.7 million ($33.7 million after-tax) to recapitalize the Savings Association Insurance Fund ("SAIF") and legal expenses for the Company's goodwill litigation of $0.6 million ($0.3 million after-tax).

  During the quarter ended September 30, 1996, the Company exchanged 142,400 shares its preferred stock for 370,452 shares of Company common stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information on this transaction. There were no exchanges of preferred stock for common stock during the quarter ended September 30, 1997.

  Excluding the after-tax impact of the non-recurring items mentioned above and the effect of the preferred stock conversions during the quarter ended September 30, 1996, adjusted net earnings for the three months ended September 30, 1997 were $31.2 million, or $0.44 per fully-diluted share compared to adjusted net earnings for the same period last year of $14.1 million, or $0.21 per fully diluted share.

  The 121% improvement in adjusted net earnings in the first quarter of fiscal 1998 over the same period in fiscal 1997 reflects higher net interest income, lower credit-related costs, increases in loan servicing income and other fees and service charges and reduced FDIC insurance premiums, partially offset by increases in certain general and administrative expenses due to expansion of the Company's business lines, recent acquisitions and franchise expansion, the increase in the amortization of goodwill and other intangible assets due to acquisitions, and an increase in the Company's effective income tax rate.

  The Company's interest rate spread was 2.76% at September 30, 1997, as compared with 2.49% at September 30, 1996 and 2.68% at June 30, 1997. The Company's interest rate spread continued to improve in the first quarter of fiscal 1997 primarily due to a decline in the Company's cost of funds and, to a lesser extent, due to an increase in the yield on its interest-earning assets. The decrease in the cost of funds reflects a decline in deposit costs due to a continuing change in the mix of deposits from higher-cost certificates of deposit to lower-cost daily access accounts and the addition of lower-costing checking and daily access accounts obtained in recent acquisitions, and the replacement of maturing higher-cost FHLB advances with lower-cost advances. Checking accounts comprised 14.3% of total deposits at September 30, 1997, compared with 12.8% and 10.0%, at June 30, 1997 and September 30, 1996, respectively.

  See "Results of Operations--Net Interest Income" for additional discussion of the Company's interest rate spread and the impact that possible future interest rate changes could have on the Company's net interest income.

GOODWILL LITIGATION TRACKING WARRANTS

   On October 28, 1997, Golden State announced plans to distribute Litigation Tracking Warrants ("LTW(TM)s") to its security holders representing the right to receive, upon exercise of the LTW(TM)s, Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal Bank's pending goodwill lawsuit against the U.S. Government. The LTW(TM)s would be exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTW(TM)s would expire 60 days after such notification is given.

   It is currently expected that approximately 86 million LTW(TM)s would be distributed, or reserved for distribution. The distribution of the LTW(TM)s prior to becoming exercisable would not affect Golden State's fully diluted shares outstanding as the amount of the proceeds and the number of shares of common stock to be issued cannot be determined.

   Golden State expects to hold a shareholders' meeting in the March 1998 quarter to approve certain corporate changes necessary to issue the LTW(TM)s, including an increase in the number of shares of common stock that the Company is authorized to issue, a decrease in the per share par value of the Company's common stock from $1.00 to $0.01 and amendments to certain terms of the Company's noncumulative convertible preferred stock. The distribution is also subject to a final determination by Golden State's Board of Directors, which is expected to be made subsequent to the shareholders' meeting.

CENFED ACQUISITION

  On August 18, 1997, Golden State entered into an agreement to acquire CENFED Financial Corporation ("CENFED") and its federal savings bank subsidiary, CenFed Bank. The agreement is subject to regulatory and other approvals and is expected to close in the first calendar quarter of 1998. The terms of the transaction provide for a tax-free exchange of 1.2 shares of Golden State common stock for each outstanding share of CENFED's common stock. This acquisition will be accounted for as a pooling-of-interests.

  At September 30, 1997, CENFED operated 18 branches and had $2.3 billion in assets, including $1.6 billion in gross loans receivable, and $1.6 billion in deposits, over 79% of which were in certificate of deposit accounts. On a pro-forma basis as of September 30, 1997, Golden State would have consolidated assets of $18.7 billion, total deposits of $10.9 billion, stockholders' equity of $1.2 billion and 194 banking offices.

  This acquisition will provide Golden State entry into several markets in which it does not currently operate. With CENFED's servicing portfolio of Small Business Administration ("SBA") loans Golden State, upon completion of the acquisition, will become the fourth largest servicer of SBA loans in the State of California.

CAPITAL

  At September 30, 1997, the Company's tangible book value was $16.46 per common share and $14.92 per fully diluted share, versus $15.83 per common share and $14.35 per fully diluted share at June 30, 1997. The Company's core capital, Tier 1 risk-based capital and total risk-based capital ratios at September 30, 1997 were 5.71%, 10.23% and 11.41%, respectively, placing the Company in the "well-capitalized" category as defined by federal regulations, which require 5% core, 6% Tier 1 risk-based and 10% total risk-based capital to assets ratios to qualify for that designation. At June 30, 1997, the Company's core capital, Tier 1 risk-based capital and total risk-based capital ratios were 5.67%, 10.02% and 11.17%, respectively.

  The Company's capital ratios could decrease in future periods due to, among other things, acquisition activity and further growth in assets, but the Company nonetheless expects to continue to remain in the "well capitalized" category as defined by OTS.

                             BALANCE SHEET ANALYSIS

  The Company's asset size and composition have been determined principally by seeking to balance liquidity, yield, risk and regulatory capital requirements. Consolidated assets of the Company increased by $214.0 million, to $16.4 billion, in the three months ended September 30, 1997, primarily through the purchases of single-family residential loans in the secondary market, and mortgage-backed securities issued by federal agencies for its available for sale portfolio.

  Consolidated liabilities of the Company increased by $182.5 million, to $15.4 billion, in the three months ended September 30, 1997. This was mainly attributable to an increase of $399.1 million in securities sold under agreements to repurchase offset by maturities in borrowings from the FHLB of $204.0 million.

MORTGAGE-BACKED SECURITIES

  Mortgage-backed securities held to maturity decreased by $51.4 million, to $1.1 billion, in the three months ended September 30, 1997, primarily due to principal payments received of $50.8 million.

  Mortgage-backed securities available for sale increased by $111.3 million, to $1.2 billion, in the three months ended September 30, 1997, due to purchases of $196.0 million of mortgage-backed securities issued by various federal agencies, partially offset by principal payments of $85.8 million. The purchases primarily consisted of $47.6 million and $59.1 million of adjustable-rate and fixed-rate securities, respectively, issued by the Government National Mortgage Association ("GNMA").


LOANS RECEIVABLE

  Loans receivable held for investment increased by $185.3 million, to $12.1 billion, in the three months ended September 30, 1997. The increase was primarily due to loans purchased for investment totaling $615.5 million and loans originated for investment, net of refinances, of $217.3 million, partially offset by principal payments of $620.8 million, and loans transferred to real estate acquired in settlement of loans ("REO") of $31.0 million. The loans purchased were primarily purchases in the secondary market of $306.3 million of single-family residential, adjustable-rate mortgage loans and $297.2 million of single-family residential, fixed-rate mortgage loans.

  Loans receivable held for sale decreased by $7.8 million, to $11.2 million, in the three months ended September 30, 1997, primarily due to securitization of loans for mortgage-backed securities in the amount of $10.6 million, and fixed-rate loan sales totaling $40.4 million, partially offset by term loan originations of $35.1 million and the net transfer of loans from held for investment totaling $8.1 million. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the transfer of loans from held for investment.

  As of September 30, 1997, commitments of the Company to purchase loans in the secondary market totaled $35.6 million and was comprised solely of adjustable rate loans. At that date, commitments of the Company to originate loans and sell mortgage-backed securities totaled $43.2 million and $16.0 million, respectively. As of September 30, 1997, commitments on outstanding letters of credit totaled $3.7 million.

  New commitments under lines of credit that were purchased or generated through the Company's consumer and commercial lending programs are summarized as follows (in millions):

                                          Three months ended
                             -------------------------------------------------------
                              Sept. 30    June 30   Mar. 31   Dec. 31   Sept. 30
                                1997       1997      1997      1996       1996
                             ---------- ----------  -------  ---------  ------------

   Consumer loans              $37          $ 66      $ 32       $31        $40
   Commercial loans             52           109        71        63          8
                               ---          ----      ----       ---        ---
                               $89          $175      $103       $94        $48
                               ===          ====      ====       ===        ===

  The new commitments under consumer and commercial lines of credit for the June 1997 quarter included $17.6 million and $67.9 million, respectively, of commitments related to the acquisition of TransWorld Bank.

  The following table summarizes the outstanding commitments and related outstanding principal balances on lines of credit under the Company's consumer and commercial lending programs (in thousands):

                                        Sept. 30     June 30
                                          1997        1997
                                     ------------   ---------
   Consumer loans:
     Credit limit balance                $352,359    $309,013
     Outstanding principal balance         77,558      71,847
   Commercial loans:
     Credit limit balance                 258,586     213,332
     Outstanding principal balance        107,460      88,927

  Term loan originations by property type (including the refinanced portion of the Company's loans) and loans purchased in the secondary market are summarized as follows (in millions):

                                                            Three months ended
                                             --------------------------------------------------
                                             Sept. 30    June 30   Mar. 31   Dec. 31   Sept. 30
Originations:                                  1997       1997      1997      1996       1996
                                             --------  ---------   -------   -------   --------
 Permanent Loans:
   Single-family 1-4 units                     $275    $  245      $141      $164       $176
   Multi-family 5-36 units                        4         4         4         9          5
   Multi-family 37 or more units                 --         7        --         2         --
   Non-residential                                4         3         1         3          1
 Construction Loans:
   Single-family 1-4 units                       --        --        --        --          3
   Multi-family 5-36 units                       --        --        --         1          3
 Commercial loans                                16        17         5         1          7
 Consumer loans                                   3         3         3         6          4
                                               ----    ------      ----      ----       ----
   Total Originations                           302       279       154       186        199

 Secondary Market Purchases (1-4 units):
 Adjustable                                     306       294       214       259        369
 Fixed                                          297       502       324        --        372
                                               ----    ------      ----      ----       ----
   Total Purchases                              603       796       538       259        741
                                               ----    ------      ----      ----       ----
                                               $905    $1,075      $692      $445       $940
                                               ====    ======      ====      ====       ====

  Term loan originations for the three months ended September 30, 1997 increased 7% from the quarter ended June 30, 1997. Loans refinanced totaled $49.5 million, or 16% of total originations, for the three months ended September 30, 1997, compared to $24.4 million, or 9% of total originations, for the quarter ended June 30, 1997.

  Term loan originations for the three months ended September 30, 1997 increased by $102.9 million, or 52%, to $301.8 million, as compared to the same quarter last year primarily due to an improvement in the California housing market and an increase in fixed-rate originations resulting from a reduction in long term interest rates. Loans refinanced totaled $19.9 million, or 10% of total originations, for the three months ended September 30, 1996. See Exhibit 99C for loan originations by note type, including refinanced portion, for the past five quarters.

  Multi-family residential and non-residential real estate loans have primarily been made to finance the disposition of REO and real estate held for sale or investment ("REI") properties or to refinance maturing loans. The single-family residential and multi-family residential construction loans originated in fiscal 1997 represent outstanding commitments made before the Company's construction lending program was terminated during fiscal 1997.

NON-PERFORMING ASSETS ("NPAS") AND RESTRUCTURED LOANS

  The following table summarizes the Company's NPAs and restructured loans at the dates indicated (dollars in thousands):

                                 September 30, 1997               June 30, 1997
                               ----------------------        ------------------------
                                             % of                               % of
                                 Dollar      Total            Dollar             Total
                                 Amount     Assets            Amount            Assets
                               ----------  --------          --------           ------
   Non-accrual loans             $129,911     0.79%          $140,295            0.86%
   REO and other assets            60,338     0.37%            64,663            0.40%
                                 --------    -----           --------            ----
   Total NPAs                     190,249     1.16%          $204,958            1.26%
                                 ========    =====           ========            ====

   Restructured loans            $ 33,251     0.20%          $ 31,064            0.19%
                                 ========    =====           ========            ====

  The following table summarizes NPA and restructured loan activity during the first three months of fiscal 1998 (in thousands):

                              JUNE 30,                                                                   PAYOFFS/      SEPT. 30,
                               1997                         FORE-          WRITE-         REIN-           SALES/         1997
                              BALANCE     ADDITIONS        CLOSURES        DOWNS       STATEMENTS         OTHER         BALANCE
                             ----------------------------------------------------------------------------------------------------
NON-ACCRUAL LOANS:
 Single-family 1-4 units       $ 82,989      $38,478      $(17,294)       $     -          $(11,287)      $ (7,099)      $ 85,787
 Multi-family 5-36 units         21,087        4,430        (7,471)           (35)           (2,018)        (1,509)        14,484
 Multi-family 37 or more units    3,121            -             -              -                 -         (1,618)         1,503
 Non-residential                 30,672        7,082        (5,934)             -            (1,731)        (4,903)        25,186
 Commercial                         859        2,460             -             (2)           (1,512)           364          2,169
 Consumer                         1,567           52             -              -                 -           (837)           782
                               ---------------------------------------------------------------------------------------------------

    Total                      $140,295      $52,502      $(30,699)       $   (37)         $(16,548)      $(15,602)      $129,911
                               ===================================================================================================

REO AND OTHER ASSETS:
 Single-family 1-4 units       $ 34,116      $ 1,533      $ 13,546        $  (551)         $      -       $(21,230)      $ 27,414
 Multi-family 5-36 units          8,414          399         5,268           (197)                -         (4,736)         9,148
 Multi-family 37 or more units    1,933            -             -              -                 -         (1,933)             -
 Non-residential                 20,169          146         5,857           (745)                -         (1,651)        23,776
 Consumer                            31            -             -              -                 -            (31)             -
                               --------------------------------------------------------------------------------------------------
    Total                      $ 64,663      $ 2,078      $ 24,671        $(1,493)         $      -       $(29,581)      $ 60,338
                               ==================================================================================================

TOTAL NPAS:
 Single-family 1-4 units       $117,105      $40,011      $ (3,748)       $  (551)         $(11,287)      $(28,329)      $113,201
 Multi-family 5-36 units         29,501        4,829        (2,203)          (232)           (2,018)        (6,245)        23,632
 Multi-family 37 or more units    5,054            -             -              -                 -         (3,551)         1,503
 Non-residential                 50,841        7,228           (77)          (745)           (1,731)        (6,554)        48,962
 Commercial                         859        2,460             -             (2)           (1,512)           364          2,169
 Consumer                         1,598           52             -              -                 -           (868)           782
                               --------------------------------------------------------------------------------------------------
    Total                      $204,958      $54,580      $ (6,028)       $(1,530)         $(16,548)      $(45,183)      $190,249
                               ==================================================================================================

RESTRUCTURED LOANS:
 Single-family 1-4 units       $  2,168      $   311      $      -        $     -          $      -       $   (545)      $  1,934
 Multi-family 5-36 units          3,676            -             -              -                 -         (1,314)         2,362
 Multi-family 37 or more         18,331        3,114             -              -                 -            (73)        21,372
 Non-residential                  6,889          751             -              -                 -            (57)         7,583
                               --------------------------------------------------------------------------------------------------
    Total                      $ 31,064      $ 4,176      $      -        $     -          $      -       $ (1,989)      $ 33,251
                               ==================================================================================================

          The $14.7 million, or 7.2%, decrease in NPAs for the three months ended September 30, 1997 reflects $29.6 million in sales of REO through the Company's regular liquidation process, $15.6 million in non-accrual loans being sold or paid off and $16.5 million in non-accrual loans being reinstated to accrual status, partially offset by NPA additions of $54.6 million. For the three months ended September 30, 1997, 73.3% of NPA additions were loans secured by, and REO consisting of, single-family residences. During October 1997, the Company's largest non-accrual loan in the amount of $11.3 million, secured by a shopping center, paid off and the largest REO in the amount of $13.4 million, consisting of land acquired for development, was sold, for a combined reduction in NPAs of $24.7 million. On a pro forma basis, these reductions would have improved the ratio of NPAs to total assets at September 30, 1997 from 1.16% to 1.01%.


          The $2.2 million increase in restructured loans for the three months ended September 30, 1997 was primarily due to $4.2 million of new restructured loans transferred from non-accrual status, partially offset by $2.0 million of restructured loans being transferred to performing status.


          The table in Exhibit 99E presents the Company's gross loan portfolio, NPAs and restructured loans by property type as of September 30, 1997. The table in Exhibit 99G summarizes the activity in the Company's NPAs for the past five quarters.

          Total delinquent loans at September 30, 1997 did not change significantly from the level at June 30, 1997. Delinquent loans in the single-family residential and commercial loan portfolios, increased by $5.7 million and $6.8 million, to $151.9 million and $12.7 million, respectively. Delinquent loans in the multi-family residential and non-residential loan portfolios, declined by $4.4 million and $6.8 million, to $26.6 million and $21.7 million, respectively. At September 30, 1997, single-family residential and multi-family residential loans comprised 71% and 12%, respectively, of total delinquent loans. The table in Exhibit 99H presents the Company's delinquent loans by property type for the past five quarters.



ALLOWANCE FOR LOAN LOSSES


  Golden State uses an internal asset review system to identify problem assets. The Company's asset classification process, in accordance with applicable regulations, provides for the classification of assets into the categories of satisfactory, special mention, substandard, doubtful or loss. The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, asset classifications, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience and industry experience. The allowance for loan losses is adjusted quarterly to reflect management's current assessment of the effect of these factors on estimated inherent loan losses. While management uses all information available to it to estimate losses on loans, future changes to the allowance may become necessary based on changes in economic and market conditions. Various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make changes to the allowance based on their judgments and the information available to them at the time of their examination.


  The following table sets forth the allocation of Golden State's allowance for loan losses at September 30, 1997 and June 30, 1997 by property type (dollars in thousands):


                                        September 30, 1997                             June 30, 1997
                          ---------------------------------------------       -----------------------------------
                                                Gross      Percent of                     Gross       Percent of
                                                Loan        Allowance                     Loan         Allowance
                                              Portfolio      to Loan                    Portfolio       to Loan
                                Allowance      Balance       Balance       Allowance     Balance        Balance
                           ---------------  ------------   ------------    ----------  ------------    ---------
 Single-family 1-4 units      $ 45,672       $ 9,091,337      0.50%       $ 52,579      $ 8,821,828     0.60%
 Multi-family:
  5-36 units                    39,887         1,453,674      2.74          43,852        1,477,549     2.97
  37 or more units              14,760           347,409      4.25          16,496          345,052     4.78
Non-residential                 38,229         1,067,392      3.58          35,280        1,207,013     2.92
Commercial                       6,687           213,155      3.14           7,552          160,061     4.72
Consumer                        13,362           123,629     10.81           8,000          120,685     6.63
                              --------       -----------                  --------      -----------
                              $158,597       $12,296,596      1.29%       $163,759      $12,132,188     1.35%
                              ========       ===========     =====        ========      ===========     ====

  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses
in any other category.   The reallocation of the allowance among the different
portfolios reflects management's current assessment of the shifting of the relative risks of loss inherent in the different portfolios.

  Specific valuation allowances of $13.4 million and $14.0 million have been established at September 30 and June 30, 1997, respectively, for impaired loans and are included in the allowance for loan losses. Specific valuation allowances are provided when management determines that, for a specific loan, default appears probable and the amount of the expected loss is measurable. The balances of impaired loans with related specific valuation allowances at September 30, 1997 and June 30, 1997 totaled $74.1 million and $78.7 million, respectively. Those impaired loans without related specific valuation allowances at September 30, 1997 and June 30, 1997 totaled $54.3 million and $64.1 million, respectively.


  The allowance for loan losses declined by $5.2 million, to $158.6 million, in the first three months of fiscal 1998. The decrease in the allowance during this period reflects improving NPA and delinquency trends, reduced levels of charge-offs, a reduced number of high-risk, large, and multiple loan borrower relationships and an overall improvement in the performance of the total loan portfolio. Credit quality continued to improve, reflecting the lowest level of NPAs since fiscal 1988, and the lowest level of charge-offs since March 1989. The increase in the allowance allocation to consumer loans reflects growth in that portfolio and in the outstanding commitments on consumer lines of credit, and the Company's limited experience to date in managing the credit performance of this new line of business. The ratios of allowance to non-accrual loans and total gross loans at September 30, 1997 were 122.1% and 1.3%, respectively, compared to 116.7% and 1.4%, respectively, at June 30, 1997.


  A summary of activity in the allowance for loan losses by property type during the first three months of fiscal 1998 is as follows (in thousands):


                               Balance                                             Balance
                              June 30,   Provision      Charge-                 September 30,
                                1997   (Reallocation)    offs      Recoveries       1997
                              --------  ------------  ---------   ------------  -------------
 Single-family 1-4 units       $ 52,579     $(3,094)    $(3,844)       $   31        $ 45,672
 Multi-family:
  5-36 units                     43,852      (1,477)     (2,488)           --          39,887
  37 or more units               16,496      (1,643)        (93)           --          14,760
Non-residential                  35,280       3,751      (1,012)          210          38,229
Commercial                        7,552        (395)     (1,035)          565           6,687
Consumer                          8,000       5,955        (845)          252          13,362
                               --------     -------     -------        ------        --------
                               $163,759     $ 3,097     $(9,317)       $1,058        $158,597
                               ========     =======     =======        =====         ========

  A summary of activity in the allowance for loan losses by property type during the first three months of fiscal 1997 is as follows (in thousands):


                               Balance                                              Balance
                              June 30,    Provision     Charge-                  September 30,
                                1996    (Reallocation)   offs        Recoveries       1996
                              ---------  -----------  ----------    -----------  -------------
 Single-family 1-4 units       $ 56,833     $ 4,514     $ (7,573)       $   13        $ 53,787
 Multi-family:
  5-36 units                     48,628         929       (2,945)            5          46,617
  37 or more units               26,062        (890)      (4,384)           --          20,788
Non-residential                  47,260       2,283       (2,837)           55          46,761
Commercial                        4,699      (2,111)         (28)          884           3,444
Consumer                          3,274       2,629         (990)          321           5,234
                               --------     -------     --------        ------        --------
                               $186,756     $ 7,354     $(18,757)       $1,278        $176,631
                               ========     =======     ========        ======        ========

  The provision for loan losses declined by $4.3 million, to $3.1 million, in the three months ended September 30, 1997, compared to the same period last year, reflecting management's assessment that there is a decreased risk of loss inherent in the loan portfolio, as evidenced by decreases in NPAs and delinquent loans. The negative balances shown in the "Provision/(Reallocation)" column in the above tables represent the reallocation of the allowance among the different portfolios and reflects management's current assessment of the shifting of the relative risks of loss inherent in the different portfolios.


  If the recent economic improvements in the Company's principal market areas do not continue, the Company's loans could be adversely impacted resulting in increases in NPAs and higher charge-offs. Such increases could require a larger allowance for loan losses and could reduce net earnings.


MORTGAGE LOAN SERVICING ACTIVITIES


  Golden State services mortgage loans for other loan investors in exchange for servicing fees. The Company enters into agreements to service loans for others primarily through the purchase of servicing rights from other servicers, and to a lesser extent, through the sale of loans it has originated while retaining the right to service the loans.

  Mortgage servicing assets ("MSA") decreased by $11.2 million, to $273.3 million, during the three months ended September 30, 1997, primarily due to the amortization of MSA of $11.5 million. No servicing rights were purchased during the quarter ended September 30, 1997. During fiscal 1997, the Company purchased servicing rights relating to $17.2 billion of loans for $187.3 million, which included servicing rights relating to $11.5 billion of predominantly fixed-rate mortgage loans purchased for $112.8 million in the fourth quarter of fiscal 1997.

  The valuation of mortgage servicing is significantly impacted by market prepayment expectations of the loans underlying the MSA. If prepayment expectations increase from the levels as of September 30, 1997, recognition of valuation allowances relating to the value of the Company's MSA and acceleration of the rate of amortization of the asset may be necessary, depending upon the frequency and magnitude of such increases. A decrease in long-term interest rates in the range of 50 to 100 basis points from the September 30, 1997 levels could result in impairment to the Company's MSA in the range of $5 million to $32 million.

  The Company's portfolio of loans serviced for others totaled $28.6 billion at September 30, 1997 and included the above-mentioned $11.5 billion of loans which were transferred to the Company for servicing in the current quarter. Loans serviced for others at September 30, 1996 totaled $17.8 billion. At September 30 and June 30, 1997, 3.39% and 3.50%, respectively, of the Company's loans serviced for others were delinquent 30 days or more.


LIABILITY COMPOSITION


  The Company's ratios of deposits and borrowings to total interest-earning liabilities were 62% and 38%, respectively, at September 30, 1997, compared to ratios of 63% and 37%, respectively, at June 30, 1997. The Company continues to emphasize the attraction of retail deposits, especially low-cost demand deposits. The ratio of deposits to borrowings, however, is impacted by the Company's ability to fund asset growth with growth in retail deposits. The Company expects to replace borrowings with retail deposits over time through a combination of retail sales efforts and acquisitions of deposits. See the deposit composition table following for additional information.


DEPOSITS


  The Company uses retail deposits as its core source of funds for lending and asset purchase purposes and as a customer base for providing additional financial services. The Company's total deposits decreased by $18.0 million, to $9.3 billion, in the first three months of fiscal 1998.


  Golden State's deposit composition at September 30, 1997 and June 30, 1997 was as follows (dollars in thousands):

                                 September 30, 1997             June 30, 1997
                                -------------------         ----------------------
                                              % of                          % of
                                  Balance     Total          Balance         Total
                                ----------   ------         ----------      ------
   Checking                     $1,331,925    14.3%         $1,198,011       12.8%
   Savings                         442,141     4.7             452,225        4.8
   Money market                  2,150,961    23.0           2,119,553       22.7
                                ----------   ------         ----------      ------
   Total daily access            3,925,027    42.0           3,769,789       40.3
                                ----------   -----          ----------      -----
   Short-term certificates
    (1 year or less)             2,628,395    28.1           2,703,538       28.9
   Long-term certificates
    (over 1 year)                2,621,355    28.1           2,700,906       28.9
   Jumbo and brokered
    certificates                   164,164     1.8             182,676        1.9
                                ----------   -----          ----------      -----
   Total certificates            5,413,914    58.0           5,587,120       59.7
                                ----------   -----          ----------      -----
   Total deposits               $9,338,941   100.0%         $9,356,909      100.0%
                                ==========   =====          ==========      =====

  Checking accounts increased by $133.9 million, or 11%, to $1.3 billion, during the first three months of fiscal 1998. The increase was comprised of a $64.0 million increase in retail and business checking accounts and a $69.9 million increase in custodial checking accounts to which borrower payments on loans serviced by the Company are deposited prior to disbursement to investors, taxing authorities or insurance companies.

BORROWINGS


  Total borrowings increased by $184.4 million, to $5.8 billion, during the three months ended September 30, 1997 to support asset growth. Securities sold under agreements to repurchase increased by $399.1 million, to $1.2 billion at September 30, 1997. Borrowings from the Federal Home Loan Bank ("FHLB") decreased by $204.0 million to $4.6 billion. The Company decreased adjustable-rate FHLB borrowings by $200.0 million, to $2.7 billion during the three months ended September 30, 1997, while keeping fixed-rate FHLB borrowings at the level of $1.9 billion at June 30, 1997. All of the $10.5 million outstanding subordinated debentures at June 30, 1997 were redeemed on September 16, 1997 at a redemption price equal to 100% of the principal amount together with accrued and unpaid interest from March 15, 1997 to the redemption date. Total borrowings as of September 30, 1997 and June 30, 1997 included $4.4 billion and $4.2 billion, respectively, of borrowings due within one year. See "Liquidity and Asset and Liability Management--Asset and Liability Management" below for additional discussion of the Company's borrowings.


STOCKHOLDERS' EQUITY


  Stockholders' equity increased by $31.5 million, to $1.0 billion, during the three months ended September 30, 1997, primarily due to net earnings of $28.5 million, income tax benefits of $3.8 million relating to the exercise of stock options, proceeds of $1.3 million received from the issuance of common stock related to the exercise of stock options and a $0.8 million decrease in the net unrealized loss recorded on the portfolio of mortgage-backed securities available for sale, partially offset by dividends declared of $2.5 million on the Company's preferred stock.


REGULATORY CAPITAL


  The following table compares Glendale Federal Bank's regulatory capital at September 30, 1997 to its minimum regulatory capital requirements at that date (dollars in thousands):


                                             Capital at        As a %      Capital          As a %          Excess
                                           Sept. 30, 1997    of Assets    Required        of Assets         Capital
                                        -----------------   -----------   ---------       ---------         --------
Glendale Federal Bank's capital in
  accordance with generally accepted
  accounting principles                        $1,030,488
Adjustments for tangible and core
 capital:
     Goodwill and other intangible
      assets                                      (97,421)
     Investments in and advances to
        non-permissible subsidiaries                 (362)
     Net unrealized holding loss on
        available for sale securities                 366
                                               ----------
Total tangible capital                         $  933,071         5.71%    $245,000            1.50%        $688,071
Adjustment for core capital                             -
                                               ----------
Total core capital                             $  933,071         5.71%    $489,999*           3.00%*       $443,072*
Adjustments for risk-based capital:
     Allowance for general loan losses**          112,991
     Equity risk investments required
        to be deducted                             (7,408)
                                               ----------
Total risk-based capital                       $1,038,654        11.41%    $731,956*           8.00%*       $306,698*
                                               ==========
------------------------------

* Under the standards for "well capitalized" institutions established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the corresponding amounts for core capital are $816,665, 5.00% and $116,406, respectively, and the corresponding amounts for risk-based capital are $912,097, 10.00% and $126,557, respectively.


** Limited to 1.25% of risk-weighted assets.

                  LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT


LIQUIDITY


     The Company's primary sources of funds consist of retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities and sales of securities under agreements to repurchase. The Company also obtains funds from its operations. Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan and mortgage-backed security prepayments and deposit flows may vary widely in reaction to market conditions, primarily prevailing interest rates. As a measure of protection against these uncertainties, the Company generally has back-up sources of funds available to it. At September 30, 1997, funds estimated to be available from these sources totaled approximately $3.8 billion and consisted primarily of FHLB advances and the repurchase agreement markets.


     During the three months ended September 30, 1997, the Company experienced a net cash outflow from investing activities of $253.0 million, primarily due to the purchase of loans and mortgage-backed securities and to term loan originations, partially offset by principal payments on loans and mortgage-backed securities. The Company experienced positive cash flows from operating activities during the period of $66.0 million. The Company's financing activities during the period resulted in a net cash inflow of $164.8 million, consisting principally of an increase in short-term borrowings.


     During September 1997, the Company's average liquidity ratio was 5.78%. The current minimum regulatory requirement for this ratio is 5%.


ASSET AND LIABILITY MANAGEMENT


     Savings institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, FHLB advances and other borrowings, mature or reprice at different frequencies, or on different bases, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans and mortgage-backed securities. Interest rate risk is increased by the difference in aggregate amounts of interest-earning assets and interest-bearing liabilities. Institutions that invest in mortgage-backed assets are subject to prepayment risk as the duration and value of such assets are impacted by changes in actual prepayment from projections made at the time of origination or purchase. Generally, a significant or prolonged reduction in interest rates would be expected to result in an acceleration of loan prepayments beyond the levels currently projected by the Company.


     One of the Company's primary financial objectives is to manage the interest rate risk inherent in its business. The one-year GAP represents the estimated difference between the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within one year, based on assumptions as to the expected repayment of assets and liabilities. The interest rate sensitivity of the Company's assets and liabilities could vary substantially if actual experience differs from the assumptions used. The Maturity and Rate Sensitivity Analysis table in Exhibit 99A sets forth the projected maturities, based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), of the Company's major asset and liability categories as of September 30, 1997.


     The following table is a summary of Golden State's one-year GAP at the dates indicated (dollars in millions):

                                           Sept. 30,    June 30,
                                              1997        1997
                                        ------------------------
 Interest-earning assets maturing or
  repricing within one year                  $11,148     $11,640
 Interest-bearing liabilities maturing
  or repricing within one year                 9,783       9,282
                                             -------     -------
 One-year maturity GAP                       $ 1,365     $ 2,358
 One-year maturity GAP as a percent of       =======     =======
  total assets                                   8.3%       14.5%
                                             =======     =======

  The $993 million decrease in the one-year GAP during the first quarter of fiscal 1998 was primarily due to a $501 million increase in interest-bearing liabilities maturing or repricing within one year and a $492 million decrease in interest-earning assets maturing or repricing within one year. The growth in one-year liabilities was primarily due to an increase of $275 million in certificates of deposits and an increase of $399 million in securities sold under agreements to repurchase, partially offset by a decrease of $204 million in FHLB borrowings that mature or reprice within one year. The decrease in one-year assets was principally due to decreases of $299 million and $145 million in single-family residential loans and multi-family and non-residential loans, respectively, that mature or reprice within one year. Assets repricing beyond one year increased by $694 million due to purchases of loans and mortgage-backed securities, and originations of fixed-rate single-family loans.


  The Company is better protected against rising interest rates with a positive one-year GAP. However, the Company remains subject to possible interest rate spread compression, which would adversely impact the Company's net interest income, if interest rates rise. This is primarily due to the lag in the repricing of the indices to which the Company's adjustable-rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on such adjustable-rate loans and mortgage-backed securities, and to an increase in the cost of the Company's liabilities which are subject to monthly repricing. The amount of such interest rate spread compression would depend upon the frequency, severity and duration of such interest rate fluctuations. The positive one-year GAP could decrease in future periods due to, among other things, the use of short-term adjustable-rate borrowings to purchase long-term fixed-rate loans in the secondary market.


  The Company's Asset/Liability Management Committee ("ALCO") is responsible for implementing the interest rate risk management policy adopted by the Company. Among other things, the Company's policy statement sets forth the limits established by the Board of Directors on acceptable changes in net interest income and net portfolio value resulting from specified changes in interest rates. ALCO reviews, among other things, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and Golden State's current operating results, liquidity, capital and interest rate risk exposure. Based on such reviews, ALCO formulates a strategy that is intended to implement the objectives set forth in Golden State's business plan without exceeding the net interest income and net portfolio value limits set forth in the interest rate risk management policy statement.

  The following tables present the Company's gross loan portfolio, including loans owned and serviced by the Company and loans owned and serviced by others, and the Company's gross mortgage-backed securities portfolio (before adjustment for the unrealized loss on mortgage-backed securities available for sale) by note type and the distribution of adjustable-rate loans and mortgage-backed securities among the major underlying indices at the dates indicated (dollars in millions):


                                                                  SEPTEMBER 30, 1997
                                         ------------------------------------------------------------------------------
                                             LOANS             LOANS
                                           OWNED AND         OWNED AND         MORTGAGE-
                                           SERVICED           SERVICED          BACKED                     PERCENT
                                           BY BANK            BY OTHERS        SECURITIES        TOTAL     OF TOTAL
                                         ------------------------------------------------------------------------------
Adjustable:
  6-month Treasury Bills...........      $  317               $   30             $  393          $   740          5%
  1-Year Treasury Bills(1).........       2,410                2,176              1,249            5,835         40
  11th District Cost of Funds......       3,420                   69                126            3,615         25
  Prime............................         299                   --                  7              306          2
  Other............................         113                    7                107              227          1
                                         ------               ------             ------          -------        ---
                                          6,559                2,282              1,882           10,723         73
Fixed..............................       1,172                2,284                426            3,882         27
                                         ------               ------             ------          -------        ---
Total..............................      $7,731               $4,566             $2,308          $14,605        100%
                                         ======               ======             ======          =======        ===
                                                                         JUNE 30, 1997
                                       --------------------------------------------------------------------------------
                                         LOANS               LOANS
                                        OWNED AND          OWNED AND         MORTGAGE-
                                        SERVICED           SERVICED           BACKED                          PERCENT
                                        BY BANK            BY OTHERS         SECURITIES           TOTAL       OF TOTAL
                                       --------------------------------------------------------------------------------
Adjustable:
  6-month Treasury Bills...........      $  328               $   32             $  411          $   771          5%
  1-Year Treasury Bills(1).........       2,452                2,135              1,285            5,872         41
  11th District Cost of Funds......       3,551                   71                131            3,753         26
  Prime............................         288                   --                  8              296          2
  Other............................         115                    7                117              239          2
                                         ------               ------             ------          -------        ---
                                          6,734                2,245              1,952           10,931         76
Fixed..............................       1,070                2,083                297            3,450         24
                                         ------               ------             ------          -------        ---
Total..............................      $7,804               $4,328             $2,249          $14,381        100%
                                         ======               ======             ======          =======        ===

 ------------------
(1) Includes $1.4 billion and $1.3 billion at September 30, 1997 and 1996, respectively, of loans and mortgage-backed securities with interest rates that are fixed for three to five years which then convert to adjustable rates for the remainder of the loan term.

                             RESULTS OF OPERATIONS


NET INTEREST INCOME


  The following table sets forth the Company's average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense incurred thereon and the resulting average yield-cost ratios for the periods indicated (dollars in thousands):

                                                                               Three months ended September 30
                                                           ----------------------------------------------------------------------

                                                                          1997                                 1996
                                                           ----------------------------------------------------------------------
                                                                         Interest    Average                   Interest   Average
                                                             Average      Income/     Yield/      Average      Income/     Yield/
                                                            Balances      Expense      Cost       Balances     Expense      Cost
                                                           -----------  ----------     -----     -----------   --------     -----
Interest-earning Assets:
   Loans receivable, net                                   $12,251,299    $235,801      7.70%    $11,107,267   $210,187      7.57%
                                                           -----------    --------               -----------   --------
   Mortgage-backed securities, held to maturity              1,138,451      19,469      6.84%          N/A         N/A       N/A
   Mortgage-backed securities, available for sale            1,144,435      18,595      6.51%          N/A         N/A       N/A
                                                           -----------    --------               -----------   --------
       Total mortgage-backed securities, net/2/              2,282,886      38,064      6.67%      2,207,737     36,353      6.59%
                                                           -----------    --------               -----------   --------
           Total loans and mortgage-backed securities       14,534,185     273,865      7.54%     13,315,004    246,540      7.41%
                                                           -----------    --------               -----------   --------
   Federal funds sold and assets purchased under
    resale agreements                                          643,652       9,494      5.85%        615,022      8,591      5.54%
                                                           -----------    --------               -----------   --------
   Other debt and equity securities available for
    sale                                                        26,577         357      5.33%          N/A         N/A       N/A
   Other investments                                           270,231       7,370     10.82%          N/A         N/A       N/A
                                                           -----------    --------               -----------   --------
       Total other investments/2/                              296,808       7,727     10.33%        228,107      5,538      9.63%
                                                           -----------    --------               -----------   --------
           Total investments                                   940,460      17,221      7.26%        843,129     14,129      6.65%
                                                           -----------    --------               -----------   --------

       Total interest-earning assets                       $15,474,645    $291,086      7.52%    $14,158,133   $260,669      7.36%
                                                           ===========    ========               ===========   ========

Interest-bearing Liabilities:
   Non-interest-bearing demand deposits                    $   829,816    $     --      0.00%    $   429,374   $     --      0.00%
   Interest-bearing demand deposits                            428,712       1,081      1.00%        398,611      1,051      1.05%
   Savings deposits                                            448,375       2,430      2.15%        477,633      2,588      2.15%
   Money market deposits                                     2,128,718      22,781      4.25%      1,778,261     19,674      4.39%
                                                           -----------    --------               -----------   --------
       Total daily access                                    3,835,621      26,292      2.72%      3,083,879     23,313      3.00%
   Certificates                                              5,474,866      75,223      5.45%      5,684,458     78,383      5.47%
                                                           -----------    --------               -----------   --------
           Total deposits                                    9,310,487     101,515      4.33%      8,768,337    101,696      4.60%
                                                           -----------    --------               -----------   --------
   Securities sold under agreements to
      repurchase                                             1,067,620      15,224      5.66%        712,618      9,813      5.46%
   Borrowings from the Federal Home Loan
      Bank                                                   4,668,315      67,641      5.75%      4,083,652     59,435      5.77%
   Other borrowings                                             59,024         555      3.73%         41,992        362      3.42%
                                                           -----------     -------               -----------   --------

           Total borrowings                                  5,794,959      83,420      5.71%      4,838,262     69,610      5.71%
                                                           -----------     -------               -----------   --------

       Total interest-bearing liabilities                  $15,105,446    $184,935      4.86%    $13,606,599   $171,306      4.99%
                                                           ===========    ========               ===========   ========

Difference between average
 interest-earning assets and
 interest-bearing liabilities                              $   369,199                           $   551,534
                                                           ===========                           ===========

Net interest income                                                        106,151                             $ 89,363
                                                                          ========                             ========

Yield-cost spread                                                                       2.66%                                2.37%
                                                                                       =====                                =====

Effective net spread /1/                                                                2.78%                                2.56%
                                                                                       =====                                =====

_______________
   /1/ Annualized net interest income divided by average interest-earning assets.
   /2/ Prior to fiscal 1998, the Company aggregated income from all securities
       (held to maturity and available for sale).

  The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate fluctuations (change in rate multiplied by prior period average balance) and volume fluctuations (change in average balance multiplied by prior period rate) for the periods indicated (in thousands):


                                           Three months ended September 30,
                                                   1997 vs. 1996
                                                   Changes Due To
                                        -------------------------------------
                                           Volume         Rate        Total
                                        -------------------------------------
Interest income:
  Loans receivable, net                        $21,954    $ 3,660    $25,614
  Mortgage-backed securities, net                1,261        450      1,711
                                               -------    -------    -------
      Total loans and mortgage-backed           23,215      4,110     27,325
       securities

  Federal funds sold and assets
    purchased under resale agreements              410        493        903
  Other investments                              1,764        425      2,189
                                               -------    -------    -------
      Total investments                          2,174        918      3,092
                                               -------    -------    -------
      Total interest income                     25,389      5,028     30,417
                                               -------    -------    -------
Interest expense:
  Deposits - daily access                        5,302     (2,323)     2,979
  Deposits - certificates                       (2,875)      (285)    (3,160)
                                               -------    -------    -------
      Total deposits                             2,427     (2,608)      (181)

  Securities sold under agreements
     to repurchase                               5,041        370      5,411
  Borrowings from the Federal Home
      Loan Bank                                  8,414       (208)     8,206
  Other borrowings                                 158         35        193
                                               -------    -------    -------
      Total borrowings                          13,613        197     13,810
                                               -------    -------    -------

      Total interest expense                    16,040     (2,411)    13,629
                                               -------    -------    -------

Net interest income                            $ 9,349    $ 7,439    $16,788
                                               =======    =======    =======

Note: Non-accrual loans are included in the average balances for the periods;
      however, interest on such loans has been excluded from interest income for the periods. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.


  Net interest income increased by $16.8 million, to $106.2 million, in the three months ended September 30, 1997, compared to the same period last year, because of an increase in average interest-earning assets and an improvement in the yield-cost spread. Volume changes contributed $9.3 million to the increase in net interest income, and were primarily due to increased interest income of $25.4 million resulting from a $1.3 billion increase in average interest earning assets for the first quarter of fiscal 1998 compared to the same period last year. Partially offsetting the volume-based growth in interest income was a $16.0 million increase in interest expense relating to a $1.5 billion increase in average interest bearing liabilities for the quarter ended September 30, 1997 compared to the same quarter a year ago. The $200 million difference in the growth of interest earning assets of $1.3 billion as compared to the growth in interest bearing liabilities of $1.5 billion is primarily due to the Company's purchases in the fourth quarter of fiscal 1997 of mortgage servicing assets and goodwill acquired in connection with the TransWorld Bank transaction. The yield-cost spread increased by 29 basis points, to 2.66%, in the three months ended September 30, 1997, compared to the same period last year, primarily due to an increase in the yield on the Company's interest-earning assets of 16 basis points, to 7.52%, and a decrease in its cost of funds of 13 basis points, to 4.86%.

  Interest income on loans receivable increased by $25.6 million, to $235.8 million, in the three months ended September 30, 1997, compared to the same period last year, primarily due to portfolio growth. The average balance of loans receivable, net, increased by $1.1 billion, to $12.3 billion, during the quarter ended September 30, 1997, contributing $22.0 million to the growth. This was due to the Company's purchases, in the secondary market, of $824.1 million of fixed rate loans with a weighted average yield of 8.02% and $767.9 million of adjustable rate loans with a weighted average yield of 7.43% during the last nine months of fiscal 1997. During the current quarter, the Company purchased $296.7 million of fixed-rate loans with a weighted average yield of 7.63% and $306.3 million of adjustable rate loans with a weighted average yield of 7.36% in the secondary market. Contributing to the growth in the loan portfolio was the purchase of $135.8 million in loans with a weighted average yield of 10.26% from the May 1997 TransWorld Bank acquisition. The growth in the loan portfolio was enhanced by an increase in portfolio yield of 13 basis points, which contributed $3.7 million to growth. The increase in portfolio yield was primarily due to the impact of the aforementioned higher yielding fixed rate purchases in the secondary market, the higher yielding loans acquired from TransWorld Bank, and to the effect of a declining level of non-accrual loans. The Company does not recognize income on non-accrual loans during the period they are considered non-accrual, while their balances are included in the asset base for yield calculation purposes. The average balances of non-accrual loans in the first quarters of fiscal 1998 and fiscal 1997 were $135.1 million and $182.0 million, respectively. The impact of non-accrual loans on the yield on loans was a reduction in yield of 5 basis points in the first quarter of fiscal 1998 versus a reduction in yield of 11 basis points in the same period in fiscal 1997.


  Interest income on mortgage backed securities increased by $1.7 million, to $38.1 million, in the three months ended September 30, 1997, compared to the same period last year, primarily due to an increase in the yield on mortgage-backed securities of 8 basis points to 6.67% and an increase in the average portfolio balance of $75.0 million.


  Interest income on federal funds sold and assets purchased under resale agreements increased by $0.9 million, to $9.5 million, in the first quarter of fiscal 1998, compared to the same period in fiscal 1997, primarily due to an increase in the yield of 31 basis points to 5.85% and an increase in the average balance of $28.6 million.


  Interest income on other investments increased by $2.2 million to $7.7 million in the three months ended September 30, 1997, compared to the same period last year, due to an increase in the average portfolio balance of $68.7 million and an increase in the yield of 70 basis points, to 10.33%. The increase in the average portfolio balance was primarily due to a $57.6 million increase in the Company's average investment in FHLB stock, which was required by the FHLB in order for the Company to obtain additional borrowings from the FHLB. The increase in the yield on other investments was primarily due to an increase in the yield on the investment on FHLB stock as well as to interest earned on off-balance sheet custodial accounts.


  Interest expense on daily access deposits increased by $3.0 million, to $26.3 million, in the first quarter of fiscal 1998, compared to the same period in fiscal 1997, primarily due to a $0.8 billion, or 24% increase in the average balance in daily access accounts during the three months ended September 30, 1997, compared to the same period last year. This growth in average balance contributed $5.3 million to the increase in interest expense. The growth in average daily access account balances was due to the addition of daily access accounts related to acquisitions made in the second half of fiscal 1997, and to internally-developed account growth. The increase in interest expense was offset by a 28 basis point reduction in the average cost of daily access accounts. The decrease in average cost was due to the low cost of deposits obtained through the acquisitions.


  Interest expense on certificate accounts decreased by $3.2 million, to $75.2 million, in the three months ended September 30, 1997, compared to the same period last year, due to decreasing average balances. Average balances in certificate accounts decreased by $209.0 million, or 4%, due to management's efforts to change the mix of deposits toward daily access accounts. This decrease contributed $2.9 million to the reduction in interest expense on certificate accounts. The average cost of certificate accounts decreased by 2 basis points to 5.45% due to growth in daily access deposits allowing management to price certificate accounts less aggressively, while maintaining approximately the same retail-wholesale funding mix.

  Interest expense on borrowings increased by $13.8 million to $83.4 million in the first quarter of fiscal 1998, compared to the same period in fiscal 1997, primarily due to an increase of $956.7 million, or 20%, in the average balance of borrowings compared to the same period last year.


  The Company has, in the past, entered into interest rate exchange agreements ("swaps") to reduce the effect of rising interest rates on short-term deposits and FHLB advances, and the effect thereof on interest expense. The Company predominantly paid fixed interest rates and received variable interest rates under its swap contracts. At September 30, 1996, the Company had $200 million in notional principal amount of swaps that matured in April 1997. At September 30, 1997, no swaps were outstanding.


PROVISION FOR LOAN LOSSES


  Provision for loan losses totaled $3.1 million in the three months ended September 30, 1997, a decrease of $4.3 million or 58% compared to $7.4 million in the same period last year. The significant reduction in the provision was primarily due to steadily declining NPAs and delinquent loans, lower net charge-offs and management's assessment that there is a decreased risk of loss inherent in the Company's real estate loan portfolio, partially offset by the increased risk of loss inherent in its consumer loan portfolio. NPAs at September 30, 1997 totaled $190.2 million, which represents a 25% decline from the $255.0 million of NPAs recorded at September 30, 1996. Net charge-offs to the allowance for loan losses totaled $8.3 million in the first quarter of fiscal 1998, compared to $17.5 million in the same period in fiscal 1997. The allowance for loan losses is determined based on, among other things, the application to the loan portfolios of factors used in the Company's allowance for loan loss evaluation process. The application of these factors is discussed in "Balance Sheet Analysis--Allowance for Loan Losses".


LOAN SERVICING INCOME, NET


  Loan servicing income, net, increased by $0.5 million or 6%, to $8.8 million, in the first quarter of fiscal 1998, compared to the same period last year. Servicing fees earned increased by $6.5 million or 46%, to $20.7 million, due to the Company's most recent purchase of servicing rights relating to approximately $11.5 billion of predominantly fixed-rate mortgage loans. However, the amortization of MSA increased by $5.8 million or 102%, to $11.5 million. The disproportionate increase in the amortization of MSA compared to the servicing fees earned, was primarily due to the servicing fee rates on the aforementioned purchases being less than those associated with a standard fixed-rate package, and to a certain extent, due to increased market expectations for prepayments. The lower servicing fee rates associated with this purchase are offset, from an earnings perspective, by an increase in net interest income resulting from investing the custodial deposit balances associated with this servicing during the holding period between the collection of borrower payments and remittance to investors, taxing authorities or insurance companies.


OTHER FEES AND SERVICE CHARGES


  Other fees and service charges increased by $3.1 million or 24%, to $16.0 million, in the three months ended September 30, 1997, compared to the same period last year. This increase was due primarily to an increase in deposit fee income of $2.1 million related to growth in the number of transaction accounts.

GENERAL AND ADMINISTRATIVE EXPENSES


  General and administrative expenses, excluding legal expenses for the goodwill litigation, increased by $2.4 million to $70.9 million in the three months ended September 30, 1997, compared with $68.6 million in the same period last year. The increase primarily reflected costs associated with the Company's new business lines, franchise growth and recent acquisitions, partially offset by reduced regulatory insurance premiums. Operating expenses directly related to the new business lines, franchise growth and recent acquisitions approximated $6.5 million during the three months ended September 30, 1997, compared with $1.6 million during the same period last year. General and administrative expenses may increase in future periods as the Company continues to expand its business lines, broaden the reach of its branch franchise and maintain a higher level of marketing activity. The targeted benefits resulting from the expansion of its business lines and branch franchise, namely increased net interest margin and higher fee income, may lag the increase in expenditures depending upon the timing of the investment in new business lines, network expansion and marketing, and the increase in revenues that is intended to result from this investment.


  The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. Expenses related to the Year 2000 enhancements amounted to $0.8 million during the three months ended September 30, 1997. The Company expects to incur $32 million to $37 million over the next three years on its program to modify, redevelop or replace its computer applications to try to make them "year 2000" compliant. While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.


  As a result of the reduced assessment from the FDIC following the SAIF recapitalization, regulatory insurance in the first quarter of fiscal 1998 decreased by $4.3 million or 69%, to $1.9 million, compared to the same period in fiscal 1997.


LEGAL EXPENSE--GOODWILL LAWSUIT


  Legal expenses related to the Company's trial in the Court of Federal Claims to determine damages in its breach of contract suit against the federal government were significantly higher in the first quarter of fiscal 1998 at $4.7 million compared to $0.6 million in the same period in fiscal 1997. Management expects to incur legal expenses of up to approximately $6 million pretax per quarter for the duration of the damages trial, which is currently estimated to be completed sometime in the March 1998 quarter. See Part II, Item 1. "Legal Proceedings - Goodwill Litigation Against the Government" for further discussion.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS


  Amortization of goodwill increased by $0.8 million to $2.1 million in the three months ended September 30, 1997, compared with $1.3 million in the same period last year. The increase reflected the impact of the amortization of $45.8 million of additions to goodwill relating to acquisitions in the second half of fiscal 1997. On an annual basis, the goodwill relating to these acquisitions will increase amortization expense by $3.1 million.


INCOME TAX PROVISION


  The Company recorded an income tax provision of $21.5 million in the three months ended September 30, 1997, compared to an income tax benefit of $7.7 million in the same period last year. The effective tax rate is higher than the federal statutory rate primarily due to state taxes and the effect of nondeductible goodwill.

FORWARD-LOOKING INFORMATION


  The discussions contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of Golden State as reflected in the accompanying consolidated financial statements and footnotes and should be read and considered in conjunction therewith. These discussions include forward-looking statements within the meaning of Section 21E of the Exchange Act regarding management's beliefs, estimates, projections, and assumptions with respect to future operations. All forward-looking statements herein are subject to risks and uncertainties, including the risks and uncertainties detailed herein and from time to time in Golden State's SEC reports and filings. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


GOODWILL LITIGATION AGAINST THE GOVERNMENT


  Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Company sued the United States Government (the "Government") contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Company, under which the Company merged with a Florida thrift and the Company was permitted to include the goodwill resulting from the merger in the Company's regulatory capital (Glendale Federal Bank, F.S.B. v. United States, No. 90-772C, in the United States Court of Federal Claims, filed August 15, 1990).


  On July 1, 1996, the Supreme Court, by a vote of 7 to 2, ruled that the Government had breached its contract with the Company and remanded the case to the Claims Court for a determination of damages. The trial to determine damages commenced on February 24, 1997. The Company currently anticipates that the trial will end in the March 1998 quarter, with a decision anticipated during the summer of 1998. The Company completed presentation of its case in chief on July 21, 1997, and on September 2, 1997 the Government began the presentation of its case in chief.


  Subsequent to the Company's completion of its case in chief, the Government filed motions with the Claims Court seeking leave to plead four new defenses to the Company's claims. One of these new defenses asserts that certain testimony by Glendale Federal witnesses at the trial is inconsistent with prior documents filed by the Company and that these inconsistencies constitute a fraud against the Government that should result in forfeiture of Glendale Federal's right to compensation for the Government's breach of contract. The Government also requested the Court to grant summary judgment on its fraud claim.


  In its response to the Government's summary judgment motion, Glendale Federal stated that the Government's motion is unfounded and without merit and urged the Court not only to deny the motion but also to levy sanctions against the Government on the grounds that the fraud claim and related summary judgment motion appear to have been filed either for their intimidating effect or for the purpose of harassment, delay or increasing litigation costs. The Claims Court has deferred consideration of both the Government's motion for summary judgment and the Bank's motion for sanctions until after the conclusion of the trial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  On July 23, 1997, a special meeting of stockholders of Glendale Federal Bank (the "Bank") was held to vote on the proposal to adopt an Agreement and Plan of Reorganization pursuant to which a holding company, Golden State Bancorp Inc., would be formed for the Bank.


  Holders of the Bank's common stock approved the formation of the holding company with 32,715,297 votes cast "For", 126,997 votes cast "Against" and 120,302 shares abstaining. Holders of the Bank's Noncumulative Preferred Stock, Series E, approved the formation of the holding company with 3,379,324 votes cast "For", 3,542 votes cast "Against" and 3,675 shares abstaining.


  The formation of the holding company became effective on July 24, 1997, and the Bank became a wholly-owned subsidiary of Golden State on that date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


     11.1  Statement Regarding Computation of Per Share Earnings (Loss)
     27    Financial Data Schedule
     99A   Maturity and Rate Sensitivity Analysis
     99B   Interest Rate Margin
     99C   Loan Originations by Type
     99D   Analysis of Allowance for Loan Losses and Non-Performing Assets
     99E Gross Loans, Non-Performing Assets and Restructured Loans by Property Type
     99F   Non-Performing Assets and Restructured Loans
     99G   Non-Performing Assets Activity
     99H   Delinquent Loans by Property Type


(b)  Reports on Form 8-K


     Golden State filed a Form 8-K, dated July 24, 1997, to announce its formation as the new holding company for Glendale Federal Bank, Federal Savings Bank. On that date, shares of Glendale Federal Bank's outstanding common and preferred stock automatically became equal numbers of shares of common and preferred stock of Golden State. Glendale Federal Bank retained its name and became a wholly owned subsidiary of Golden State.



     Golden State filed a Form 8-K, dated August 17, 1997, to announce that it had entered into an Agreement and Plan of Merger with CENFED Financial Corporation, pursuant to which Golden State will acquire CENFED through the merger of a wholly-owned subsidiary of Golden State with CENFED (the "Merger"). As a result of the Merger, each outstanding share of CENFED's common stock will be converted into the right to receive 1.2 shares of common stock of Golden State. The Merger is subject to regulatory and other approvals and is expected to close in the first quarter of calendar 1998.


     Golden State filed a Form 8-K, dated September 26, 1997, containing the June 30, 1997 Annual Report on Form 10-K of its principal subsidiary, Glendale Federal, which was filed with the Office of Thrift Supervision. Golden State, the holding company of the Bank, did not file an Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended June 30, 1997 because the holding company formation transaction was completed on July 24, 1997, after the end of the Bank's fiscal year.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Golden State Bancorp Inc.
                                             -------------------------
                                                     (Registrant)



Date: November 13, 1997               By:  /s/ John E. Haynes
                                         -------------------------------
                                         Chief Financial Officer
                                         (Principal Financial Officer)