Form 10-Q
period 1997-12-31
GOLDEN STATE BANCORP INC
filed 1998-02-13
CIK 1019508

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997
                               -------------------------------------------------

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---      ---

The number of shares of issuer's $1.00 par value common stock outstanding as of December 31, 1997 was 51,023,321.

================================================================================

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES


                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -
           DECEMBER 31, 1997 AND JUNE 30, 1997..........................    1

          CONSOLIDATED STATEMENTS OF OPERATIONS -
           THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996........    2

          CONSOLIDATED STATEMENTS OF CASH FLOWS -
           SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996..................    3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................    5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................    7


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS........................................   29

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   29

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................   30

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in thousands except share data)

                                                                                             December 31,          June 30,
                                                                                                 1997                1997
                                                                                            ----------------    ---------------
                ASSETS

   Cash and amounts due from banks                                                            $   305,766        $   221,557
   Federal funds sold and assets purchased under resale agreements                                505,000            632,000
   Certificates of deposit -- substantially restricted                                              2,796              4,005
   Other debt and equity securities available for sale, at fair value                              24,338             27,794
   Mortgage-backed securities held to maturity, at amortized cost
      (fair value: $1,039,664 at December 31, 1997 and
      $1,166,941 at June 30, 1997)                                                              1,052,969          1,162,825
   Mortgage-backed securities available for sale, at fair value                                 1,270,974          1,116,709
   Loans receivable, net of allowance for loan losses of $155,374 at
      December 31, 1997 and $163,759 at June 30, 1997                                          11,704,403         11,886,090
   Loans held for sale, at lower of cost or market                                                 30,158             19,003
   Real estate held for sale or investment                                                          6,324              8,689
   Real estate acquired in settlement of loans                                                     45,319             61,500
   Interest receivable                                                                            100,430            102,940
   Investment in capital stock of Federal Home Loan Bank, at cost                                 267,793            259,587
   Premises and equipment, at cost, less accumulated depreciation                                 140,571            134,936
   Mortgage servicing assets                                                                      261,171            284,472
   Goodwill and other intangible assets, less accumulated amortization                             94,511             99,533
   Other assets                                                                                   216,593            196,619
                                                                                              -----------        -----------
                                                                                              $16,029,116        $16,218,259
                                                                                              ===========        ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Deposits                                                                                $ 9,543,338         $ 9,356,909
      Securities sold under agreements to repurchase                                              817,374             768,682
      Borrowings from the Federal Home Loan Bank                                                4,324,000           4,788,000
      Other borrowings                                                                                 76              10,782
      Other liabilities and accrued expenses                                                      198,890             221,540
      Income taxes payable                                                                         62,367              60,272
                                                                                              -----------         -----------
         Total liabilities                                                                     14,946,045          15,206,185
                                                                                              -----------         -----------

    Stockholders' Equity:
      Preferred stock, Series A, $1.00 par value per share
         (8,050,000 shares authorized;  4,621,982 shares issued
          and outstanding at December 31, 1997 and June 30, 1997)                                   4,622               4,622
      Common stock, $1.00 par value per share
         (100,000,000 shares authorized; 51,023,321 shares issued
         and outstanding at December 31, 1997; 50,348,509
         shares issued and outstanding at June 30, 1997)                                           51,023              50,349
      Additional paid-in capital                                                                  808,042             793,111
      Net unrealized holding gain (loss) on debt and equity
         securities available for sale                                                              1,865              (1,154)
      Retained earnings-substantially restricted                                                  217,519             165,146
                                                                                              -----------         -----------
         Total stockholders' equity                                                             1,083,071           1,012,074
                                                                                              -----------         -----------
                                                                                              $16,029,116         $16,218,259
                                                                                              ===========         ===========

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands except per share data)

                                                                             Three Months Ended       Six Months Ended
                                                                                December 31,             December 31,
                                                                         ----------------------     ---------------------
                                                                           1997         1996          1997        1996
                                                                         ---------    ---------     --------    ---------
Interest income:
   Loans receivable                                                      $232,697     $214,815      $468,498     $425,002
   Mortgage-backed securities                                              38,033       37,448        76,097       73,801
   Investments                                                             14,503       15,322        31,724       29,451
                                                                         --------     --------      --------     --------
      Total interest income                                               285,233      267,585       576,319      528,254
                                                                         --------     --------      --------     --------

Interest expense:
   Deposits                                                               101,705      101,628       203,220      203,324
   Short-term borrowings                                                   13,521        3,254        28,745       13,067
   Other borrowings                                                        63,333       69,471       131,529      129,268
                                                                         --------     --------      --------     --------
      Total interest expense                                              178,559      174,353       363,494      345,659
                                                                         --------     --------      --------     --------

      Net interest income                                                 106,674       93,232       212,825      182,595
Provision for loan losses                                                  (1,103)       7,829         1,994       15,183
                                                                         --------     --------      --------     --------
      Net interest income after provision for
        loan losses                                                       107,777       85,403       210,831      167,412

Other income:
   Loan servicing income, net                                               8,263        8,823        17,064       17,124
   Other fees and service charges                                          16,686       13,573        32,655       26,424
   Loss on sale of loans, net                                                (140)         (30)         (191)        (119)
   Gain (loss) on sale of mortgage-backed securities
     available for sale, net                                                 (111)      (1,318)          132       (1,446)
   Other income, net                                                        1,284          151         1,433          278
                                                                         --------     --------      --------     --------
      Total other income                                                   25,982       21,199        51,093       42,261
                                                                         --------     --------      --------     --------

Other expenses:
   Compensation and employee benefits                                      32,930       27,527        65,517       55,095
   Occupancy expense, net                                                   8,566        7,781        17,328       15,637
   Advertising and promotion                                                5,519        5,568        11,382       13,090
   Regulatory insurance                                                     1,902        4,995         3,828       11,196
   Furniture, fixtures and equipment                                        3,516        2,958         6,969        5,905
   Stationery, supplies and postage                                         3,346        2,725         6,735        5,467
   Other general and administrative expenses                               16,782       11,915        31,748       25,653
                                                                         --------     --------      --------     --------
      Total general and administrative expenses                            72,561       63,469       143,507      132,043
   SAIF special assessment                                                      -            -             -       58,672
   Legal expense - goodwill lawsuit                                         5,258        4,931         9,977        5,518
   Acquisition and restructuring costs                                      2,487            -         2,487            -
   Operations of real estate held for sale or investment                       26          290          (710)         612
   Operations of real estate acquired in settlement of loans                   63        2,504         1,218        3,820
   Amortization of goodwill and other intangible assets                     2,049        1,286         4,099        2,573
                                                                         --------     --------      --------     --------
      Total other expenses                                                 82,444       72,480       160,578      203,238
                                                                         --------     --------      --------     --------


Earnings before income tax provision                                       51,315       34,122       101,346        6,435
Income tax provision                                                       22,404       10,900        43,918        3,198
                                                                         --------     --------      --------     --------
      Net earnings                                                       $ 28,911     $ 23,222      $ 57,428     $  3,237
                                                                         ========     ========      ========     ========

Earnings (loss) applicable to common shareholders:
   Net earnings                                                          $ 28,911     $ 23,222      $ 57,428     $  3,237
   Dividends declared on preferred stock                                   (2,527)      (2,679)       (5,055)      (5,786)
   Premium on exchange of preferred stock for common stock                      -       (3,429)            -       (3,932)
                                                                         --------     --------      --------     --------
                                                                         $ 26,384     $ 17,114      $ 52,373     $ (6,481)
                                                                         ========     ========      ========     ========

Earnings (loss) per share:
   Basic                                                                   $ 0.52       $ 0.35        $ 1.03       $(0.14)

   Diluted                                                                 $ 0.41       $ 0.30        $ 0.82       $(0.14)

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    Six Months Ended December 31
                                                                                ------------------------------------
                                                                                    1997                    1996
                                                                                -------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                          $57,428                 $3,237
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
        Amortization of discounts and accretion of premiums, net                        4,727                  5,303
        Accretion of deferred loan fees                                                (1,772)                (2,481)
        Provision for loan losses                                                       1,994                 15,183
        Loss on sale of loans, net                                                        191                    119
        (Gain) loss on sale of mortgage-backed securities
          available for sale, net                                                        (132)                 1,446
        Depreciation                                                                    7,742                  7,343
        Amortization of mortgage servicing assets                                      23,616                 13,363
        Provision for losses on real estate                                             3,382                  4,641
        Gain on sale of real estate                                                    (5,271)                (4,264)
        Amortization of goodwill and other intangible assets                            4,099                  2,573
        Provision for deferred income taxes                                             1,024                  5,849
        Net change in loans originated or purchased for resale                         34,840                 22,998
        Decrease (increase) in interest receivable                                      2,510                 (4,957)
        FHLB stock dividend received                                                   (8,206)                (6,006)
        (Increase) decrease in other assets                                           (18,779)                   313
        (Decrease) increase in other liabilities                                       (1,855)                15,751
        Other items                                                                     2,040                 (5,710)
                                                                                -------------            -----------
        Total adjustments                                                              50,150                 71,464
                                                                                -------------            -----------
Net cash provided by operating activities                                             107,578                 74,701
                                                                                -------------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with original maturities
   of 3 months or less                                                                  3,209                 (1,014)
Net change in other debt and equity securities with original maturities
   of 3 months or less                                                                    898                    991
Purchase of certificates of deposit                                                    (2,000)                (3,000)
Purchase of other debt and equity securities available for sale                          (141)                    --
Proceeds from maturities of certificates of deposit                                        --                  7,810
Proceeds from maturities of other debt and equity securities
  available for sale                                                                    3,000                     --
Principal payments on mortgage-backed securities held to maturity                     108,486                 97,361
Purchase of mortgage-backed securities available for sale                            (329,115)              (327,656)
Principal payments on mortgage-backed securities available for sale                   175,240                134,324
Loans originated for investment, net of refinances                                   (365,664)              (277,924)
Loans purchased for investment                                                       (779,760)            (1,067,473)
Net change in undisbursed loan funds                                                   (1,353)                (4,146)
Principal payments on loans held for investment                                     1,253,490                884,122
Cash invested in real estate                                                           (8,663)                (7,323)
Cash received from real estate investments and sale of real estate
   acquired in settlement of loans                                                     56,666                 49,726
Purchase of FHLB stock                                                                     --                (53,052)
Net increase in premises and equipment                                                (13,377)                (8,157)
Purchase of mortgage servicing assets                                                 (12,696)               (78,313)
                                                                               --------------            -----------
Net cash provided (used) by investing actitivities                                     88,220               (653,724)
                                                                               --------------            -----------

                       Statement continued on next page

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                (in thousands)

                                                                                    Six Months Ended December 31
                                                                                ------------------------------------
                                                                                    1997                    1996
                                                                                -------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                             $186,429             $   56,005
Net change in short-term borrowings with original maturities of
  3 months or less                                                                     48,692               (608,246)
Proceeds from fundings of FHLB advances                                             2,924,000              2,300,000
Repayments of FHLB advances                                                        (3,388,000)            (1,100,000)
Repayment of other borrowings                                                         (10,706)               (2,482)
Proceeds from issuance of common stock                                                  6,051                  2,073
Payment of dividends on preferred stock                                                (5,055)                (6,621)
                                                                               --------------            -----------
Net cash (used) provided by financing activities                                     (238,589)               640,729
                                                                               --------------            -----------
Net (decrease) increase in cash and cash equivalents                                  (42,791)                61,706
Cash and cash equivalents at beginning of period                                      853,557                586,608
                                                                               --------------            -----------
Cash and cash equivalents at end of period                                           $810,766               $648,314
                                                                                =============            ===========

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE (1) - BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Glendale Federal Bank's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Office of Thrift Supervision ("OTS"). Golden State Bancorp Inc. ("Golden State" or the "Company") is the holding company of Glendale Federal Bank and has no significant assets or business other than its ownership of Glendale Federal Bank ("Glendale Federal" or the "Bank"). Golden State did not file an Annual Report on Form 10-K for the year ended June 30, 1997 because the holding company formation transaction was completed on July 24, 1997, after the end of Glendale Federal Bank's fiscal year. Golden State filed a Form 8-K, dated September 26, 1997, with the Securities Exchange Commission ("SEC"), containing the June 30, 1997 Annual Report on Form 10-K of its principal subsidiary, Glendale Federal Bank.

     In the opinion of management of Golden State Bancorp Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of December 31, 1997 and June 30, 1997, the results of its operations for the three and six months ended December 31, 1997 and 1996 and its cash flows for the six months ended December 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in consolidation, including 200,686 common shares held by a subsidiary of the Company at both December 31, 1997 and June 30, 1997. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the December 31, 1997 presentation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered, including the allowance for loan losses, mortgage servicing asset valuation allowance and liability for income taxes. Actual results could differ significantly from those estimates and assumptions.

NOTE (2) - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     For the purpose of the statement of cash flows, cash and cash equivalents include "Cash and amounts due from banks" and "Federal funds sold and assets purchased under resale agreements."

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                                                           Six months ended December 31
                                                                          -------------------------------
                                                                               1997              1996
                                                                          --------------      -----------
Cash paid for:
  Interest                                                                 $365,491            $358,968
  Income taxes                                                               34,201               6,140
Non-cash investing and financing activities:
  Principal reductions to loans due to foreclosure                           58,172              72,462
  Loans exchanged for mortgage-backed securities                             41,025              25,056
  Loans made to facilitate the sale of real estate
   held for investment and real estate acquired in settlement of loans       21,192              34,831
  Exchange of preferred stock for common stock                                    -               1,120
  Issuance of common stock in exchange for preferred stock                        -               2,896
  Transfer of other debt and equity securities to available for sale              -               7,100
  Transfers of loans from held for investment to held for sale:
      Liquidation of troubled credits                                        30,167               4,410
      Other                                                                  17,062                   -
      Loans originated for investment, subsequently identified
        to sale portfolio                                                         -               1,596

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


     The transfers from held for investment loans were primarily of troubled loans which the Company sold to remove the credit and/or collateral risk arising from the credit.

     During the six months ended December 31, 1997, the Company received income tax refunds of $144,000.


NOTE (3) - EARNINGS (LOSS) PER SHARE INFORMATION

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards found in Accounting Principles Board Opinion No. 15 ("APB 15") for computing earnings per share ("EPS") and makes them comparable to international standards.

     Basic EPS, which replaces primary EPS required by APB 15, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, which replaces fully diluted EPS required by APB 15, gives effect to all dilutive potential common shares that were outstanding during the period, regardless of when the dilutive securities must be exercised, converted or issued. Under APB 15 only dilutive securities with conversion privileges taking effect within 10 years from the end of the fiscal period were considered in the computation of fully diluted EPS.

     SFAS 128 retains APB 15's treasury stock method and the "if converted" method for convertible securities in the computation of diluted EPS. Both methods assume the conversion of a security at the beginning of the earliest period reported or at the date of issue, if later. However, under SFAS 128, the number of common shares assumed repurchased on the exercise of warrants or options is no longer capped at 20% of the already outstanding common stock. In a departure from APB 15, SFAS 128 requires the use of the average market price of the common stock during the period when calculating diluted EPS, rather than the higher of the average or closing price of the period.

     SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Golden State adopted SFAS 128 effective December 31, 1997 and accordingly restated prior period EPS data.

     The table in Exhibit 11.1 presents the calculation of earnings (loss) per share on a basic and diluted basis for the three and six months ended December 31,1997 and 1996, respectively.

     There were no exchanges of preferred stock for common stock during the three and six months ended December 31, 1997. During the three and six months ended December 31, 1996, the Company entered into separately negotiated agreements with certain holders of its then Series E (now Series A) preferred stock providing, in the aggregate, for exchanges of 977,000 shares and 1.1 million shares, respectively, of the preferred stock for 2.5 million shares and
2.9 million shares, respectively, of Company common stock. The exchanges were made at premiums above the stated conversion rate of 2.404 shares of Company common stock for each share of the preferred stock. In accordance with applicable accounting guidance for calculating earnings (loss) per share, the excess of the fair value of Company common stock transferred by the Company to the holders of the preferred stock over the fair value of Company common stock issuable pursuant to the original conversion terms has been subtracted from net earnings to arrive at the net earnings (loss) applicable to common shareholders in the calculation of earnings (loss) per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   OVERVIEW

EARNINGS PERFORMANCE

     The Company recorded net earnings of $28.9 million, or $0.41 per diluted share, for the three months ended December 31, 1997, compared to net earnings of $23.2 million, or $0.30 per diluted share, for the same period last year. For the six months ended December 31, 1997, the Company recorded net earnings of $57.4 million, or $0.82 per diluted share, compared to net earnings of $3.2 million for the same period last year. In the calculation of per share results, dividends on preferred stock and premiums paid on preferred stock conversions are subtracted from net earnings. Accordingly, the per share result for the six months ended December 31, 1996 was a loss of $0.14 per diluted share.

     Net earnings for the quarter ended December 31, 1997 included legal expenses for the Company's goodwill litigation of $5.3 million ($3.0 million after-tax), and acquisition and restructuring charges of $2.5 million ($1.9 million after-tax) related to the pending acquisition of CENFED Financial Corporation and the distribution of the Litigation Tracking Warrants(TM).
Net earnings for the six months ended December 31, 1997 included legal expenses for the Company's goodwill litigation of $10.0 million ($5.8 million after-tax), and the aforementioned acquisition and restructuring charges of $2.5 million ($1.9 million after-tax). See "Goodwill Litigation Tracking Warrants(TM)", "Acquisitions" and "Results of Operations--Legal Expenses--Goodwill Lawsuit" for additional information.

     Net earnings for the quarter ended December 31, 1996 included legal expenses for the Company's goodwill litigation of $4.9 million ($2.8 million after-tax). Net earnings for the six months ended December 31, 1996 included a special assessment by the Federal Deposit Insurance Corporation ("FDIC") of $58.7 million ($33.7 million after-tax) to recapitalize the Savings Association Insurance Fund ("SAIF") and legal expenses for the Company's goodwill litigation of $5.5 million ($3.2 million after-tax).

     During the three and six months ended December 31, 1996, the Company exchanged 977,000 shares and 1.1 million shares, respectively, of its preferred stock for 2.5 million shares and 2.9 million shares, respectively, of Company common stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information. There were no exchanges of preferred stock for common stock during the three and six months ended December 31, 1997.


     Excluding the after-tax impact of the non-recurring items mentioned above and the effect of the preferred stock conversions during the three and six months ended December 31, 1996, adjusted net earnings for the three and six months ended December 31, 1997 were $33.8 million, or $0.48 per diluted share and $65.1 million, or $0.93 per diluted share, respectively, compared to adjusted net earnings during the comparable periods in fiscal 1997 of $26.1 million, or $0.39 per diluted share, and $40.1 million, or $0.61 per diluted share, respectively.

     The 30% and 62% improvement in adjusted net earnings during the three and six months ended December 31, 1997, respectively, over the same periods in fiscal 1997 reflects higher net interest income, lower credit-related costs, an increase in other fees and service charges and reduced FDIC insurance premiums, partially offset by increases in certain general and administrative expenses due to expansion of the Company's business lines, recent acquisitions and franchise expansion and the increase in the amortization of goodwill and other intangible assets.

     The Company's interest rate spread was 2.82% at December 31, 1997, as compared with 2.52% at December 31, 1996 and 2.68% at June 30, 1997. The Company's interest rate spread continued to improve in the first six months of fiscal 1998 primarily due to a decline in the Company's cost of funds and, to a lesser extent, due to an increase in the yield on its interest-earning assets. The decrease in the cost of funds reflects a decline in deposit costs due to a continuing shift in the mix of deposits from higher-cost certificates of deposit to lower-cost checking and other daily access accounts and the addition of lower-costing checking and daily access accounts obtained in recent acquisitions. Checking accounts comprised 15.9% of total deposits at December 31, 1997, compared with 12.8% and 10.5%, at June 30, 1997 and December 31, 1996, respectively.

     See "Results of Operations--Net Interest Income" for additional discussion of the Company's interest rate spread and the impact that possible future interest rate changes could have on the Company's net interest income.

GOODWILL LITIGATION TRACKING WARRANTS/TM/

     On October 28, 1997, Golden State announced plans to distribute (the "Distribution") Litigation Tracking Warrants/TM/ ("LTW/TM/s") to its security holders representing the right to receive, upon exercise of the LTW/TM/s, Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal Bank's pending goodwill lawsuit against the U.S. Government (the "Goodwill Litigation"). The LTW/TM/s would be exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTW/TM/s would expire 60 days after such notification is given.

     It is currently expected that approximately 85,700,000 LTW/TM/s would be distributed, or reserved for distribution, in late April 1998 or early May 1998. The distribution of the LTW/TM/s prior to becoming exercisable would not affect Golden State's diluted shares outstanding as the amount of the proceeds and the number of shares of common stock to be issued cannot be determined until the LTW/TM/s become exercisable.

     Golden State expects to hold a shareholders' meeting in the March 1998 quarter to approve certain corporate changes necessary to issue the LTW/TM/s, including an increase in the number of shares of common stock that the Company is authorized to issue and amendments to certain terms of the Company's noncumulative convertible preferred stock. The distribution of LTW/TM/s to Golden State stockholders is a condition to completion of the Cal Fed Merger.

MERGER AGREEMENT WITH FIRST NATIONWIDE (PARENT) HOLDINGS INC.

     On February 5, 1998, the Company and First Nationwide (Parent) Holdings Inc. ("First Nationwide"), parent of California Federal Bank FSB, announced that they had entered into an agreement to merge in a tax-free exchange of shares (the "Cal Fed Merger"). After giving effect to the Cal Fed Merger, the resulting company, which is expected to be named California Federal Bank FSB at the operating level and Golden State Bancorp Inc. at the holding company level, will be California's largest statewide community bank and fifth-largest depository institution, with a 6.4% statewide deposit market share, and will be a leading in-state provider of consumer, business and mortgage banking services. The combined entity will be the third-largest thrift institution in the country, with assets in excess of $51 billion, and will operate more than 400 branches with $28 billion in deposits.

     The transaction will take the form of a merger of First Nationwide into the Company, with the Company being the surviving entity. The Company's stockholders will own 55% to 58% of the combined entity. The terms of the Cal Fed Merger provide that the Company's stockholders are to own 58% of the combined entity if the adjusted volume-weighted average trading price (the "Adjusted Average Price") of the Common Stock during a period preceding the close of the Cal Fed Merger, but after the distribution of LTW/TM/s to Golden State stockholders (the "Pricing Period"), is $32 per share or less, and are to own 55% of the combined entity if the Adjusted Average Price is more than $33 per share, with intermediate ownership percentages being applicable in the the event the Adjusted Average Price is between $32 and $33. For purposes of determining the Adjusted Average Price, the volume-weighted average price will be adjusted downward by the implied market value per share of Common Stock of the Company's retained interest in the Goodwill Litigation, as determined by the volume-weighted average trading price of the LTW/TM/s, during the Pricing Period.

     The remainder of the combined entity will be owned by the principal shareholders of First Nationwide. Following the Cal Fed Merger, the Company will have 130 to 140 million shares outstanding. Because the Company will survive the Cal Fed Merger, LTW/TM/s outstanding immediately before the Cal Fed Merger would be exercisable into stock of the Company after the Cal Fed Merger. The Cal Fed Merger will not be a taxable event to LTW/TM/ holders. The Cal Fed Merger is subject to regulatory approval and the approval of the stockholders of both the Company and First Nationwide, as well as satisfaction or waiver of other conditions, and is expected to close late in the September 1998 quarter.

     At December 31, 1997, Cal Fed operated 225 branches and had $31.4 billion in assets, including $20.9 billion in loans receivable, net and $16.2 billion in deposits. On a pro-forma basis and including the effects of Golden State's pending CENFED and Redfed mergers described below, as of December 31, 1997, Golden State would have combined consolidated assets of $51.5 billion, including $35.1 billion of loans receivable, net, $9.2 billion of mortgage-backed securities, deposits of $28.1 billion, $18.8 billion of borrowings and 438 banking offices.

Acquisitions

     On November 30, 1997, Golden State entered into a definitive agreement to acquire Redfed Bancorp Inc. ("Redfed") and its federal savings bank subsidiary, Redlands Federal Bank, in a tax-free, stock-for-stock merger. The agreement is subject to regulatory and other approvals and is expected to close in the June 1998 quarter. This transaction which is valued at approximately $158 million will be accounted for as a purchase business combination. Golden State will issue shares of its common stock with a value of $20.75 for each outstanding share of the common stock of Redfed. The exact number of shares of Golden State common stock to be issued to holders of Redfed common stock will be determined based on the average closing price of Golden State common stock for the ten trading days prior to the second business day before the closing of the transaction. Golden State intends to purchase shares of its common stock in the open market in an amount equal to the amount that will be issued in the merger. At December 31, 1997, Redfed operated 14 branches and had $1.0 billion in assets, including $895 million of loans receivable, net, $16 million of mortgage-backed securities, $845 million of deposits and $64 million of borrowings.

     On August 18, 1997, Golden State entered into an agreement to acquire CENFED Financial Corporation ("CENFED") and its federal savings bank subsidiary, CenFed Bank. The agreement is subject to regulatory and other approvals and is expected to close in the March 1998 quarter. The terms of the transaction provide for a tax-free exchange of 1.2 shares of Golden State common stock for each outstanding share of CENFED's common stock. This acquisition, which was originally intended to be accounted for as a pooling of interests, will be accounted for as a purchase business combination. At December 31, 1997, CENFED operated 18 branches and had $2.2 billion in assets, including $1.5 billion of loans receivable, net, $417 million of mortgage-backed securities, $1.6 billion of deposits and $506 million of borrowings.

CAPITAL

     At December 31, 1997, the Company's tangible book value was $17.11 per common share and $15.41 per diluted share. Glendale Federal's core capital, Tier 1 risk-based capital and total risk-based capital ratios at December 31, 1997 were 6.10%, 11.01% and 12.18%, respectively, placing the Company in the "well-capitalized" category as defined by federal regulations, which require 5% core, 6% Tier 1 risk-based and 10% total risk-based capital to assets ratios to qualify for that designation.

     It is anticipated that Glendale Federal Bank will remain well-capitalized after completion of the CENFED, Redfed and First Nationwide transactions.

                            BALANCE SHEET ANALYSIS

     The Company's asset size and composition have been determined principally by seeking to balance liquidity, yield, risk and regulatory capital requirements. Consolidated assets of the Company decreased by $189.1 million, to $16.0 billion, in the six months ended December 31, 1997, primarily because of the principal payments on loans. If the current declining interest rate environment prevails, the Company's balance sheet could shrink further attributable to higher prepayments and the Company's inability to generate or purchase interest-earning assets to be held in portfolio sufficient to offset the runoff. A reduction in asset size and a corresponding decrease in interest-earning assets could adversely impact earnings.

     Consolidated liabilities of the Company decreased by $260.1 million, to $14.9 billion, in the six months ended December 31, 1997. This was mainly attributable to net maturities in borrowings from the FHLB of $464.0 million, offset by an increase in deposits of $186.4 million.

MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities held to maturity decreased by $109.9 million, to $1.1 billion, in the six months ended December 31, 1997, primarily due to principal payments received of $108.5 million.

     Mortgage-backed securities available for sale increased by $154.3 million, to $1.3 billion, in the six months ended December 31, 1997, primarily due to purchases of $325.8 million of mortgage-backed securities issued by various federal agencies, partially offset by principal payments of $175.2 million. The purchases primarily consisted of $115.8 million and $77.1 million of adjustable-rate and fixed-rate securities, respectively, issued by the Government National Mortgage Association ("GNMA").


LOANS RECEIVABLE

     Loans receivable held for investment decreased by $181.7 million, to $11.7 billion, in the six months ended December 31, 1997. The decrease was primarily due to principal repayments of $1.3 billion and loans transferred to real estate acquired in settlement of loans ("REO") of $58.2 million, partially offset by loans purchased for investment totaling $773.1 million and loans originated for investment, net of refinances, of $386.9 million. The loan purchases primarily consisted primarily of $452.9 million of single-family residential, adjustable-rate mortgage loans and $297.5 million of single-family residential, fixed-rate mortgage loans that were purchased in the secondary market.

     Loans receivable held for sale increased by $11.2 million, to $30.2 million, in the six months ended December 31, 1997, primarily due to term loan originations of $140.6 million and the net transfer of loans from held for investment totaling $47.2 million, partially offset by securitization of loans for mortgage-backed securities in the amount of $41.0 million, and loan sales totaling $135.7 million. See
Note 2 of the Notes to Consolidated Financial Statements for additional information on the transfer of loans from held for investment.

     As of December 31, 1997, commitments of the Company to purchase loans in the secondary market totaled $17.3 million and were comprised solely of commitments to purchase adjustable rate loans. At that date, commitments of the Company to originate loans and sell mortgage-backed securities totaled $39.9 million and $53.0 million, respectively, and the Company's commitments on outstanding letters of credit totaled $3.7 million.

     New commitments under lines of credit that were purchased or generated through the Company's consumer and commercial lending programs are summarized as follows (in millions):

                                                  Three months ended
                        -------------------------------------------------------------------
                        Dec. 31        Sept. 30       June 30        Mar. 31        Dec. 31
                         1997            1997           1997          1997            1996
                        --------       ---------      --------       ---------      --------
Consumer loans           $ 39           $37            $ 66           $ 32           $31
Commercial loans           84            52             109             71            63
                         ----           ---            ----           ----           ---
                         $123           $89            $175           $103           $94
                         ====           ===            ====           ====           ===

     The new commitments under consumer and commercial lines of credit for the June 1997 quarter included $17.6 million and $67.9 million, respectively, of commitments related to the acquisition of TransWorld Bank. The new commitments under commercial lines of credit for the March 1997 and December 1996 quarters included $25 million through the One Central acquisition in January 1997, and $50 million of agricultural loan commitments that were purchased in December 1996.

     The following table summarizes the outstanding commitments and related outstanding principal balances on lines of credit under the Company's consumer and commercial lending programs (in thousands):


                                            Dec. 31        June 30
                                             1997            1997
                                            --------       --------
     Consumer loans:
       Credit limit balance                  $380,825       $309,013
       Outstanding principal balance           94,073         71,847
     Commercial loans:
       Credit limit balance                   335,248        213,332
       Outstanding principal balance          131,848         88,927

     Term loan originations by property type (including the refinanced portion of the Company's loans) and loans purchased in the secondary market are summarized as follows (in millions):

                                                                Three months ended
                                            -------------------------------------------------------------------
                                            Dec. 31        Sept. 30       June 30        Mar. 31        Dec. 31
                                              1997           1997          1997            1997           1996
                                            --------       ---------      --------       --------       --------
Originations:
Permanent Loans:
  Single-family 1-4 units                    $311           $275           $  245         $141           $164
  Multi-family 5-36 units                       5              4                4            4              9
  Multi-family 37 or more units                --             --                7           --              2
  Non-residential                              --              4                3            1              3
  Land                                          6             --               --           --             --
Construction Loans:
  Multi-family 5-36 units                      --             --               --           --              1
Commercial loans                               21             16               17            5              1
Consumer loans                                  2              3                3            3              6
                                             ----           ----           ------         ----           ----
     Total Originations                       345            302              279          154            186

 Secondary Market Purchases (1-4 units):
  Adjustable                                  147            306              294          214            259
  Fixed                                        --            297              502          324             --
                                             ----           ----           ------         ----           ----
     Total Purchases                          147            603              796          538            259
                                             ----           ----           ------         ----           ----
                                             $492           $905           $1,075         $692           $445
                                             ====           ====           ======         ====           ====

     Term loan originations for the three months ended December 31, 1997 increased by $43 million or 14%, to $345 million, as compared to the quarter ended September 30, 1997, and increased by $159 million or 85%, as compared to the same quarter last year. Loans refinanced totaled $70.3 million, or 20% of total originations, for the three months ended December 31, 1997, compared to $49.5 million, or 16% of total originations, for the quarter ended September 30, 1997. Loans refinanced totaled $22.1 million, or 12% of total originations, for the three months ended December 31, 1996.

     Term loan originations for the three months ended December 31, 1997 increased primarily due to an increase in fixed-rate mortgage lending resulting from a decline in long term interest rates and an improvement in the California housing market. Fixed-rate originations were 65% of total originations in the current quarter, compared to 59% and 38%, respectively, in the September 1997 and December 1996 quarters. See Exhibit 99C for loan originations by note type, including refinanced portion, for the past five quarters.

     Multi-family residential and non-residential real estate loans have primarily been made to finance the disposition of REO and real estate held for sale or investment ("REI") properties or to refinance maturing loans.

NON-PERFORMING ASSETS ("NPAS") AND RESTRUCTURED LOANS

     The following table summarizes the Company's NPAs and restructured loans at the dates indicated (dollars in thousands):

                               December 31, 1997          June 30, 1997
                             ---------------------    --------------------
                                          % of                    % of
                               Dollar     Total        Dollar     Total
                               Amount     Assets       Amount     Assets
                             --------- -----------    --------- ----------
Non-accrual loans             $103,690     0.65%       $140,295     0.86%
REO and other assets            48,451     0.30%         64,663     0.40%
                              --------     ----        --------     ----
Total NPAs                     152,141     0.95%       $204,958     1.26%
                              ========     ====        ========     ====

Restructured loans            $ 20,262     0.13%       $ 31,064     0.19%
                              ========     ====        ========     ====

  The following table summarizes NPA and restructured loan activity during the first six months of fiscal 1998 (in thousands):

                                       JUNE 30,                                                        PAYOFFS/    DEC. 31,
                                         1997                    FORE-       WRITE-        REIN-        SALES/       1997
                                        BALANCE    ADDITIONS    CLOSURES      DOWNS     STATEMENTS      OTHER       BALANCE
                                    ----------------------------------------------------------------------------------------

NON-ACCRUAL LOANS:
       Single-family 1-4 units          $ 82,989    $ 70,127    $(38,884)    $     -      $(24,720)   $ (14,196)    $ 75,316
       Multi-family 5-36 units            21,087      15,206     (13,130)        (89)       (4,151)      (7,249)      11,674
       Multi-family 37 or more units       3,121          93           -           -             -       (1,622)       1,592
       Non-residential                    30,672       7,449      (5,934)       (327)       (1,818)     (18,014)      12,028
       Commercial                            859       5,361           -          (6)       (2,116)      (1,671)       2,427
       Consumer                            1,567          89           -           -             -       (1,003)         653
                                    ----------------------------------------------------------------------------------------
                     Total              $140,295    $ 98,325    $(57,948)    $  (422)     $(32,805)   $ (43,755)    $103,690
                                    ========================================================================================

REO AND OTHER ASSETS:
       Single-family 1-4 units          $ 34,116    $  2,109    $ 30,859     $  (551)     $      -    $ (34,431)    $ 32,102
       Multi-family 5-36 units             8,414         982       9,643        (477)            -      (11,161)       7,401
       Multi-family 37 or more units       1,933           -           -           -             -       (1,933)           -
       Non-residential                    20,169         152       5,857        (844)            -      (16,386)       8,948
       Consumer                               31           -           -           -             -          (31)           -
                                    ----------------------------------------------------------------------------------------
                     Total              $ 64,663    $  3,243    $ 46,359     $(1,872)     $      -    $ (63,942)    $ 48,451
                                    ========================================================================================

TOTAL NPAS:
       Single-family 1-4 units          $117,105    $ 72,236    $ (8,025)    $  (551)     $(24,720)   $ (48,627)    $107,418
       Multi-family 5-36 units            29,501      16,188      (3,487)       (566)       (4,151)     (18,410)      19,075
       Multi-family 37 or more units       5,054          93           -           -             -       (3,555)       1,592
       Non-residential                    50,841       7,601         (77)     (1,171)       (1,818)     (34,400)      20,976
       Commercial                            859       5,361           -          (6)       (2,116)      (1,671)       2,427
       Consumer                            1,598          89           -           -             -       (1,034)         653
                                    ----------------------------------------------------------------------------------------
                     Total              $204,958    $101,568    $(11,589)    $(2,294)     $(32,805)   $(107,697)    $152,141
                                    ========================================================================================

RESTRUCTURED LOANS:
       Single-family 1-4 units          $  2,168    $    598    $      -     $     -      $      -    $    (953)    $  1,813
       Multi-family 5-36 units             3,676       3,353           -           -             -       (1,354)       5,675
       Multi-family 37 or more units      18,331       3,114           -           -             -      (16,196)       5,249
       Non-residential                     6,889         751           -           -             -         (115)       7,525
                                    ----------------------------------------------------------------------------------------
                     Total              $ 31,064    $  7,816    $      -     $     -      $      -    $ (18,618)    $ 20,262
                                    ========================================================================================

   The $52.8 million, or 25.8%, decrease in NPAs for the six months ended December 31, 1997 reflects $63.9 million in sales of REO through the Company's regular liquidation process, $43.8 million in non-accrual loans being sold or paid off and $32.8 million in non-accrual loans being reinstated to accrual status, partially offset by NPA additions of $101.6 million. For the six months ended December 31, 1997, 71.1% of NPA additions were loans secured by, and REO consisting of, single-family residences. During October 1997, the Company's largest non-accrual loan in the amount of $11.3 million, secured by a shopping center, paid off, and the largest REO in the amount of $13.4 million, consisting of land acquired for development, was sold, for a combined reduction in NPAs of $24.7 million.

   The $10.8 million decrease in restructured loans for the six months ended December 31, 1997 was primarily due to the payoff in November 1997, of the Company's largest restructured loan in the amount of $16.1 million, partially offset by $7.8 million of new restructured loans transferred from non-accrual status.

  The table in Exhibit 99E presents the Company's gross loan portfolio, NPAs and restructured loans by property type as of December 31, 1997. The table in
Exhibit 99G summarizes the activity in the Company's NPAs for the past five quarters.

  Total delinquent loans decreased by $27.7 million, or 12.8% to $187.6 million at December 31, 1997. Delinquent loans in the single-family residential loan portfolio decreased by $12.4 million or 8.5%, to $133.7 million at December 31, 1997. Delinquent loans in the multi-family residential and non-residential loan portfolios, declined by $12.5 million or 40.3%, and $6.8 million, or 23.8%, to $18.5 million and $21.7 million, respectively, at December 31, 1997. Delinquent loans in the commercial loan portfolio increased by $4.7 million, or 80.2%, to $10.6 million. At December 31, 1997, single-family residential and non-residential loans comprised 71% and 12%, respectively, of total delinquent loans. The table in Exhibit 99H presents the Company's delinquent loans by property type for the past five quarters.

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


  The following table sets forth the allocation of Golden State's allowance for loan losses at December 31, 1997 and June 30, 1997 by property type (dollars in thousands):


                                        December 31, 1997                                        June 30, 1997
                           ----------------------------------------------------              -----------------
                                             Gross      Percent of                   Gross          Percent of
                                             Loan        Allowance                   Loan            Allowance
                                           Portfolio      to Loan                  Portfolio          to Loan
                              Allowance     Balance       Balance     Allowance     Balance           Balance
                           ------------------------------------------------------------------    -------------

 Single-family 1-4 units       $ 42,922   $ 8,793,806         0.49%    $ 52,579   $ 8,821,828             0.60%
 Multi-family:
  5-36 units                     37,603     1,426,589         2.64       43,852     1,477,549             2.97
  37 or more units               14,214       319,849         4.44       16,496       345,052             4.78
Non-residential                  37,067     1,030,994         3.60       35,280     1,207,013             2.92
Commercial                        7,816       233,921         3.34        7,552       160,061             4.72
Consumer                         15,752       138,366        11.38        8,000       120,685             6.63
                              ---------  ------------                 ---------  ------------
                               $155,374   $11,943,525         1.30%    $163,759   $12,132,188             1.35%
                              =========  ============                 =========  ============

  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. The reallocation of the allowance among the different portfolios reflects management's current assessment of the shifting of the relative risks of loss inherent in the different portfolios.

  Specific valuation allowances for impaired loans totaled $12.4 million and $14.0 million at December 31 and June 30, 1997, respectively, and are included in the allowance for loan losses. Specific valuation allowances are provided when management determines that, for a specific loan, default appears probable and the amount of the expected loss is measurable. The balances of impaired loans with related specific valuation allowances at December 31, 1997 and June 30, 1997 totaled $50.4 million and $78.7 million, respectively. Those impaired loans without related specific valuation allowances at December 31, 1997 and June 30, 1997 totaled $45.0 million and $64.1 million, respectively.

  The allowance for loan losses declined by $8.4 million, to $155.4 million, in the first six months of fiscal 1998. The decrease in the allowance during this period reflects improving NPA and delinquency trends, reduced levels of charge-offs, a reduced number of high-risk, large, and multiple loan borrower relationships and an overall improvement in the performance of the total loan portfolio. The improvement in credit quality was significant, reflecting the lowest level of NPAs since fiscal 1988, and the lowest level of charge-offs since March 1989. The increase in the allowance allocation to consumer loans reflects growth in that portfolio and in the outstanding commitments on consumer lines of credit, and the Company's limited experience to date in managing the credit performance of this new line of business. The ratios of allowance to non-accrual loans and total gross loans at December 31, 1997 were 149.8% and 1.3%, respectively, compared to 116.7% and 1.4%, respectively, at June 30, 1997.

  A summary of activity in the allowance for loan losses by property type during the first six months of fiscal 1998 is as follows (in thousands):


                               Balance                                                 Balance
                              June 30,      Provision       Charge-                  December 31,
                                1997      (Reallocation)      offs      Recoveries       1997
                              ---------   -------------    ----------  -----------  -------------

 Single-family 1-4 units       $ 52,579         $(3,046)    $ (6,835)       $  224       $ 42,922
 Multi-family:
  5-36 units                     43,852          (2,319)      (3,930)            -         37,603
  37 or more units               16,496          (2,454)         (98)          270         14,214
Non-residential                  35,280           2,579       (1,459)          667         37,067
Commercial                        7,552          (1,757)      (1,672)        3,693          7,816
Consumer                          8,000           8,991       (1,676)          437         15,752
                              ---------        --------    ---------       -------      ---------
                               $163,759         $ 1,994     $(15,670)       $5,291       $155,374
                              =========        ========    =========       =======      =========

  A summary of activity in the allowance for loan losses by property type during the first six months of fiscal 1997 is as follows (in thousands):


                               Balance                                                 Balance
                              June 30,      Provision       Charge-                  December 31,
                                1996      (Reallocation)      offs      Recoveries       1996
                              ---------   --------------   ---------    ----------   ------------

 Single-family 1-4 units       $ 56,833         $13,179     $(14,181)       $   74       $ 55,905
 Multi-family:
  5-36 units                     48,628           1,919       (6,346)           19         44,220
  37 or more units               26,062             (44)      (5,051)           27         20,994
Non-residential                  47,260             417       (4,191)           61         43,547
Commercial                        4,699          (4,682)         (28)        3,037          3,026
Consumer                          3,274           4,394       (1,888)          493          6,273
                              ---------        --------    ---------       -------      ---------
                               $186,756         $15,183     $(31,685)       $3,711       $173,965
                              =========        ========    =========       =======      =========

  The provision for loan losses declined by $13.2 million, to $2.0 million, in the six months ended December 31, 1997, compared to the same period last year, reflecting management's assessment that there is a decreased risk of loss inherent in the loan portfolio, as evidenced by decreases in NPAs and delinquent loans. The negative balances shown in the "Provision/(Reallocation)" column in the above tables represent the reallocation of the allowance among the different portfolios and reflects management's current assessment of the shifting of the relative risks of loss inherent in the different portfolios.

  If the recent economic improvements in the Company's principal market areas do not continue, or reverse, the Company's loans could be adversely impacted resulting in increases in NPAs and higher charge-offs. Such increases could require a larger allowance for loan losses and could reduce net earnings.

MORTGAGE LOAN SERVICING ACTIVITIES

  Golden State services mortgage loans for other loan investors in exchange for servicing fees. The Company enters into agreements to service loans for others primarily through the purchase of servicing rights from other servicers, and to a lesser extent, through the sale of loans it has originated while retaining the right to service the loans.

  Mortgage servicing assets ("MSA") decreased by $23.3 million, to $261.2 million, during the six months ended December 31, 1997, primarily due to the amortization of MSA of $23.2 million. No servicing rights were purchased during the six months ended December 31, 1997. During fiscal 1997, the Company purchased servicing rights relating to $17.2 billion of loans for $187.3 million, which included servicing rights relating to $11.5 billion of predominantly fixed-rate mortgage loans purchased for $112.8 million in the fourth quarter of fiscal 1997.

  The valuation of mortgage servicing is significantly impacted by market prepayment expectations of the loans underlying the MSA. If prepayment expectations increase from the levels as of December 31, 1997, recognition of valuation allowances relating to the value of the Company's MSA and acceleration of the rate of amortization of the asset may be necessary, depending upon the frequency and magnitude of such increases. A decrease in long-term interest rates in the range of 50 to 100 basis points from the December 31, 1997 levels could result in impairment to the Company's MSA (before the recorded valuation allowance of $6.0 million at December 31, 1997) in the range of $19 million to $54 million. If interest rates continue to decline or remain at current levels for a protracted period of time, the resulting higher actual and expected prepayments could have an adverse impact on the Company's quarterly operating results.

  The Company's portfolio of loans serviced for others totaled $27.6 billion at December 31, 1997 and included the above-mentioned $11.5 billion of loans which were transferred to the Company for servicing in the previous quarter. Loans serviced for others at December 31, 1996 totaled $19.1 billion. At December 31 and June 30, 1997, 1.09% and 1.11%, respectively, of the Company's loans serviced for others were delinquent 30 days or more.

LIABILITY COMPOSITION

  The Company's ratios of deposits and borrowings to total interest-earning liabilities were 65% and 35%, respectively, at December 31, 1997, compared to ratios of 63% and 37%, respectively, at June 30, 1997. The Company continues to emphasize the attraction of retail deposits, especially low-cost demand deposits. The ratio of deposits to borrowings is, from time to time, impacted by the Company's ability to fund asset growth with concurrent growth in retail deposits. However, the Company expects to replace borrowings with retail deposits over time through a combination of retail sales efforts and acquisitions of deposits. See the deposit composition table following for additional information.

DEPOSITS

  The Company uses retail deposits as its core source of funds for lending and asset purchase purposes and as a customer base for providing additional financial services. The Company's total deposits increased by $186.4 million, to $9.5 billion, in the first six months of fiscal 1998.

  Golden State's deposit composition at December 31, 1997 and June 30, 1997 was as follows (dollars in thousands):

                                December 31, 1997           June 30, 1997
                                -------------------   -------------------------
                                              % of                        % of
                                 Balance     Total     Balance            Total
                                ----------  -------   ----------      ---------
   Checking                     $1,517,566    15.9%   $1,198,011           12.8%
   Savings                         433,525     4.6       452,225            4.8
   Money market                  2,178,169    22.8     2,119,553           22.7
                                ----------  -------   ----------      ---------
          Total daily access     4,129,260    43.3     3,769,789           40.3
                                ----------  -------   ----------      ---------
   Short-term certificates
    (1 year or less)             2,635,117    27.6     2,703,538           28.9
   Long-term certificates
    (over 1 year)                2,519,153    26.4     2,700,906           28.9
   Jumbo and brokered
    certificates                   259,808     2.7       182,676            1.9
                                ----------  ------    ----------      ---------
          Total certificates     5,414,078    56.7     5,587,120           59.7%
                                ----------  -------   ----------      ---------
          Total deposits        $9,543,338   100.0%   $9,356,909          100.0%
                                ==========  =======   ==========      =========

  Checking accounts increased by $319.6 million, or 27%, to $1.5 billion, during the first six months of fiscal 1998. The increase was comprised of a $174.3 million increase in retail and business checking accounts and a $145.2 million increase in custodial checking accounts to which borrower payments on loans serviced by the Company are deposited prior to disbursement to investors, taxing authorities or insurance companies. Jumbo and brokered certificates of deposit increased by $77.1 million, or 42%, to $259.8 million, during the first six months of fiscal 1998, primarily due to the acquisition of $100 million of low cost savings from the state of California.

BORROWINGS

  Total borrowings decreased by $426.0 million, to $5.1 billion, during the six months ended December 31, 1997. Securities sold under agreements to repurchase increased by $48.7 million, to $817.4 million at December 31, 1997. Borrowings from the Federal Home Loan Bank ("FHLB") decreased by $464.0 million, to $4.3 billion at December 31, 1997. The Company decreased adjustable-rate FHLB borrowings by $304.0 million, to $2.6 billion during the six months ended December 31, 1997, while fixed-rate FHLB borrowings of $1.7 billion decreased $0.2 million from the level at June 30, 1997 of $1.9 billion. All of the $10.5 million outstanding subordinated debentures at June 30, 1997 were redeemed on September 16, 1997 at a redemption price equal to 100% of the principal amount together with accrued and unpaid interest from March 15, 1997 to the redemption date. Total borrowings as of December 31, 1997 and June 30, 1997 included $3.0 billion and $4.2 billion, respectively, of borrowings due within one year. See "Liquidity and Asset and Liability Management--Asset and Liability Management" below for additional discussion of the Company's borrowings.

STOCKHOLDERS' EQUITY

  Stockholders' equity increased by $71.0 million, to $1.1 billion, during the six months ended December 31, 1997, primarily due to net earnings of $57.4 million, income tax benefits of $10.0 million relating to the exercise of stock options, proceeds of $6.1 million received from the issuance of common stock related to the exercise of stock options and a $3.0 million decrease in the net unrealized loss recorded on the portfolio of debt and equity securities available for sale, partially offset by dividends declared of $5.1 million on the Company's preferred stock.

REGULATORY CAPITAL

  The following table compares Glendale Federal Bank's regulatory capital at December 31, 1997 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                             Capital at       As a %      Capital          As a %          Excess
                                           Dec. 31, 1997    of Assets    Required        of Assets         Capital
                                        ----------------    ---------    ---------    ------------     ------------
Glendale Federal Bank's capital in
  accordance with generally accepted
  accounting principles                       $1,067,743
Adjustments for tangible and core
 capital:
  Goodwill and other intangible assets           (94,511)
  Investments in and advances to
   non-permissible subsidiaries                     (362)
  Net unrealized holding gain on
   available for sale securities                  (1,865)
                                        ----------------
Total tangible capital                        $  971,005         6.10%    $238,947            1.50%        $732,058
Adjustment for core capital                            -
                                        ----------------
Total core capital                            $  971,005         6.10%    $477,895   *        3.00%   *    $493,110   *
Adjustments for risk-based capital:
  Allowance for general loan losses**            109,367
  Equity risk investments required
   to be deducted                                 (7,736)
Total risk-based capital                      $1,072,636        12.18%    $708,451   *        8.00%   *    $364,185   *
                                        ================

 -----------------------------------
* Under the standards for "well capitalized" institutions established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the corresponding amounts for core capital are $796,492, 5.00% and $174,513, respectively, and the corresponding amounts for risk-based capital are $882,766, 10.00% and $189,870, respectively.

** Limited to 1.25% of risk-weighted assets.

                  LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

LIQUIDITY

  The Company's primary sources of funds consist of retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities and sales of securities under agreements to repurchase. The Company also obtains funds from its operations. Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan and mortgage-backed security prepayments and deposit flows may vary widely in reaction to market conditions, primarily prevailing interest rates. As a measure of protection against these uncertainties, the Company generally has back-up sources of funds available to it. At December 31, 1997, funds estimated to be available from these sources totaled approximately $4.1 billion and consisted primarily of FHLB advances and the repurchase agreement markets.

  During the six months ended December 31, 1997, the Company experienced a net cash outflow from financing activities of $238.6 million, primarily due to the net repayment of FHLB advances of $464.0 million, partially offset by an increase in deposits of $186.4 million. The Company's investing activities during the period resulted in a net cash inflow of $88.2 million, principally due to principal payments on loans and mortgage-backed securities of $1.5 billion, partially offset by purchases of loans and mortgage-backed securities totaling $1.1 billion, and term loan originations of $365.7 million. The Company experienced positive cash flows from operating activities during the period of $107.6 million.

  During December 1997, the Company's average liquidity ratio was 5.6%. The current minimum regulatory requirement for this ratio is 4%.

ASSET AND LIABILITY MANAGEMENT

  Savings institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, FHLB advances and other borrowings, mature or reprice at different frequencies, or on different bases, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans and mortgage-backed securities. Interest rate risk is increased by the difference in aggregate amounts of interest-earning assets and interest-bearing liabilities. Institutions that invest in mortgage-backed assets are subject to prepayment risk as the duration and value of such assets are impacted by changes in actual prepayments from projections made at the time of origination or purchase. Generally, a significant or prolonged reduction in interest rates would be expected to result in an acceleration of loan prepayments beyond the levels currently projected by the Company.

  One of the Company's primary financial objectives is to manage the interest rate risk inherent in its business. The one-year GAP represents the estimated difference between the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within one year, based on assumptions as to the expected repayment of assets and liabilities. The interest rate sensitivity of the Company's assets and liabilities could vary substantially if actual experience differs from the assumptions used. The Maturity and Rate Sensitivity Analysis table in Exhibit 99A sets forth the projected maturities, based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), of the Company's major asset and liability categories as of December 31, 1997.

  The following table is a summary of Golden State's one-year GAP at the dates indicated (dollars in millions):

                                           Dec. 31,    June 30,
                                             1997        1997
                                        -----------   ---------
 Interest-earning assets maturing or
  repricing within one year                 $10,763     $11,640
 Interest-bearing liabilities maturing
  or repricing within one year                9,409       9,282
                                        -----------    --------
 One-year maturity GAP                      $ 1,354     $ 2,358
                                        ===========    ========
 One-year maturity GAP as a percent of
  total assets                                  8.4%       14.5%
                                        ===========    ========

  The $1.0 billion decrease in the one-year GAP during the first six months of fiscal 1998 was primarily due to a $127 million increase in interest-bearing liabilities maturing or repricing within one year and an $877 million decrease in interest-earning assets maturing or repricing within one year. The growth of $127 million in one-year liabilities was primarily due to an increase of $614 million in certificates of deposit, an increase of $54 million in checking accounts and an increase of $48 million in securities sold under agreements to repurchase, partially offset by a decrease of $604 million in FHLB borrowings that mature or reprice within one year. The decrease of $877 million in one-year assets was principally due to decreases of $573 million and $232 million in single-family residential loans and multi-family and non-residential loans, respectively, that mature or reprice within one year. Assets repricing beyond one year increased by $693 million due to purchases of loans and fixed-rate single-family loan originations of $401 million during the first six months of fiscal 1998, of which $83.9 million were sold during the same period.

  A positive one-year GAP tends, in general, to assist the Company in rising interest rates. However, the Company remains subject to possible interest rate spread compression, which would adversely impact the Company's net interest income, if interest rates rise. This is primarily due to the lag in the repricing of the indices to which the Company's adjustable-rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on such adjustable-rate loans and mortgage-backed securities, and to an increase in the cost of the Company's liabilities which are subject to monthly repricing. The amount of such interest rate spread compression would depend upon the frequency, severity and duration of such interest rate fluctuations.

  The Company's Asset/Liability Management Committee ("ALCO") is responsible for implementing the interest rate risk management policy adopted by the Company. Among other things, the Company's policy statement sets forth the limits established by the Board of Directors on acceptable changes in net interest income and net portfolio value resulting from specified changes in interest rates. ALCO reviews, among other things, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and Golden State's current operating results, liquidity, capital and interest rate risk exposure. Based on such reviews, ALCO formulates a strategy that is intended to implement the objectives set forth in Golden State's business plan while prudently managing interest rate risk.

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

                                                                   DECEMBER 31, 1997
                                     ----------------------------------------------------------------------------
                                          LOANS                LOANS           MORTGAGE-
                                     OWNED AND SERVICED   OWNED AND SERVICED     BACKED                 PERCENT
                                          BY BANK             BY OTHERS        SECURITIES    TOTAL     OF TOTAL
                                    -----------------------------------------------------------------------------
Adjustable:
 6-month Treasury Bills...........               $  303         $   26           $  371      $   700          5%
 1-Year Treasury Bills (1)........                2,353          2,017            1,206        5,576         39
 11th District Cost of Funds......                3,302             67              119        3,488         25
 Prime............................                  335              -                7          342          2
 Other............................                  113              7               98          218          2
                                                 ------         ------           ------      -------        ---
                                                  6,406          2,117            1,801       10,324         73
Fixed.............................                1,271          2,150              490        3,911         27
                                                 ------         ------           ------      -------        ---
Total.............................               $7,677         $4,267           $2,291      $14,235        100%
                                                 ======         ======           ======      =======        ===

                                                                   JUNE 30, 1997
                                     ----------------------------------------------------------------------------
                                          LOANS                LOANS           MORTGAGE-
                                     OWNED AND SERVICED   OWNED AND SERVICED     BACKED                 PERCENT
                                          BY BANK             BY OTHERS        SECURITIES    TOTAL     OF TOTAL
                                    -----------------------------------------------------------------------------
Adjustable:
 6-month Treasury Bills...........               $  328         $   32           $  411      $   771          5%
    1-Year Treasury Bills (1).....                2,452          2,135            1,285        5,872         41
    11th District Cost of Funds...                3,551             71              131        3,753         26
    Prime.........................                  288             --                8          296          2
    Other.........................                  115              7              117          239          2
                                                 ------         ------           ------      -------        ---
                                                  6,734          2,245            1,952       10,931         76
Fixed.............................                1,070          2,083              297        3,450         24
                                                 ------         ------           ------      -------        ---
Total.............................               $7,804         $4,328           $2,249      $14,381        100%
                                                 ======         ======           ======      =======        ===

________________
(1) Includes $1.4 billion at December 31, 1997 and $1.3 billion at June 30, 1997, respectively, of loans and mortgage-backed securities with interest rates that are fixed for three to five years and then convert to adjustable rates for the remainder of the loan term.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  The following table sets forth the Company's average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense incurred thereon and the resulting average yield-cost ratios for the periods indicated (dollars in thousands):

                                                                Three months ended December 31
                                        --------------------------------------------------------------------------

                                                          1997                                 1996
                                        -------------------------------------    ---------------------------------
                                                         Interest    Average                   Interest    Average
                                             Average      Income/     Yield/      Average       Income/     Yield/
                                            Balances      Expense      Cost       Balances      Expense      Cost
                                        --------------  --------------------     -----------   -------------------
Interest-earning Assets:
  Loans receivable, net                    $12,072,874    $232,697      7.71%    $11,311,096    $214,815      7.60%
                                        --------------   ---------               -----------   ---------
  Mortgage-backed securities,
    held to maturity                         1,082,609      18,355      6.78%       N/A           N/A        N/A
   Mortgage-backed securities,
    available for sale                       1,225,553      19,678      6.44%       N/A           N/A        N/A
                                        --------------   ----------              -----------   ----------
       Total mortgage-backed
        securities, net/1/                   2,308,162      38,033      6.59%      2,226,887      37,448      6.73%
                                        --------------   ----------              -----------   ----------
          Total loans and
           mortgage-backed
            securities                      14,381,036     270,730      7.53%     13,537,983     252,263      7.45%
                                        --------------   ----------              -----------   ----------
   Federal funds sold and assets
    purchased under resale agreements          608,641       8,879      5.79%        680,592       9,470      5.52%
                                        --------------   ----------              -----------   ----------
   Other debt and equity securities
    available for sale                          23,572         318      5.35%       N/A           N/A         N/A
   Other investments                           273,857       5,306      7.69%       N/A           N/A         N/A
                                        --------------   ----------              -----------   ----------
          Total other investments/1/           297,429       5,624      7.50%        264,708       5,852      8.77%
                                        --------------   ----------              -----------   ----------
               Total investments               906,070      14,503      6.35%        945,300      15,322      6.43%
                                        --------------   ----------              -----------   ----------

      Total interest-earning assets        $15,287,106    $285,233      7.46%    $14,483,283    $267,585      7.39%
                                        ==============    =========              ===========   ==========

Interest-bearing Liabilities:
   Non-interest-bearing demand deposits    $ 1,039,559    $     --      0.00%    $   543,732    $     --      0.00%
   Interest-bearing demand deposits            453,523       1,143      1.00%        401,661       1,012      1.00%
   Savings deposits                            435,562       2,251      2.05%        452,890       2,454      2.15%
   Money market deposits                     2,179,092      23,038      4.19%      1,895,138      21,518      4.51%
                                        --------------   ----------              -----------   ----------
           Total daily access                4,107,736      26,432      2.55%      3,293,421      24,984      3.01%
   Certificates                              5,453,597      75,273      5.48%      5,557,306      76,644      5.47%
                                        --------------   ----------              -----------   ----------
               Total deposits                9,561,333     101,705      4.22%      8,850,727     101,628      4.56%
                                        --------------   ----------              -----------   ----------
   Securities sold under agreements to
      repurchase                               941,907      13,521      5.70%        230,192       3,254      5.61%
   Borrowings from the Federal Home Loan
      Bank                                   4,347,696      63,119      5.76%      4,842,348      69,077      5.66%
   Other borrowings                             36,346         214      2.34%         48,199         394      3.24%
                                        --------------   ----------              -----------   ----------
              Total borrowings               5,325,949      76,854      5.72%      5,120,739      72,725      5.63%
                                        --------------   ----------              -----------   ----------

      Total interest-bearing liabilities   $14,887,282    $178,559      4.76%    $13,971,466    $174,353      4.95%
                                        ==============    =========              ===========   ==========
Difference between average
 interest-earning assets and
   interest-bearing liabilities            $   399,824                           $   511,817
                                        ==============                           ===========
Net interest income                                       $106,674                              $ 93,232
                                                          ========                             =========
Yield-cost spread                                                       2.70%                                 2.44%
                                                                       =====                                 =====
Effective net spread/2/                                                 2.83%                                 2.61%
                                                                       =====                                 =====
---------------

   /1/ Prior to fiscal 1998, the Company aggregated income from all securities (held to maturity and available for sale).
   /2/ Annualized net interest income divided by average interest-earning assets.

   The following table sets forth the Company's average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense incurred thereon and the resulting average yield-cost ratios for the periods indicated (dollars in thousands):

                                                                 Six months ended December 31
                                        --------------------------------------------------------------------------

                                                          1997                                 1996
                                        -------------------------------------    ---------------------------------
                                                         Interest    Average                   Interest    Average
                                             Average      Income/     Yield/      Average       Income/     Yield/
                                            Balances      Expense      Cost       Balances      Expense      Cost
                                        --------------  --------------------     -----------   -------------------
Interest-earning Assets:
   Loans receivable, net                   $12,162,289    $468,498      7.70%    $11,209,182    $425,002      7.58%
                                        --------------   ---------               -----------   ----------
   Mortgage-backed securities, held to
    maturity                                 1,110,520      37,824      6.81%       N/A           N/A        N/A
   Mortgage-backed securities,
    available for sale                       1,184,994      38,273      6.46%       N/A           N/A        N/A
                                        --------------   ---------               -----------   ----------
      Total mortgage-backed
       securities, net/1/                    2,295,514      76,097      6.63%      2,217,312      73,801      6.66%
                                        --------------   ---------               -----------   ----------
         Total loans and
         mortgage-backed securities         14,457,803     544,595      7.53%     13,426,494     498,803      7.43%
                                        --------------   ---------               -----------   ----------
Federal funds sold and assets
    purchased under resale agreements          626,147      18,373      5.82%        647,807      18,061      5.53%
                                        --------------   ---------               -----------   ----------
   Other debt and equity securities
    available for sale                          25,091         675      5.34%       N/A         N/A       N/A

   Other investments                           272,044      12,676      9.24%       N/A           N/A        N/A
                                        --------------   ---------               -----------   ----------
          Total other investments/1/           297,135      13,351      8.91%        246,740      11,390      9.16%
                                        --------------   ---------               -----------   ----------
               Total investments               923,282      31,724      6.82%        894,547      29,451      6.53%
                                        --------------   ---------               -----------   ----------

      Total interest-earning assets        $15,381,085    $576,319      7.49%    $14,321,041    $528,254      7.38%
                                        ==============   =========               ===========   ==========

Interest-bearing Liabilities:
   Non-interest-bearing demand deposits    $   919,705    $     --      0.00%    $   478,384    $     --      0.00%
   Interest-bearing demand deposits            439,345       2,138      0.97%        399,918       2,069      1.03%
   Savings deposits                            442,884       4,706      2.11%        467,029       5,062      2.15%
   Money market deposits                     2,163,128      45,711      4.19%      1,847,902      41,245      4.43%
                                        --------------   ---------               -----------   ----------
           Total daily access                3,965,062      52,555      2.63%      3,193,233      48,376      3.01%
   Certificates                              5,470,848     150,665      5.46%      5,616,299     154,948      5.47%
               Total deposits                9,435,910     203,220      4.27%      8,809,532     203,324      4.58%
                                        --------------   ---------               -----------   ----------
   Securities sold under agreements to
      repurchase                             1,004,764      28,745      5.68%        471,405      13,067      5.50%
   Borrowings from the Federal Home Loan
      Bank                                   4,508,005     130,760      5.75%      4,463,000     128,512      5.71%
   Other borrowings                             47,753         769      3.19%         45,096         756      3.33%
                                        --------------   ---------               -----------   ----------
              Total borrowings               5,560,522     160,274      5.72%      4,979,501     142,335      5.67%
                                        --------------   ---------               -----------   ----------

      Total interest-bearing liabilities   $14,996,432    $363,494      4.81%    $13,789,033    $345,659      4.97%
                                        ==============   =========               ===========   ==========
Difference between average
 interest-earning assets and
  interest-bearing liabilities            $   384,653                           $   532,008
                                        ==============                          ============
Net interest income                                       $212,825                              $182,595
                                                      ============                          ============
Yield-cost spread                                                       2.68%                                 2.41%
                                                                  ==========                            ==========
Effective net spread/2/                                                 2.81%                                 2.59%
                                                                  ==========                            ==========
---------------

   /1/ Prior to fiscal 1998, the Company aggregated income from all securities (held to maturity and available for sale).
   /2/ Annualized net interest income divided by average interest-earning assets.

  The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate fluctuations (change in rate multiplied by prior period average balance) and volume fluctuations (change in average balance multiplied by prior period rate) for the periods indicated (in thousands):

                                               Three months ended                                   Six months ended
                                                  December 31,                                        December 31,
                                                  1997 vs. 1996                                       1997 vs. 1996
                                                 Changes Due To                                       Changes Due To
                                 ------------------------------------------       --------------------------------------------------

                                     Volume          Rate           Total              Volume              Rate             Total
                                 -----------   -----------     ------------       ------------       -----------       -------------


Interest income:

  Loans receivable, net             $14,718        $ 3,164          $17,882            $36,668           $ 6,828          $43,496
  Mortgage-backed
   securities, net                    1,365           (780)             585              2,625              (329)           2,296
                                 ----------    -----------     ------------       ------------       -----------       -----------
   Total loans and
    mortgage-backed
     securities                      16,083          2,384           18,467             39,293             6,499            45,792

  Federal funds sold and assets
    purchased under resale
     agreements                      (1,036)           445             (591)              (614)              926               312
 Other investments                      676           (904)            (228)             2,279              (318)            1,961
                                 ----------    -----------     ------------       ------------       -----------       -----------
  Total investments                    (360)          (459)            (819)             1,665               608             2,273
                                 ----------    -----------     ------------       ------------       -----------       -----------
        Total interest income        15,723          1,925           17,648             40,958             7,107            48,065
                                 ----------    -----------     ------------       ------------       -----------       -----------
Interest expense:
  Deposits - daily access             5,615         (4,167)           1,448             10,782            (6,603)            4,179
  Deposits - certificates            (1,503)           132           (1,371)            (4,002)             (281)           (4,283)
                                 ----------    -----------     ------------       ------------       -----------       -----------
      Total deposits                  4,112         (4,035)              77              6,780            (6,884)             (104)

  Securities sold under
   agreements to repurchase          10,214             53           10,267             15,237               441            15,678
  Borrowings from the Federal
   Home Loan Bank                    (7,160)         1,202           (5,958)             1,326               922             2,248
  Other borrowings                      (85)           (95)            (180)                45               (32)               13
                                -----------    -----------     ------------       ------------       -----------       -----------
      Total borrowings                2,969          1,160            4,129             16,608             1,331            17,939
                                -----------    -----------     ------------       ------------       -----------       -----------

      Total interest expense          7,081         (2,875)           4,206             23,388            (5,553)           17,835
                                -----------    -----------     ------------       ------------       -----------       -----------
  Net interest income               $ 8,642        $ 4,800          $13,442            $17,570           $12,660           $30,230
                                ===========    ===========     ============       ============       ===========       ===========


Note: Non-accrual loans are included in the average balances for the periods;
    however, interest on such loans has been excluded from interest income for the periods. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

        Net interest income increased by $13.4 million and $30.2 million, to $106.7 million and $212.8 million, respectively, for the three and six months ended December 31, 1997, compared to the same periods last year. This is attributable to increases in average interest-earning assets and improvement in the yield-cost spread during the current three- and six-month periods. Volume changes contributed $8.6 million to the increase in net interest income, and were primarily due to increased interest income of $15.7 million resulting from an $803.8 million increase in average interest-earning assets for the second quarter of fiscal 1998 compared to the same period last year. Partially offsetting the volume-based growth in interest income was a $7.1 million increase in interest expense relating to a $915.8 million increase in average interest-bearing liabilities for the quarter ended December 31, 1997 compared to the same quarter a year ago. The yield-cost spread increased by 26 basis points, to 2.70%, in the three months ended December 31, 1997, compared to the same period last year, primarily due to a decrease in the Company's cost of funds of 19 basis points, to 4.76%, and an increase in the yield on its interest-earning assets of 7 basis points, to 7.46%.

        On a year-to-date basis, volume changes contributed $17.6 million to the increase in net interest income, and were primarily due to increased interest income of $41.0 million resulting from a $1.1 billion increase in average interest-earning assets. Partially offsetting the volume-based growth in interest income was a $23.4 million increase in interest expense relating to a $1.2 billion increase in average interest-bearing liabilities for the six months ended December 31, 1997 compared to the same period a year ago. The yield-cost spread increased by 27 basis points, to 2.68%, in the six months ended December 31, 1997, compared to the same period last year, primarily due to a decrease in the Company's cost of funds of 16 basis points, to 4.81%, and an increase in the yield on its interest-earning assets of 11 basis points, to 7.49%. The $112 million difference in the growth of interest-earning assets of $803.8 million as compared to the growth in interest-bearing liabilities of $915.8 million during the second quarter of fiscal 1998, and the $147 million difference in the growth of interest-earning assets of $1.1 billion as compared to the growth in interest-bearing liabilities of $1.2 billion during the six months ended December 31, 1997, are primarily due to the Company's purchases in the fourth quarter of fiscal 1997 of mortgage servicing assets and goodwill acquired in connection with the TransWorld Bank transaction both of which are non-interest-earning assets.

        Interest income on loans receivable increased by $17.9 million, to $232.7 million, and by $43.5 million, to $468.5 million, in the three and six months ended December 31, 1997, respectively, compared to the same periods last year, primarily due to portfolio growth. The average balance of loans receivable, net, increased by $761.8 million, to $12.1 billion, during the quarter ended December 31, 1997, contributing $14.7 million to the increase. The average balance of loans receivable, net, increased by $1.0 billion, to $12.2 billion, during the six months ended December 31, 1997, contributing $36.7 million to the increase. These increases were due to the Company's purchases, in the secondary market, of $824.1 million of fixed rate loans with a weighted average yield of 8.02% and $767.9 million of adjustable rate loans with a weighted average yield of 7.43% during the last nine months of fiscal 1997. During the current quarter, the Company purchased in the secondary market $146.6 million of adjustable rate loans with a weighted average yield of 7.31%. During the six months ended December 31, 1997, the Company purchased in the secondary market, $297.5 million of fixed-rate loans with a weighted average yield of 7.63%, and $452.9 million of adjustable rate loans with a weighted average yield of 7.35%. Further contributing to the growth in the loan portfolio was the purchase of $135.8 million in loans with a weighted average yield of 10.26% from the May 1997 TransWorld Bank acquisition. The growth in the loan portfolio was enhanced by increases in portfolio yield of 11 and 12 basis points for the three and six months ended December 31, 1997, respectively, which contributed $3.2 million and $6.8 million, respectively, to increase in interest income.
The increase in portfolio yield was primarily due to the impact of the aforementioned higher yielding fixed rate purchases in the secondary market during the last nine months of fiscal 1997, the higher yielding loans acquired from TransWorld Bank, and to the favorable effect of a declining level of non-accrual loans. The Company does not recognize income on non-accrual loans during the period they are considered non-accrual, while their balances are included in the asset base for yield calculation purposes. The average balances of non-accrual loans in the second quarters of fiscal 1998 and fiscal 1997 were $116.8 million and $161.8 million, respectively. The average balances of non-accrual loans in the first six months of fiscal 1998 and fiscal 1997 were $202.5 million and $172.0 million, respectively. The impact of non-accrual loans was to reduce the Company's loan yield by 3 and 4 basis points in the three and six months ended December 31, 1997 versus a reduction in loan yield of 10 basis points in each of the corresponding periods in fiscal 1997.

        Interest expense on daily access deposits increased by $1.4 million, to $26.4 million, and by $4.2 million, to $52.6 million, in the three and six months ended December 31, 1997, compared to the same periods last year, primarily due to a $0.8 billion, or 25% increase, in the average balances in daily access accounts during both the three and six months ended December 31, 1997, compared to the same periods last year. This growth in average balance contributed $5.6 million and $10.8 million, respectively, to the increase in interest expense during the three and six months ended December 31, 1997. The growth in average daily access account balances was due to the addition of custodial checking accounts in October 1997, arising from the Company's purchase of servicing rights relating to $11.5 billion of mortgage loans in the fourth quarter of fiscal 1997, the addition of daily access accounts related to acquisitions made in the second half of fiscal 1997, and to internally-developed account growth. The increase in interest expense for the current quarter and year-to-date periods was offset by a 46 and 38 basis point reduction, respectively, in the average cost of daily access accounts. The decrease in the average cost of deposits, which contributed $4.0 million and $6.9 million, respectively, to the reduction in interest expenses during the quarter and year-to-date ended December 31, 1997 , was due to the low cost of deposits obtained through the acquisitions.

        Interest expense on certificate accounts decreased by $1.4 million, to $75.3 million, and by $4.3 million, to $150.7 million in the three and six months ended December 31, 1997, compared to the same periods last year, due to decreasing average balances. Average balances in certificate accounts during the current quarter and year-to-date periods decreased by $103.7 million and $145.5 million, respectively, due to management's efforts to change the mix of deposits toward daily access accounts. This decrease contributed $1.4 million and $4.0 million, respectively, to the reduction in interest expense on certificate accounts during the corresponding current periods.

        Interest expense on borrowings increased by $4.1 million or 6%, to $76.9 million, and by $17.9 million or 13%, to $160.3 million, respectively, in the three and six months ended December 31, 1997, compared to the same periods in fiscal 1997, primarily due to a corresponding increase of $205.2 million, or 4%, and $581.0 million, or 12% in the average balances of borrowings for the same current periods, compared to the same periods in fiscal 1997. The growth in the average balances of borrowings contributed $3.0 million and $16.6 million, respectively, to the increase in interest expense during the three and six months ended December 31, 1997.

        The Company has, in the past, entered into interest rate exchange agreements ("swaps") to reduce the effect of rising interest rates on short-term deposits and FHLB advances, and the effect thereof on interest expense. The Company predominantly paid fixed interest rates and received variable interest rates under its swap contracts. At December 31, 1996, the Company had $200 million in notional principal amount of swaps that matured in April 1997. At December 31, 1997, no swaps were outstanding.

PROVISION FOR LOAN LOSSES

        The Company recorded a net credit for loan losses of $1.1 million during the three months ended December 31, 1997, compared to a provision for loan losses of $7.8 million in the same period last year, primarily resulting from a $2.6 million recovery of a previously charged-off loan of one of its liquidated subsidiaries. During the six months ended December 31, 1997, provision for loan losses decreased by $13.2 million, or 87%, to $2.0 million, compared to $15.2 million in the same period last year. The significant reduction in the provision was primarily due to steadily declining NPAs and delinquent loans, lower net charge-offs and management's assessment that there is a decreased risk of loss inherent in the Company's real estate loan portfolio, partially offset by the increased risk of loss inherent in its consumer loan portfolio. NPAs at December 31, 1997 totaled $152.1 million, which represents a 32% decline from the $224.7 million of NPAs recorded at December 31, 1996. Net charge-offs to the allowance for loan losses totaled $2.1 million and $10.4 million in the three and six months ended December 31, 1997, compared to $10.5 million and $28.0 million in the same periods in fiscal 1997. The allowance for loan losses is determined based on, among other things, the application to the loan portfolios of factors used in the Company's allowance for loan loss evaluation process. The application of these factors is discussed in "Balance Sheet Analysis--Allowance for Loan Losses".

LOAN SERVICING INCOME, NET

        Loan servicing income, net, decreased by $0.6 million, or 6%, to $8.3 million, in the second quarter of fiscal 1998, compared to the same period last
year.   For the six months ended December 31, 1997, loan servicing fee income, net, totaled $17.1 million, virtually unchanged from the comparable period last year. Due to the Company's most recent and largest purchase of servicing rights relating to approximately $11.5 billion of predominantly fixed-rate mortgage loans, gross servicing fees earned increased by $4.0 million, or 24%, and $10.5 million, or 34%, to $20.7 million and $41.4 million, respectively, during the three and six months ended December 31, 1997, compared to the same periods last year. However, the amortization of MSA increased by $4.4 million, or 58% and $10.3 million, or 77%, to $12.2 million and $23.6 million, respectively, during the same periods. The disproportionate increase in the amortization of MSA compared to the servicing fees earned, was primarily due to the servicing fee rates on the aforementioned purchase being less than those associated with a standard fixed-rate package, and to a certain extent, due to increased actual and market expectations for prepayments attributable to the decline in interest rates and the flattening of the yield curve. The lower servicing fee rates associated with this purchase are offset, from an earnings perspective, by an increase in net interest income resulting from investing the custodial deposit balances associated with this servicing during the holding period between collection of borrower payments and remittance to investors, taxing authorities or insurance companies.

OTHER FEES AND SERVICE CHARGES

        Other fees and service charges increased by $3.1 million, or 23% and $6.2 million, or 24%, to $16.7 million and $32.7 million, respectively, in the three and six months ended December 31, 1997, compared to the same periods last year. These increases, which reflect the continuing growth in the number of transaction accounts, were due primarily to increases in loan and deposit fee income and income from ATM transactions which totaled $3.6 million and $7.1 million, respectively, for the three and six months ended December 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses, excluding legal expenses for the goodwill litigation, increased by $9.1 million or 14%, to $72.6 million in the three months ended December 31, 1997, compared with $63.5 million in the same period last year. General and administrative expenses increased by 11.5 million or 9%, to $143.5 million in the six months ended December 31, 1997, compared with $132.0 million in the same period last year. The increase primarily reflected costs associated with the Company's new business lines, franchise growth and recent acquisitions, partially offset by reduced regulatory insurance premiums. Operating expenses directly related to the new business lines, franchise growth and recent acquisitions approximated $6.4 million and $12.9 million, respectively, during the three and six months ended December 31, 1997, compared with $2.0 million and $3.6 million, respectively, during the same periods last year. General and administrative expenses may increase in future periods as the Company continues to expand its business lines, broaden the reach of its branch franchise, maintain a higher level of marketing activity and upgrade the Bank's operational capabilities. The targeted benefits resulting from the expansion of its business lines and branch franchise, namely increased net interest margin and higher fee income, may lag the increase in expenditures depending upon the timing of the investment in new business lines, network expansion and marketing, and the increase in revenues that is intended to result from this investment.

        The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. Expenses related to the Year 2000 enhancements amounted to $1.4 million and $2.2 million, respectively, during the three and six months ended December 31, 1997. The Company expects to incur $32 million to $37 million over the next two years, including $2 million to $3 million on software and hardware expenditures, on its program to modify, redevelop or replace its computer applications to try to make them "year 2000" compliant. It is anticipated that expenditures may total $10 million and $21 million, for the second half of fiscal 1998 and for the entire fiscal 1999, respectively. While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

        As a result of the reduced assessment from the FDIC following the SAIF recapitalization, regulatory insurance decreased by $3.1 million or 62%, to $1.9 million, and by $7.4 million or 66%, to $3.8 million, respectively, during the three and six months ended December 31, 1997, compared to the same periods in fiscal 1997.

LEGAL EXPENSE--GOODWILL LAWSUIT

        Legal expenses related to the Company's trial in the Court of Federal Claims to determine damages in its breach of contract suit against the federal government were significantly higher in the three and six months ended December 31, 1997 at $5.3 million and $10.0 million, respectively, compared to $4.9 million and $$5.5 million, respectively, in the same periods in fiscal 1997. The Company expects to incur legal expenses of up to approximately $6 million pretax per quarter for the duration of the damages trial, which is currently estimated to be completed sometime in the March 1998 quarter. Costs will be incurred during any appeals process. However, these costs are expected to be at a significantly lower rate per quarter. See Part II, Item 1. "Legal Proceedings - Goodwill Litigation Against the Government" for further discussion.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

        Amortization of goodwill increased by $0.8 million and $1.5 million, to $2.0 million and $4.1 million, respectively, in the three and six months ended December 31, 1997, compared with $1.3 million and $2.6 million, respectively, in the same periods last year. The increase reflected the impact of the amortization of $45.8 million of additional goodwill resulting from acquisitions in the second half of fiscal 1997. On an annual basis, the goodwill relating to these acquisitions will increase amortization expense by $3.1 million.

INCOME TAX PROVISION

        The Company recorded income tax provisions of $22.4 million and $43.9 million in the three and six months ended December 31, 1997, respectively. The Company recorded income tax provisions of $10.9 million and $3.2 million in the three and six months ended December 31, 1996, respectively. The effective tax rate is higher than the federal statutory rate primarily due to state taxes and the effect of nondeductible goodwill.

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

        On July 1, 1996, the Supreme Court, by a vote of 7 to 2, ruled that the Government had breached its contract with the Company and remanded the case to the Claims Court for a determination of damages. The trial to determine damages commenced on February 24, 1997. The Company currently anticipates that the trial will end in the June 1998 quarter, with a decision anticipated during the summer of 1998. The Company completed presentation of its case in chief on July 21, 1997, and the Government presentation of its case in chief is expected to be completed on or about February 13, 1998. Rebuttal testimony is currently scheduled to be presented by both parties in March and early April 1998. Written briefs and oral arguments will follow completion of the rebuttal testimony and the case is expected to be submitted to the Claims Court for decision in June 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Golden State Bancorp Inc. was held on October 28, 1997. Three nominees for election as Directors, Brian P. Dempsey, Cora M. Tellez and Stephen J. Trafton, were elected for three-year terms. One nominee for election as Director, Paul J. Orfalea, was elected for a one-year term. The votes cast for Brian P. Dempsey were 46,475,596 shares "For" and 109,225 shares withheld. The votes cast for Paul J. Orfalia were 46,467,008 shares "For" and 117,813 shares withheld. The votes cast for Cora M. Tellez were 46,447,666 shares "For" and 137,155 shares withheld. The votes cast for Stephen
J. Trafton were 46,478,858 shares "For" and 105,963 shares withheld.

        The stockholders ratified the appointment of KPMG Peat Marwick LLP as Golden State's independent auditors for fiscal 1998 with 46,449,119 votes cast for the proposal, 62,622 votes cast against the proposal and 73,080 shares abstaining.

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

(b)     Reports on Form 8-K

        Golden State filed a Form 8-K, dated October 28, 1997, to announce its plans to issue Litigation Tracking Warrants(TM) ("LTW(TM)s") to its security holders representing the right to receive Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from the pending goodwill lawsuit against the United States Government of its principal subsidiary, Glendale Federal Bank. The issuance of the LTW(TM)s is subject to final Board action approving the LTW(TM)s and to receipt of shareholder approval of certain corporate changes required for their issuance. It is anticipated that the LTW(TM)s would be tradable by Golden State's security holders after issuance.

        Golden State filed a Form 8-K, dated November 30, 1997, to announce that it had entered into a definitive agreement with Redfed Bancorp Inc. pursuant to which Golden State will acquire Redfed in a tax-free, stock-for-stock merger (the "Merger") with a total transaction value of approximately $158 million. The Merger will be accounted for as a purchase business combination. Golden State intends to purchase shares of Golden State common stock in the open market in an amount equal to the amount that will be issued in the Merger. The Merger is subject to regulatory and stockholder approvals, as well as satisfaction of other conditions, and is expected to close in the second quarter of calendar 1998.

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



                                           Golden State Bancorp Inc.
                                           -------------------------
                                                 (Registrant)


Date: February 13, 1998                    By: /s/ John E. Haynes
                                              ----------------------
                                              Chief Financial Officer
                                              (Principal Financial Officer)