Form 10-Q
period 1998-03-31
GOLDEN STATE BANCORP INC
filed 1998-05-14
CIK 1019508

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               -------------------------------------------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X           No
                                           -----            ----

The number of shares of issuer's $1.00 par value common stock outstanding as of March 31, 1998 was 51,327,541.
================================================================================

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -
               MARCH 31, 1998 AND JUNE 30, 1997............................   1

              CONSOLIDATED STATEMENTS OF OPERATIONS -
               THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997.........   2

              CONSOLIDATED STATEMENTS OF CASH FLOWS -
               NINE MONTHS ENDED MARCH 31, 1998 AND 1997...................   3

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................   5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................   7

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...........................................   29

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   30

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   30

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in thousands except share data)


                                                                                     March 31,              June 30,
                                                                                       1998                   1997
                                                                                 ---------------        --------------
                         ASSETS
   Cash and amounts due from banks                                               $      284,113         $      221,557
   Federal funds sold and assets purchased under resale agreements                      520,000                632,000
   Certificates of deposit -- substantially restricted                                    2,805                  4,005
   Other debt and equity securities available for sale, at fair value                    24,530                 27,794
   Mortgage-backed securities held to maturity, at amortized cost
      (fair value: $1,001,270 at March 31, 1998 and
      $1,166,941 at June 30, 1997)                                                      995,038              1,162,825
   Mortgage-backed securities available for sale, at fair value                       1,183,334              1,116,709
   Loans receivable, net of allowance for loan losses of $146,382 at
      March 31, 1998 and $163,759 at June 30, 1997                                   11,795,753             11,886,090
   Loans held for sale, at lower of cost or market                                       11,565                 19,003
   Real estate held for sale or investment                                                6,124                  8,689
   Real estate acquired in settlement of loans                                           33,466                 61,500
   Interest receivable                                                                   98,169                102,940
   Investment in capital stock of Federal Home Loan Bank, at cost                       271,749                259,587
   Premises and equipment, at cost, less accumulated depreciation                       142,288                134,936
   Mortgage servicing assets                                                            247,914                284,472
   Goodwill and other intangible assets, less accumulated amortization                   92,510                 99,533
   Other assets                                                                         214,892                196,619
                                                                                 ---------------        ---------------
                                                                                 $   15,924,250         $   16,218,259
                                                                                 ===============        ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Deposits                                                                   $    9,692,874         $    9,356,909
      Securities sold under agreements to repurchase                                          -                768,682
      Borrowings from the Federal Home Loan Bank                                      4,824,000              4,788,000
      Other borrowings                                                                       73                 10,782
      Other liabilities and accrued expenses                                            212,424                221,540
      Income taxes payable                                                               80,007                 60,272
                                                                                 ---------------        ---------------
         Total liabilities                                                           14,809,378             15,206,185
                                                                                 ---------------        ---------------
    Stockholders' Equity:
      Preferred stock, Series A, $1.00 par value per share
         (8,050,000 shares authorized; 4,621,982 shares issued
          and outstanding at March 31, 1998 and June 30, 1997)                            4,622                  4,622
      Common stock, $1.00 par value per share
         (100,000,000 shares authorized; 51,327,541 shares issued
         and outstanding at March 31, 1998; 50,348,509
         shares issued and outstanding at June 30, 1997)                                 51,328                 50,349
      Additional paid-in capital                                                        813,913                793,111
      Net unrealized holding loss on debt and equity
         securities available for sale                                                   (2,003)                (1,154)
      Retained earnings-substantially restricted                                        247,012                165,146
                                                                                 ---------------        ---------------
         Total stockholders' equity                                                   1,114,872              1,012,074
                                                                                 ---------------        ---------------
                                                                                 $   15,924,250         $   16,218,259
                                                                                 ===============        ===============

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands except per share data)


                                                                      Three Months Ended          Nine Months Ended
                                                                          March 31,                  March 31,
                                                                  ------------------------   --------------------------
                                                                     1998           1997       1998            1997
                                                                  -----------     --------   ----------     -----------
Interest income:
    Loans receivable                                               $225,950      $213,675     $694,448        $638,677
    Mortgage-backed securities                                       36,588        38,184      112,685         111,985
    Investments                                                      14,025        16,496       45,749          45,947
                                                                   --------      --------     --------        --------
        Total interest income                                       276,563       268,355      852,882         796,609
                                                                   --------      --------     --------        --------
Interest expense:
    Deposits                                                         97,733       100,682      300,953         304,006
    Short-term borrowings                                             7,515           837       36,260          13,904
    Other borrowings                                                 63,657        70,315      195,186         199,583
                                                                   --------      --------     --------        --------
        Total interest expense                                      168,905       171,834      532,399         517,493
                                                                   --------      --------     --------        --------
        Net interest income                                         107,658        96,521      320,483         279,116
Provision for loan losses                                            (1,577)        6,143          417          21,326
                                                                   --------      --------     --------        --------
        Net interest income after provision for loan losses         109,235        90,378      320,066         257,790

Other income:
    Loan servicing income, net                                        5,999         8,354       23,063          25,478
    Other fees and service charges                                   17,570        14,811       50,225          41,235
    Loss on sale of loans, net                                         (406)         (156)        (597)           (275)
    Gain (loss) on sale of mortgage-backed securities
      available for sale, net                                         1,191          (127)       1,323          (1,573)
    Other income (loss), net                                             28          (165)       1,461             113
                                                                   --------      --------     --------        --------
        Total other income                                           24,382        22,717       75,475          64,978
                                                                   --------      --------     --------        --------
Other expenses:
    Compensation and employee benefits                               35,103        29,403      100,620          84,498
    Occupancy expense, net                                            7,917         7,726       25,245          23,363
    Advertising and promotion                                         5,173         4,635       16,555          17,725
    Regulatory insurance                                              1,920         2,563        5,748          13,759
    Furniture, fixtures and equipment                                 4,055         3,069       11,024           8,974
    Stationery, supplies and postage                                  3,792         3,009       10,527           8,476
    Other general and administrative expenses                        15,011        12,965       46,759          38,618
                                                                   --------      --------     --------        --------
        Total general and administrative expenses                    72,971        63,370      216,478         195,413
    SAIF special assessment                                               -             -            -          58,672
    Legal expense - goodwill lawsuit                                  5,254         8,202       15,231          13,720
    Acquisition and restructuring costs                                 946             -        3,433               -
    Operations of real estate held for sale or investment                20           104         (690)            716
    Operations of real estate acquired in settlement of loans        (2,785)        2,086       (1,567)          5,906
    Amortization of goodwill and other intangible assets              2,002         1,351        6,101           3,924
                                                                   --------      --------     --------        --------
        Total other expenses                                         78,408        75,113      238,986         278,351
                                                                   --------      --------     --------        --------
Earnings before income tax provision                                 55,209        37,982      156,555          44,417
Income tax provision                                                 23,188        15,090       67,106          18,288
                                                                   --------      --------     --------        --------
        Net earnings                                               $ 32,021      $ 22,892     $ 89,449        $ 26,129
                                                                   ========      ========     ========        ========

Earnings applicable to common shareholders:
    Net earnings                                                   $ 32,021      $ 22,892     $ 89,449        $ 26,129
    Dividends declared on preferred stock                            (2,528)       (2,527)      (7,583)         (8,313)
    Premium on exchange of preferred stock for common stock               -          (241)           -          (4,173)
                                                                   ---------     ---------    ---------       ---------
                                                                   $ 29,493      $ 20,124     $ 81,866        $ 13,643
                                                                   ========      ========     =========       ========
Earnings per share:
    Basic                                                          $   0.58      $   0.40     $   1.61        $   0.28
    Diluted                                                        $   0.45      $   0.33     $   1.27        $   0.25

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                             Nine Months Ended March 31
                                                                                       ---------------------------------------
                                                                                           1998                      1997
                                                                                       -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                $89,449                  26,129
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
        Amortization of discounts and accretion of premiums, net                              6,477                   8,006
        Accretion of deferred loan fees                                                      (2,465)                 (3,382)
        Provision for loan losses                                                               417                  21,326
        Loss on sale of loans, net                                                              597                     275
        (Gain) loss on sale of mortgage-backed securities
          available for sale, net                                                            (1,323)                  1,573
        Depreciation                                                                         11,733                  11,171
        Amortization of mortgage servicing assets                                            36,626                  21,192
        Provision for losses on real estate                                                   2,433                   6,412
        Gain on sale of real estate                                                          (8,099)                 (5,352)
        Amortization of goodwill and other intangible assets                                  6,101                   3,924
        Provision for deferred income taxes                                                   3,197                  14,398
        Net change in loans originated or purchased for resale                               49,234                  35,441
        Decrease (increase) in interest receivable                                            4,771                  (8,117)
        FHLB stock dividend received                                                        (12,162)                 (9,940)
        Increase in other assets                                                            (16,243)                   (755)
        Increase in other liabilities                                                        34,887                  75,236
        Other items                                                                             591                  (5,281)
                                                                                        -----------             -----------
        Total adjustments                                                                   116,772                 166,127
                                                                                        -----------             -----------
Net cash provided by operating activities                                                   206,221                 192,256
                                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with original maturities
   of 3 months or less                                                                        3,200                  (1,022)
Net change in other debt and equity securities with original maturities
   of 3 months or less                                                                          796                     400
Purchase of certificates of deposit                                                          (2,000)                      -
Purchase of other debt and equity securities held to maturity                                     -                  (3,000)
Proceeds from maturities of other debt and equity securities held to maturity                     -                   7,810
Purchase of other debt and equity securities available for sale                                (141)                      -
Proceeds from maturities of other debt and equity securities
  available for sale                                                                          3,000                       -
Principal payments on mortgage-backed securities held to maturity                           165,854                 144,417
Purchase of mortgage-backed securities available for sale                                  (366,047)               (358,405)
Principal payments on mortgage-backed securities available for sale                         290,379                 210,513
Loans originated for investment, net of refinances                                         (459,158)               (371,132)
Loans purchased for investment                                                           (1,457,787)             (1,620,508)
Net change in undisbursed loan funds                                                         (1,529)                 (8,370)
Principal payments on loans held for investment                                           1,935,759               1,378,029
Proceeds from sale of other debt securities available for sale                                    -                     702
Cash invested in real estate                                                                (10,496)                 (9,586)
Cash received from real estate investments and sale of real estate
   acquired in settlement of loans                                                           80,135                  72,151
Purchase of FHLB stock                                                                            -                 (53,052)
Net increase in premises and equipment                                                      (19,085)                (13,379)
Payments under agreements to purchase mortgage servicing assets                             (13,194)                (90,609)
Payment for purchase of OneCentral Bank                                                           -                 (11,111)
                                                                                        -----------             -----------
Net cash provided (used) by investing actitivities                                          149,686                (726,152)
                                                                                        -----------             -----------

                       Statement continued on next page

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                (in thousands)


                                                                                                Nine Months Ended March 31
                                                                                              ------------------------------
                                                                                                  1998              1997
                                                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                      $    335,965            393,110
Net change in short-term borrowings with original maturities of 3 months or less                  (768,682)          (758,050)
Proceeds from funding of FHLB advances                                                           3,424,000          2,300,000
Repayments of FHLB advances                                                                     (3,388,000)        (1,150,000)
Repayment of other borrowings                                                                      (10,709)            (2,485)
Proceeds from issuance of common stock                                                               9,658              4,317
Payment of dividends on preferred stock                                                             (7,583)            (9,299)
                                                                                              ------------       ------------
Net cash (used) provided by financing activities                                                  (405,351)           777,593
                                                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents                                               (49,444)           243,697
Cash and cash equivalents at beginning of period                                                   853,557            586,608
                                                                                              ------------       ------------
Cash and cash equivalents at end of period                                                    $    804,113       $    830,305
                                                                                              ============       ============

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE (1) - BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Glendale Federal Bank's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Office of Thrift Supervision ("OTS"). Golden State Bancorp Inc. ("Golden State" or the "Company") is the holding company of Glendale Federal Bank and has no significant assets or business other than its ownership of Glendale Federal Bank ("Glendale Federal" or the "Bank"). Golden State did not file an Annual Report on Form 10-K for the year ended June 30, 1997 because the holding company formation transaction, pursuant to which Golden State became the holding company for Glendale Federal, was completed on July 24, 1997, after the end of Glendale Federal Bank's fiscal year. Golden State filed a Form 8-K, dated September 26, 1997, with the Securities Exchange Commission ("SEC"), containing the June 30, 1997 Annual Report on Form 10-K of its principal subsidiary, Glendale Federal Bank.

  In the opinion of management of Golden State Bancorp Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and June 30, 1997, the results of its operations for the three and nine months ended March 31, 1998 and 1997 and its cash flows for the nine months ended March 31, 1998 and 1997. All significant intercompany balances and transactions have been eliminated in consolidation, including 200,686 common shares held by a subsidiary of the Company at both March 31, 1998 and June 30, 1997. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the March 31, 1998 presentation.

  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated statements of financial condition and consolidated statements of operations for the periods covered, including the allowance for loan losses, the mortgage servicing asset valuation allowance and the liability for income taxes. Actual results could differ significantly from those estimates and assumptions.

NOTE (2) - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  For the purpose of the statement of cash flows, cash and cash equivalents include "Cash and amounts due from banks" and "Federal funds sold and assets purchased under resale agreements."

  Supplemental disclosure of cash flow information is as follows (in thousands):

                                                                                              Nine months ended March 31
                                                                                              ---------------------------
                                                                                                   1998            1997
                                                                                              -------------   -----------
Cash paid for:
 Interest                                                                                        $535,295        $529,039
 Income taxes                                                                                      34,288           6,145
Non-cash investing and financing activities:
 Principal reductions to loans due to foreclosure                                                  75,851         121,233
 Loans exchanged for mortgage-backed securities                                                    97,993          38,198
 Loans made to facilitate the sale of real estate
    held for investment and real estate acquired in settlement of loans                            30,996          45,858
 Transfer of other debt and equity securities to available for sale                                     -           7,935
 Transfers of loans from held for investment to held for sale:
    Liquidation of troubled credits                                                                31,426          15,024
    Other                                                                                          17,062               -
    Loans originated for investment, subsequently identified to sale portfolio                          -           1,596
 Transfers of loans from held for sale to held for investment:
    Loans originated for sale, subsequently identified to investment portfolio                      3,723               -
 Fair value of OneCentral net assets acquired                                                           -           5,306
 Exchange of preferred stock for common stock                                                           -           1,202
 Issuance of common stock in exchange for preferred stock                                               -           3,104

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                MARCH 31, 1998

  The transfers of loans from the held for investment portfolio to the held for sale portfolio were primarily of troubled loans which the Company sold to remove the credit and/or collateral risk arising from the credit.

  During the nine months ended March 31, 1998 and 1997, the Company received income tax refunds of $144,000 and $8,383,000, respectively.


NOTE (3) - EARNINGS PER SHARE INFORMATION

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards found in Accounting Principles Board Opinion No. 15 ("APB 15") for computing earnings per share ("EPS") and makes them comparable to international standards.

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

  SFAS 128 retains APB 15's treasury stock method and the "if converted" method for convertible securities in the computation of diluted EPS. Both methods assume the conversion of a security at the beginning of the earliest period reported or at the date of issue, if later. However, under SFAS 128, the number of common shares assumed repurchased on the exercise of warrants or options is no longer capped at 20% of the already outstanding common stock. In a departure from APB 15, SFAS 128 requires the use of the average market price of the common stock during the period when calculating diluted EPS, rather than the higher of the average or closing price for the period.

  SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Golden State adopted SFAS 128 effective December 31, 1997 and accordingly restated prior period EPS data.

  There were no exchanges of preferred stock for common stock during the three and nine months ended March 31, 1998. During the three and nine months ended March 31, 1997, the Company entered into separately negotiated agreements with certain holders of its then Series E (now Series A) preferred stock providing, in the aggregate, for exchanges of 82,200 shares and 1.2 million shares, respectively, of the preferred stock for 207,966 shares and 3.1 million shares, respectively, of Company common stock. The exchanges were made at premiums above the stated conversion rate of 2.404 shares of Company common stock for each share of the preferred stock. In accordance with applicable accounting guidance for calculating earnings per share, the excess of the fair value of Company common stock transferred by the Company to the holders of the preferred stock over the fair value of Company common stock issuable pursuant to the original conversion terms has been subtracted from net earnings to arrive at the earnings applicable to common shareholders in the calculation of earnings (loss) per share.

  The table in Exhibit 11.1 presents the calculation of earnings per share on a basic and diluted basis for the three and nine months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   OVERVIEW

EARNINGS PERFORMANCE

  The Company recorded net earnings of $32.0 million, or $0.45 per diluted share, for the three months ended March 31, 1998, compared to net earnings of $22.9 million, or $0.33 per diluted share, for the same period last year. For the nine months ended March 31, 1998, the Company recorded net earnings of $89.4 million, or $1.27 per diluted share, compared to net earnings of $26.1 million, or $0.25 per diluted share, for the same period last year.

  Net earnings for the quarter ended March 31, 1998 included legal expenses for the Company's goodwill litigation of $5.3 million ($3.0 million after-tax), and acquisition and restructuring costs of $0.9 million ($0.6 million after-tax) related to the acquisitions of CENFED Financial Corporation and RedFed Bancorp Inc., and the distribution of the Litigation Tracking Warrants/TM/ described below. Net earnings for the nine months ended March 31, 1998 included legal expenses for the Company's goodwill litigation of $15.2 million ($8.8 million after-tax), and acquisition and restructuring costs of $3.4 million ($2.0 million after-tax). See "Goodwill Litigation Tracking Warrants/TM/", "Acquisitions" and "Results of Operations--Legal Expenses--Goodwill Lawsuit" for additional information.

  Net earnings for the quarter ended March 31, 1997 included legal expenses for the Company's goodwill litigation of $8.2 million ($4.7 million after-tax). Net earnings for the nine months ended March 31, 1997 included a special assessment by the Federal Deposit Insurance Corporation ("FDIC") of $58.7 million ($33.7 million after-tax) to recapitalize the Savings Association Insurance Fund ("SAIF") and legal expenses for the Company's goodwill litigation of $13.7 million ($7.9 million after-tax).

  During the three and nine months ended March 31, 1997, the Company exchanged 82,200 shares and 1.2 million shares, respectively, of its preferred stock for 207,966 shares and 3.1 million shares, respectively, of Company common stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information. There were no exchanges of preferred stock for common stock during the three and nine months ended March 31, 1998.

  Excluding the after-tax impact of the non-operating items mentioned above and the effect of the preferred stock conversions during the three and nine months ended March 31, 1997, adjusted net earnings for the three and nine months ended March 31, 1998 were $35.6 million, or $0.50 per diluted share, and $100.3 million, or $1.42 per diluted share, respectively, compared to adjusted net earnings during the comparable periods in fiscal 1997 of $27.6 million, or $0.40 per diluted share, and $67.8 million, or $1.02 per diluted share, respectively.

  The 29% and 48% improvements in adjusted net earnings during the three and nine months ended March 31, 1998, respectively, over the same periods in fiscal 1997 reflect higher net interest income, lower credit-related costs, increases in other fees and service charges and reduced FDIC insurance premiums, partially offset by decreases in loan servicing income, increases in certain general and administrative expenses due to expansion of the Company's business lines, recent acquisitions and franchise expansion, and increases in the amortization of goodwill and other intangible assets due to acquisitions.

  The Company's interest rate spread was 2.95% at March 31, 1998, as compared with 2.56% at March 31, 1997 and 2.68% at June 30, 1997. The Company's interest rate spread continued to improve in the first nine months of fiscal 1998 primarily due to a decline in the Company's cost of funds. The decrease in the cost of funds from 4.90% at March 31, 1997 to 4.58% at March 31, 1998, reflects a decline in deposit costs due to a continuing shift in the mix of deposits from higher-cost certificates of deposit to lower-cost checking and other daily access accounts, and to the addition of lower-costing checking and daily access accounts obtained in recent acquisitions. Checking accounts comprised 17.6% of total deposits at March 31, 1998, compared with 12.8% and 11.1%, at June 30, 1997 and March 31, 1997, respectively.

  See "Results of Operations--Net Interest Income" for additional discussion of the Company's interest rate spread and the impact that possible future interest rate changes could have on the Company's net interest income.

GOODWILL LITIGATION TRACKING WARRANTS/TM/

   On October 28, 1997, Golden State announced plans to distribute Litigation Tracking Warrants/TM/ ("LTW/TM/s") to its security holders representing the right to receive, upon exercise of the LTW/TM/s, Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal's pending goodwill lawsuit against the U.S. Government (the "Goodwill Litigation"). The LTW/TM/s would be exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTW/TM/s would expire 60 days after such notification is given.

   In a special meeting on April 23, 1998, Golden State shareholders approved certain corporate changes necessary to issue the LTW/TM/s, including an increase in the total number of authorized shares of common stock from 100 million shares to 250 million shares and amendments to certain terms of the Company's Noncumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). Following the shareholder meeting on that date, the Company's Board of Directors declared a distribution of its LTW/TM/s for May 29, 1998, to holders of the common stock of Golden State of record on May 7, 1998, on the basis of one LTW/TM/ for each share held as of the close of business on that date. The Board of Directors also reserved additional LTW/TM/s for future issuance in connection with conversions or exercises of the Company's outstanding Series A Preferred Stock, its two outstanding classes of common stock purchase warrants and employee stock options. The total number of LTW/TM/s issued to holders of common stock and reserved for such future issuances is approximately 85.8 million. The distribution of the LTW/TM/s will not affect Golden State's diluted shares outstanding prior to the time they become exercisable because the amount of the proceeds from the Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW/TM/s become exercisable.

   The LTW/TM/s started trading on a "when issued" basis on the NASDAQ National Market System on May 5, 1998 under the ticker symbol "GSBZV", and will trade "regular way" on the NASDAQ National Market System following completion of their distribution under the ticker symbol "GSBNZ" effective June 1, 1998.

MERGER AGREEMENT WITH FIRST NATIONWIDE (PARENT) HOLDINGS INC.

  On February 4, 1998, Golden State entered into an Agreement and Plan of Reorganization (the "Cal Fed Merger Agreement") with First Nationwide (Parent) Holdings, Inc. ("First Nationwide"), First Nationwide Holdings, Inc. ("FNH"), and certain other parent entities of California Federal Bank, A Federal Savings Bank ("Cal Fed"). FNH is controlled, through intermediate entities, by MacAndrews and Forbes Holdings Inc. ("MAF") and Gerald J. Ford ("Ford"), the Chairman of the Board and Chief Executive Officer of Cal Fed. After giving effect to the Cal Fed Merger (and other announced thrift industry mergers), the resulting company, which is expected to be named "California Federal Bank" at the operating level and "Golden State Bancorp Inc." at the holding company level, will be California's largest statewide community bank and fourth largest depository institution, and will be a leading in-state provider of consumer, business and mortgage banking services.

  The transaction will take the form of a merger of First Nationwide into the Company, with the Company being the surviving entity. The Company's stockholders will own 55% to 58% of the combined entity on a fully diluted basis, immediately after the merger, before giving effect to any shares that may be issuable pursuant to the Litigation Tracking Warrants/TM/ or to the possible issuance of contingent additional shares of Golden State common stock to affiliates of MAF and Ford under the Cal Fed Merger Agreement that could substantially increase the percentage ownership of the MAF and Ford affiliates. The Cal Fed Merger Agreement also contemplates that two-thirds of the Board of Directors of Golden State immediately after the Cal Fed Merger will be individuals designated by affiliates of MAF and Ford.

  The terms of the Cal Fed Merger provide that the Company's stockholders are to own 58% of the combined entity on a fully diluted basis, immediately after the merger, if the adjusted volume-weighted average trading price (the "Adjusted Average Price") of the Common Stock is $32 per share or less, and are to own 55% of the combined entity on such basis if the Adjusted Average Price is $33 or more per share, with intermediate ownership percentages being applicable in the event the Adjusted Average Price is between $32 and $33. The Adjusted Average Price of Golden State common stock will be the daily volume-weighted average price per share for Golden State common stock on the New York Stock Exchange for 15 randomly selected trading days during a 30 trading-day period following the above-described distribution of the LTW/TM/s, to Golden State Stockholders and ending three days before the closing date of the Cal Fed Merger, adjusted to subtract the value attributable to the 15% of the value of the potential recovery in the Goodwill Litigation that is not included for purposes of calculating the number of shares of Golden State common stock issuable upon exercise of the LTW/TM/s.

  Following the Cal Fed Merger, the Company will have approximately 130 to 140 million shares of common stock outstanding. Because the Company will survive the Cal Fed Merger, the LTW/TM/s will remain exercisable for common stock of the Company after the Cal Fed Merger. The Cal Fed Merger is subject to regulatory approval and the approval of the stockholders of the Company, as well as satisfaction or waiver of other conditions, and is expected to close in the September 1998 quarter.

  At March 31, 1998, First Nationwide, through its subsidiary Cal Fed, operated 225 branches and had $32.2 billion in assets, including $20.9 billion in loans receivable, net and $16.4 billion in deposits. On a pro-forma basis and including the effects of Golden State's pending CENFED and RedFed mergers described below, as of March 31, 1998, Golden State would have approximately 375 banking offices (after branch closures), combined consolidated assets of $52.4 billion, including $35.1 billion of loans receivable, net, $9.5 billion of mortgage-backed securities, $1.8 billion of goodwill, deposits of $28.4 billion, $19.0 billion of borrowings and a tangible book value of $4.33 per share. This pro-forma information does not include the impact of Cal Fed's pending sale of its Florida branch franchise for $110 million expected to be completed in the September 1998 quarter. At March 31, 1998, Cal Fed's Florida branch franchise had 24 branches with total deposits of $1.5 billion.


ACQUISITIONS

  On April 21, 1998, Golden State completed its acquisition of CENFED Financial Corporation ("CENFED"), the parent company of CenFed Bank, A Federal Savings Bank. The terms of the transaction provided for a tax-free exchange of 1.2 shares of Golden State common stock for each outstanding share of CENFED's common stock. Pursuant to the terms of the transaction, Golden State issued approximately 7,391,000 shares of its common stock for a total purchase price of $211.1 million, or $28.563 per share. Under the purchase method of accounting, the goodwill recorded in this transaction will be amortized over 15 years using the straight-line method. At April 21, 1998, CENFED operated 18 branches and had $1.9 billion in assets, including $1.4 billion of loans receivable, net, $354 million of mortgage-backed securities, $1.4 billion of deposits and $403 million of borrowings. The merger of CenFed Bank with Glendale Federal Bank was completed on May 8, 1998.

  On November 30, 1997, Golden State entered into a definitive agreement to acquire RedFed Bancorp Inc. ("RedFed") and its federal savings bank subsidiary, Redlands Federal Bank, in a tax-free, stock-for-stock merger. On May 4, 1998, the Company received OTS approval to acquire RedFed. A meeting of RedFed stockholders to approve the transaction is scheduled for June 1, 1998 and the transaction is expected to be completed in July 1998. Golden State will issue shares of its common stock with a value of $20.75 for each outstanding share of the common stock of RedFed. The exact number of shares of Golden State common stock to be issued to holders of RedFed common stock will be determined based on the average closing price of Golden State common stock for the ten trading days prior to the second business day before the closing of the transaction. Golden State intends to purchase shares of its common stock in the open market in amounts equal to up to the amount that will be issued in the merger. The transaction, which is valued at approximately $158 million, will be accounted for as a purchase. The goodwill arising from this transaction will be amortized over 15 years using the straight-line method. At March 31, 1998, RedFed operated 14 branches and had $1.0 billion in assets, including $911 million of loans receivable, net, $10 million of mortgage-backed securities, $861 million of deposits and $69 million of borrowings.

CAPITAL

  At March 31, 1998, the Company's tangible book value was $17.67 per common share and $15.80 per diluted share. Glendale Federal's core capital, Tier 1 risk-based capital and total risk-based capital ratios at March 31, 1998 were 6.24%, 11.12% and 12.27%, respectively, placing the Bank in the "well-capitalized" category as defined by federal regulations, which require 5% core, 6% Tier 1 risk-based and 10% total risk-based capital to assets ratios to qualify for that designation.

  On a pro-forma basis and after giving effect to the acquisition of CENFED, Glendale Federal's core and risk-based capital ratios at March 31, 1998 would have been 6.10% and 11.98%, respectively. It is anticipated that the Bank will remain well-capitalized after the RedFed acquisition which is expected to be completed in July 1998.


                             BALANCE SHEET ANALYSIS

  The Company's asset size and composition have been determined principally by seeking to balance liquidity, yield, risk and regulatory capital requirements. Consolidated assets of the Company decreased by $294.0 million, to $15.9 billion, in the nine months ended March 31, 1998, primarily because of principal payments received on loans. If interest rates decline significantly from current levels, the Company's balance sheet could shrink further due to timing differences between the runoff attributable to higher levels of prepayments on loans and mortgage-backed securities, and the Company's ability to locate suitable investments to replace the runoff. A reduction in asset size and a corresponding decrease in interest-earning assets could adversely impact the Company's earnings.

  Consolidated liabilities of the Company decreased by $396.8 million, to $14.8 billion, in the nine months ended March 31, 1998. This decrease was mainly attributable to a decrease of $768.7 million in securities sold under agreements to repurchase, partially offset by an increase in deposits of $336.0 million.

MORTGAGE-BACKED SECURITIES

  Mortgage-backed securities held to maturity decreased by $167.8 million, to $995.0 million, in the nine months ended March 31, 1998, primarily due to principal payments received of $165.9 million.

  Mortgage-backed securities available for sale increased by $66.6 million, to $1.2 billion, in the nine months ended March 31, 1998, primarily due to purchases of $362.4 million of mortgage-backed securities issued by various federal agencies, partially offset by principal payments of $290.4 million. The purchases primarily consisted of $112.8 million and $97.8 million of fixed-rate and adjustable-rate securities, respectively, issued by the Government National Mortgage Association.

LOANS RECEIVABLE

  Loans receivable held for investment decreased by $90.3 million, to $11.8 billion, in the nine months ended March 31, 1998. The decrease was primarily due to principal repayments of $1.9 billion and loans transferred to real estate acquired in settlement of loans ("REO") of $75.9 million, partially offset by loans purchased for investment totaling $1.4 billion and loans originated for investment, net of refinances, of $490.2 million. The loan purchases consisted primarily of $569.2 million of single-family residential, adjustable-rate mortgage loans and $844.5 million of single-family residential, fixed-rate mortgage loans that were purchased in the secondary market.

  Loans receivable held for sale decreased by $7.4 million, to $11.6 million, in the nine months ended March 31, 1998, primarily due to loan sales totaling $240.1 million and the securitization of loans into mortgage-backed securities in the amount of $98.0 million, partially offset by term loan originations of $285.9 million and the net transfer of loans from held for investment totaling $44.8 million. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the transfer of loans from the Company's held for investment portfolio.

  As of March 31, 1998, commitments of the Company to purchase loans in the secondary market totaled $685 million and were comprised solely of commitments to purchase fixed rate loans. At that date, commitments of the Company to originate loans and sell mortgage-backed securities totaled $87.4 million and $79 million, respectively, and the Company's commitments on outstanding letters of credit totaled $5.0 million.

  New commitments under lines of credit that were purchased or generated through the Company's consumer and commercial lending programs are summarized as follows (in millions):


                                           Three months ended
                           -------------------------------------------------
                           Mar. 31    Dec. 31   Sept. 30   June 30   Mar. 31
                             1998      1997       1997      1997      1997
                           -------    -------   --------   -------   -------
   Consumer loans            $  39      $  39      $  37     $  66     $  32
   Commercial loans             84         84         52       109        71
                           -------    -------   --------   -------   -------
                             $ 123      $ 123      $  89     $ 175     $ 103
                           =======    =======   ========   =======   =======

  The new commitments under consumer and commercial lines of credit for the June 1997 quarter included $17.6 million and $67.9 million, respectively, of commitments related to the acquisition of TransWorld Bank. The new commitments under commercial lines of credit for the March 1997 quarter included $25 million through the OneCentral acquisition in January 1997.

  The following table summarizes the outstanding commitments and related outstanding principal balances on lines of credit under the Company's consumer and commercial lending programs (in thousands):

                                          Mar. 31    June 30
                                            1998      1997
                                          ---------  --------
   Consumer loans:
     Credit limit balance                 $407,230   $309,013
     Outstanding principal balance         100,405     71,847
   Commercial loans:
     Credit limit balance                  373,221    213,332
     Outstanding principal balance         158,296     88,927

  Term loan originations by property type (including the refinanced portion of the Company's loans) and loans purchased in the secondary market are summarized as follows (in millions):

                                                                   Three months ended
                                                  ----------------------------------------------------
                                                  Mar. 31    Dec. 31    Sept. 30    June 30    Mar. 31
Originations:                                      1998        1997       1997        1997      1997
                                                  -------    -------    --------    -------    -------
 Permanent Loans:
   Single-family 1-4 units                         $  360       $311        $275     $  245       $141
   Multi-family 5-36 units                              3          5           4          4          4
   Multi-family 37 or more units                       --         --          --          7         --
   Non-residential                                      5         --           4          3          1
   Land                                                --          6          --         --         --
 Commercial loans                                      10         21          16         17          5
 Consumer loans                                         4          2           3          3          3
                                                  -------    -------    --------    -------    -------
   Total Originations                                 382        345         302        279        154

Secondary Market Purchases (1-4 units):
 Adjustable-rate                                      116        147         306        294        214
 Fixed-rate                                           548         --         297        502        324
                                                  -------    -------    --------    -------    -------
   Total Purchases                                    664        147         603        796        538
                                                  -------    -------    --------    -------    -------
                                                   $1,046       $492        $905     $1,075       $692
                                                  =======    =======    ========    =======    =======

  Term loan originations for the three months ended March 31, 1998 increased by $37 million or 11%, to $382 million, as compared to the quarter ended December 31, 1997, and increased by $228 million or 148%, as compared to the same quarter last year. Loans refinanced totaled $133 million, or 35% of total originations, for the three months ended March 31, 1998, compared to $70.3 million, or 20% of total originations, for the quarter ended December 31, 1997. Loans refinanced totaled $20.2 million, or 13% of total originations, for the three months ended March 31, 1997.

  Term loan originations for the three months ended March 31, 1998 increased primarily due to an increase in fixed-rate mortgage lending resulting from a decline in long term interest rates and an improvement in the California housing market. Fixed-rate originations were 82% of total originations in the current quarter, compared to 65% and 47%, respectively, in the December 1997 and March 1997 quarters. See Exhibit 99C for loan originations by note type, including refinanced portion, for the past five quarters.

  Multi-family residential and non-residential real estate loans have primarily been made to finance the disposition of REO and real estate held for sale or investment ("REI") properties or to refinance maturing loans.

NON-PERFORMING ASSETS ("NPAs") AND RESTRUCTURED LOANS

  The following table summarizes the Company's NPAs and restructured loans at the dates indicated (dollars in thousands):

                                       March 31, 1998                    June 30, 1997
                                   ----------------------           ---------------------
                                                   % of                             % of
                                    Dollar          Total            Dollar         Total
                                    Amount         Assets            Amount        Assets
                                   --------        ------           --------       ------
   Non-accrual loans               $102,788          0.65%          $140,295         0.86%
   REO and other assets              34,848          0.21%            64,663         0.40%
                                   --------        ------           --------       ------
   Total NPAs                      $137,636          0.86%          $204,958         1.26%
                                   ========        ======           ========       ======
   Restructured loans              $ 20,123          0.13%          $ 31,064         0.19%
                                   ========        ======           ========       ======

  The following table summarizes NPA and restructured loan activity during the first nine months of fiscal 1998 (in thousands):

                                                JUNE 30,                                                       PAYOFFS/    MAR. 31,
                                                  1997                   FORE-       WRITE-        REIN-        SALES/       1998
                                                 BALANCE   ADDITIONS    CLOSURES      DOWNS     STATEMENTS      OTHER       BALANCE
                                               -------------------------------------------------------------------------------------

NON-ACCRUAL LOANS:
    Single-family 1-4 units                     $ 82,989    $105,379    $(53,146)    $     -      $(38,505)   $ (23,042)    $ 73,675
    Multi-family 5-36 units                       21,087      17,669     (16,513)       (495)       (4,151)      (9,266)       8,331
    Multi-family 37 or more units                  3,121          93           -           -             -       (1,213)       2,001
    Non-residential                               30,672      16,022      (6,119)     (2,740)       (2,561)     (19,323)      15,951
    Commercial                                       859       7,821           -         (88)       (4,164)      (2,680)       1,748
    Consumer                                       1,567         364           -         (15)           (4)        (830)       1,082
                                               -------------------------------------------------------------------------------------
      Total                                     $140,295    $147,348    $(75,778)    $(3,338)     $(49,385)   $ (56,354)    $102,788
                                               =====================================================================================

REO AND OTHER ASSETS:
    Single-family 1-4 units                     $ 34,116    $  3,758    $ 42,573     $  (818)     $      -    $ (55,060)    $ 24,569
    Multi-family 5-36 units                        8,414       1,323      12,568        (674)            -      (16,092)       5,539
    Multi-family 37 or more units                  1,933           -           -           -             -       (1,933)           -
    Non-residential                               20,169         152       6,038      (1,104)            -      (20,515)       4,740
    Consumer                                          31           -           -           -             -          (31)           -
                                               -------------------------------------------------------------------------------------
      Total                                     $ 64,663    $  5,233    $ 61,179     $(2,596)     $      -    $ (93,631)    $ 34,848
                                               =====================================================================================

TOTAL NPAs:
    Single-family 1-4 units                     $117,105    $109,137    $(10,573)    $  (818)     $(38,505)   $ (78,102)    $ 98,244
    Multi-family 5-36 units                       29,501      18,992      (3,945)     (1,169)       (4,151)     (25,358)      13,870
    Multi-family 37 or more units                  5,054          93           -           -             -       (3,146)       2,001
    Non-residential                               50,841      16,174         (81)     (3,844)       (2,561)     (39,838)      20,691
    Commercial                                       859       7,821           -         (88)       (4,164)      (2,680)       1,748
    Consumer                                       1,598         364           -         (15)           (4)        (861)       1,082
                                               -------------------------------------------------------------------------------------
      Total                                     $204,958    $152,581    $(14,599)    $(5,934)     $(49,385)   $(149,985)    $137,636
                                               =====================================================================================

RESTRUCTURED LOANS:
    Single-family 1-4 units                     $  2,168    $    828    $      -     $     -      $      -    $  (1,243)    $  1,753
    Multi-family 5-36 units                        3,676       3,353           -           -             -       (1,374)       5,655
    Multi-family 37 or more units                 18,331       3,114           -           -             -      (16,225)       5,220
    Non-residential                                6,889         751           -           -             -         (145)       7,495
                                               -------------------------------------------------------------------------------------
      Total                                     $ 31,064    $  8,046    $      -     $     -      $      -    $ (18,987)    $ 20,123
                                               =====================================================================================

  The $67.3 million, or 32.8%, decrease in NPAs for the nine months ended March 31, 1998 reflects $93.6 million in sales of REO through the Company's regular liquidation process, $56.4 million in non-accrual loans being sold or paid off and $49.4 million in non-accrual loans being reinstated to accrual status, partially offset by NPA additions of $152.6 million. For the nine months ended March 31, 1998, 71.5% of NPA additions were loans secured by, and REO consisting of, single-family residences. During October 1997, the Company's largest non-accrual loan in the amount of $11.3 million, secured by a shopping center, paid off, and the largest REO in the amount of $13.4 million, consisting of land acquired for development, was sold, for a combined reduction in NPAs of $24.7 million.

  The $10.9 million decrease in restructured loans for the nine months ended March 31, 1998 was primarily due to the payoff in November 1997 of the Company's largest restructured loan in the amount of $16.1 million, partially offset by $8.0 million of new restructured loans transferred from non-accrual status.

  The table in Exhibit 99E presents the Company's gross loan portfolio, NPAs and restructured loans by property type as of March 31, 1998. The table in Exhibit 99G summarizes the activity in the Company's NPAs for the past five quarters.

  Total delinquent loans decreased during the nine months ended March 31, 1998 by $27.3 million, or 12.7%, to $188.0 million. This change was primarily related to the single family residential and multi-family residential loan portfolios. Delinquent loans in the single-family portfolio declined by $14.9 million, or 10.2%, to $131.3 million. Delinquent loans in the multi-family portfolio decreased by $12.5 million, or 40.4%, to $18.5 million. At March 31, 1998, single-family and multi-family loans comprised approximately 70% and 10%, respectively, of total delinquent loans. Partially offsetting the reduction in delinquent loans relating to the single-family and multi-family loan portfolios was an increase in delinquent loans in the non-residential loan portfolio of $2.4 million, or 8.6%, to $30.9 million. At March 31, 1998, non-residential loans comprised 16.4% of total delinquent loans.

ALLOWANCE FOR LOAN LOSSES

  The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience, industry experience and asset classifications. The Company's asset classification process, in accordance with applicable regulations, provides for the classification of assets into the categories of satisfactory, special mention, substandard, doubtful or loss. The allowance for loan losses is adjusted quarterly to reflect management's current assessment of the effect of these considerations on estimated inherent loan losses. While management uses all information available to it to estimate inherent losses on loans, future changes to the allowance may become necessary based on changes in loan performance, economic and market conditions. Various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make changes to the allowance based on their judgments and the information available to them at the time of their examination.

  The following table sets forth the allocation of Golden State's allowance for loan losses at March 31, 1998 and June 30, 1997 by property type (dollars in thousands):

                                                 March 31, 1998                                   June 30, 1997
                                    ------------------------------------------      ------------------------------------------
                                                      Gross         Percent of                        Gross         Percent of
                                                      Loan           Allowance                        Loan           Allowance
                                                    Portfolio         to Loan                       Portfolio         to Loan
                                    Allowance        Balance          Balance       Allowance        Balance          Balance
                                    ---------      -----------      ----------      ---------      -----------      ----------
 Single-family 1-4 units             $ 42,966      $ 8,902,036         0.48%         $ 52,579      $ 8,821,828         0.60%
 Multi-family:
  5-36 units                           32,830        1,407,887          2.33           43,852        1,477,549          2.97
  37 or more units                     14,196          312,143          4.55           16,496          345,052          4.78
Non-residential                        28,406          983,954          2.89           35,280        1,207,013          2.92
Commercial                             10,284          258,821          3.97            7,552          160,061          4.72
Consumer                               17,700          137,803         12.84            8,000          120,685          6.63
                                    ---------      -----------                      ---------      -----------
                                     $146,382      $12,002,644         1.22%         $163,759      $12,132,188         1.35%
                                    =========      ===========                      =========      ===========

  The allocation of the allowance to the above categories is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. The reallocation of the allowance among the different portfolios (see tables below) reflects management's current assessment of the shifting of the relative risks of loss inherent in the different portfolios.

  Specific valuation allowances for impaired loans totaled $11.0 million and $14.0 million at March 31, 1998 and June 30, 1997, respectively, and are included in the allowance for loan losses. Specific valuation allowances are provided when management determines that, for a specific loan, default appears probable and the amount of the expected loss is measurable. The balances of impaired loans with related specific valuation allowances at March 31, 1998 and June 30, 1997 totaled $41.4 million and $78.7 million, respectively. Those impaired loans without related specific valuation allowances at March 31, 1998 and June 30, 1997 totaled $52.9 million and $64.1 million, respectively.

  The allowance for loan losses declined by $17.4 million, to $146.4 million, in the first nine months of fiscal 1998. The decrease in the allowance during this period reflects improving NPA and delinquency trends, reduced levels of charge-offs, a reduced number of high-risk, large, and multiple loan borrower relationships and an overall improvement in the performance of the total loan portfolio. The improvement in credit quality was significant, reflecting the lowest level of NPAs since fiscal 1988, and the lowest level of charge-offs since March 1989. The increase in the allowance allocation to consumer loans reflects growth in that portfolio and in the outstanding commitments on consumer lines of credit, and the Company's limited experience to date in managing the credit performance of this new line of business. The ratios of allowance to non-accrual loans and total gross loans at March 31, 1998 were 142.4% and 1.2%, respectively, compared to 116.7% and 1.4%, respectively, at June 30, 1997.

  A summary of activity in the allowance for loan losses by property type during the first nine months of fiscal 1998 is as follows (in thousands):

                             Balance                                                          Balance
                             June 30,        Provision          Charge-                      March 31,
                               1997        (Reallocation)         offs        Recoveries       1998
                             --------      -------------        --------      ----------     ---------
 Single-family 1-4 units     $ 52,579            $  (459)       $ (9,385)         $  231      $ 42,966
 Multi-family:
  5-36 units                   43,852             (5,563)         (5,459)              -        32,830
  37 or more units             16,496             (2,038)           (548)            286        14,196
Non-residential                35,280             (3,439)         (4,183)            748        28,406
Commercial                      7,552                377          (1,797)          4,152        10,284
Consumer                        8,000             11,539          (2,490)            651        17,700
                             --------            -------        --------          ------      --------
                             $163,759            $   417        $(23,862)         $6,068      $146,382
                             ========            =======        ========          ======      ========

  A summary of activity in the allowance for loan losses by property type during the first nine months of fiscal 1997 is as follows (in thousands):

                             Balance                                                           Acquisition of       Balance
                             June 30,        Provision          Charge-                          OneCentral        March 31,
                              1996         (Reallocation)         offs         Recoveries           Bank             1997
                             --------      --------------       --------       ----------      --------------      ---------
 Single-family 1-4 units     $ 56,833            $17,464        $(22,044)          $  112              $    -       $ 52,365
 Multi-family:
  5-36 units                   48,628              4,727          (8,448)              14                   -         44,921
  37 or more units             26,062             (1,197)         (5,189)             170                   -         19,846
Non-residential                47,260                619         (10,435)           1,124                   -         38,568
Commercial                      4,699             (5,717)            (58)           3,323               1,030          3,277
Consumer                        3,274              5,430          (2,473)             736                   -          6,967
                             --------            -------        --------           ------              ------       --------
                             $186,756            $21,326        $(48,647)          $5,479              $1,030       $165,944
                             ========            =======        ========           ======              ======       ========

  The provision for loan losses declined by $20.9 million, to $0.4 million, in the nine months ended March 31, 1998, compared to the same period last year, reflecting management's assessment that there is a decreased risk of loss inherent in the loan portfolio, as evidenced by decreases in NPAs and delinquent loans. The negative balances shown in the "Provision/(Reallocation)" column in the above tables represent the reallocation of the allowance among the different portfolios and reflects management's current assessment of the shifting of the relative risks of loss inherent in the different portfolios.

  If the recent economic improvements in the Company's principal market areas do not continue, the Company's loans could be adversely impacted, resulting in increases in NPAs and higher charge-offs. Such increases could require a larger allowance for loan losses and could reduce net earnings.

MORTGAGE LOAN SERVICING ACTIVITIES

  Golden State services mortgage loans for other loan investors in exchange for servicing fees. The Company enters into agreements to service loans for others primarily through the purchase of servicing rights from other servicers, and to a lesser extent, through the sale of loans it has originated while retaining the right to service the loans.

  Mortgage servicing assets ("MSA") decreased by $36.6 million, to $247.9 million, during the nine months ended March 31, 1998, due to the amortization of MSA of $36.6 million. No servicing rights were purchased during the nine months ended March 31, 1998. During fiscal 1997, the Company purchased servicing rights relating to $17.2 billion of loans for $187.3 million, which included servicing rights relating to $11.5 billion of predominantly fixed-rate mortgage loans purchased for $112.8 million in the fourth quarter of fiscal 1997.

  The valuation of mortgage servicing is significantly impacted by market prepayment expectations of the loans underlying the MSA. If prepayment expectations increase from the levels as of March 31, 1998, recognition of valuation allowances relating to the value of the Company's MSA and acceleration of the rate of amortization of the asset may be necessary, depending upon the frequency and magnitude of such increases. A decrease in long-term interest rates in the range of 50 to 100 basis points from the March 31, 1998 levels could result in impairment to the Company's MSA (before the recorded valuation allowance of $8.6 million at March 31, 1998) in the range of $28 million to $63 million. If interest rates continue to decline or remain at current levels for a protracted period of time, the resulting higher actual and expected prepayments could have an adverse impact on the Company's quarterly operating results.

  The following table summarizes the Company's mortgage loan servicing portfolio:

                                                     March 31,        June 30,
                                                       1998             1997
                                                     --------         --------
Principal balance (in billions)                      $   26.4         $   29.6
Number of loans                                       218,977          240,629
Weighted average interest rate                           7.63%            7.66%
Weighted average service fee (in basis points)           31.9             32.1
Weighted average remaining term (in months)               275              310
Percent delinquent 30 days or more                       1.03%            1.11%


LIABILITY COMPOSITION

  The Company's ratios of deposits and borrowings to total interest-earning liabilities were 67% and 33%, respectively, at March 31, 1998, compared to ratios of 63% and 37%, respectively, at June 30, 1997. The Company continues to emphasize the attraction of retail deposits, especially low-cost demand deposits. The ratio of deposits to borrowings is, from time to time, impacted by the Company's ability to fund asset growth with concurrent growth in retail deposits. However, the Company expects to replace borrowings with retail deposits over time through a combination of retail sales efforts and acquisitions of deposits. See the deposit composition table following for additional information.

DEPOSITS

  The Company uses retail deposits as its core source of funds for lending and asset purchase purposes and as a customer base for providing additional financial services. The Company's total deposits increased by $336.0 million, to $9.7 billion, in the first nine months of fiscal 1998.

  Golden State's deposit composition at March 31, 1998 and June 30, 1997 was as follows (dollars in thousands):

                                                 March 31, 1998            June 30, 1997
                                              --------------------      -------------------
                                                              % of                     % of
                                                Balance      Total        Balance     Total
                                              ----------     -----      ----------    -----
   Checking                                   $1,705,459      17.6%     $1,198,011     12.8%
   Savings                                       429,398       4.4         452,225      4.8
   Money market                                2,196,104      22.7       2,119,553     22.7
                                              ----------     -----      ----------   ------
          Total daily access                   4,330,961      44.7       3,769,789     40.3
                                              ----------     -----      ----------   ------
   Short-term certificates (1 year or less)    2,615,983      27.0       2,703,538     28.9
   Long-term certificates (over 1 year)        2,494,327      25.7       2,700,906     28.9
   Jumbo and brokered certificates               251,603       2.6         182,676      1.9
                                              ----------     -----      ----------   ------
          Total certificates                   5,361,913      55.3       5,587,120     59.7
                                              ----------     -----      ----------   ------
          Total deposits                      $9,692,874     100.0%     $9,356,909    100.0%
                                              ==========     =====      ==========   ======

  Checking accounts increased by $507.4 million, or 42%, to $1.7 billion, during the first nine months of fiscal 1998. The increase was comprised of a $211.3 million increase in retail and business checking accounts and a $296.1 million increase in custodial checking accounts to which borrower payments on loans serviced by the Company are deposited prior to disbursement to investors, taxing authorities or insurance companies. Jumbo and brokered certificates of deposit increased by $68.9 million, or 38%, to $251.6 million, during the first nine months of fiscal 1998, primarily due to the addition of $100 million of savings accounts from the State of California.

BORROWINGS

  Total borrowings decreased by $743.4 million, to $4.8 billion, during the nine months ended March 31, 1998. Securities sold under agreements to repurchase of $768.7 million at June 30, 1997 matured during the nine months ended March 31, 1998. Borrowings from the Federal Home Loan Bank ("FHLB") increased by $36.0 million, to $4.8 billion at March 31, 1998. Adjustable-rate FHLB borrowings decreased by $304 million, to $2.6 billion during the nine months ended March 31, 1998, while fixed-rate FHLB borrowings of $2.2 billion increased $340 million from the level at June 30, 1997 of $1.9 billion. All of the $10.5 million outstanding subordinated debentures at June 30, 1997 were redeemed on September 16, 1997 at a redemption price equal to 100% of the principal amount together with accrued and unpaid interest from March 15, 1997 to the redemption date. Borrowings as of March 31, 1998 which are due within one year totaled $3.5 billion and included $400 million of five-year FHLB borrowings funded in March 1998 with a weighted average interest rate of 5.13% that is fixed for one year, after which period the FHLB can call the advance and offer replacement funding at the then current market rate. Borrowings as of June 30, 1997 that were due within one year totaled $4.2 billion. See "Liquidity and Asset and Liability Management--Asset and Liability Management" below for additional discussion of the Company's borrowings.

STOCKHOLDERS' EQUITY

  Stockholders' equity increased by $102.8 million, to $1.1 billion, during the nine months ended March 31, 1998, primarily due to net earnings of $89.4 million, income tax benefits of $12.6 million relating to the exercise of stock options, proceeds of $9.1 million received from the issuance of common stock related to the exercise of stock options, partially offset by dividends declared of $7.6 million on the Company's preferred stock and a $0.8 million increase in the net unrealized loss recorded on the portfolio of debt and equity securities available for sale.

REGULATORY CAPITAL

  The following table compares Glendale Federal Bank's regulatory capital at March 31, 1998 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                    Capital at          As a %         Capital          As a %          Excess
                                                  Mar. 31, 1998       of Assets       Required        of Assets         Capital
                                                  -------------       ---------       --------        ---------         -------
Glendale Federal Bank's capital in
     accordance with generally accepted
     accounting principles                           $1,090,967
Adjustments for tangible and core capital:
     Net unrealized holding loss on
          available for sale securities                   2,005
     Goodwill and other intangible assets               (92,510)
     Disallowed mortgage servicing                       (3,361)
     Disallowed capitalized software                    (10,505)
     Investments in and advances to
          non-includable subsidiaries                      (162)
                                                     ----------
Total tangible capital                               $  986,434            6.24%       $237,305            1.50%        $749,129
Adjustment for core capital                                   -
                                                     ----------
Total core capital                                   $  986,434            6.24%       $474,609*           3.00%*       $511,825*

Adjustments for risk-based capital:
     Allowance for general loan losses **               109,937
     Equity risk investments required
          to be deducted                                 (9,081)

Low level recourse deduction                            (10,982)
                                                     ----------
Total risk-based capital                             $1,076,308           12.27%       $701,561*           8.00%*       $374,747*
                                                     ==========

--------------------------------
* Under the standards for "well capitalized" institutions established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the corresponding amounts for core capital are $791,015, 5.00% and $195,419, respectively, and the corresponding amounts for risk-based capital are $876,951, 10.00% and $199,357, respectively.

** Limited to 1.25% of risk-weighted assets.


                  LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

LIQUIDITY

  The Company's primary sources of funds consist of retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities and sales of assets under agreements to repurchase. The Company also obtains funds from its operations. Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan and mortgage-backed security prepayments and deposit flows may vary widely in reaction to market conditions, primarily prevailing interest rates. As a measure of protection against these uncertainties, the Company generally has back-up sources of funds available to it. At March 31, 1998, funds estimated to be available from these sources totaled approximately $4.4 billion and consisted primarily of funds from the repurchase agreement markets.

  During the nine months ended March 31, 1998, the Company experienced a net cash outflow from financing activities of $405.4 million, primarily due to the maturities of securities sold under agreements to repurchase of $768.7 million, partially offset by an increase in deposits of $336.0 million. The Company's investing activities during the period resulted in a net cash inflow of $149.7 million, principally due to principal payments on loans and mortgage-backed securities of $2.4 billion, partially offset by purchases of loans and mortgage-backed securities totaling $1.8 billion, and term loan originations of $459.2 million. The Company experienced positive cash flows from operating activities during the period of $206.2 million.

  During March 1998, the Company's average liquidity ratio was 6.87%. The current minimum regulatory requirement for this ratio is 4%.

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

  One of the Company's primary financial objectives is to manage the interest rate risk inherent in its business. The one-year GAP represents the estimated difference between the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within one year, based on assumptions as to the expected repayment of assets and liabilities. In its management of interest rate risk, the Company relies primarily on various dynamic measures of determining its interest rate risk position in addition to the static one-year GAP position. Foremost among these measures is the Company's analysis of the sensitivity of its earnings forecast to various interest rate and business strategy scenarios. The interest rate sensitivity of the Company's assets and liabilities could vary substantially if actual experience differs from the assumptions used. The Maturity and Rate Sensitivity Analysis table in Exhibit 99A sets forth the projected maturities, based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), of the Company's major asset and liability categories as of March 31, 1998.

  The following table is a summary of Golden State's one-year GAP at the dates indicated (dollars in millions):

                                                                             Mar. 31,       June 30,
                                                                               1998           1997
                                                                             --------       --------
 Interest-earning assets maturing or repricing within one year               $10,217         $11,640
 Interest-bearing liabilities maturing or repricing within one year            9,244           9,282
                                                                             -------        --------
 One-year maturity GAP                                                       $   973         $ 2,358
                                                                             -------        --------
 One-year maturity GAP as a percent of total assets                              6.1%           14.5%
                                                                             =======        ========

  The $1.4 billion decrease in the one-year GAP during the first nine months of fiscal 1998 was due to a corresponding decrease in interest-earning assets maturing or repricing within one year. Interest-bearing liabilities maturing or repricing within one year remained virtually unchanged from the level at June 30, 1997. The decrease of $1.4 billion in one-year assets was principally due to decreases of $1.1 billion and $229 million in single-family residential loans and multi-family and non-residential loans, respectively, that mature or reprice within one year. Declining interest rates resulted in higher prepayments of adjustable-rate single-family residential loans, primarily of loans with adjustable rates tied to a treasury index. Assets repricing beyond one year increased by $1.2 billion due to the purchase of $845 million of fixed-rate loans in the secondary market, and to fixed-rate single-family loan originations of $716 million, of which $185 million were sold during the first nine months of fiscal 1998. The decrease of $38 million in one-year liabilities was due to the maturity of $769 million of securities sold under agreements to repurchase, partially offset by increases of $528 million in certificates of deposit, $96 million in FHLB borrowings and $86 million in checking accounts that mature or reprice within one year.

  A positive one-year GAP tends, in general, to assist the Company in rising interest rate markets. However, the Company remains subject to possible interest rate spread compression, which would adversely impact the Company's net interest income, if interest rates rise. This is primarily due to the lag in the repricing of the indices to which the Company's adjustable-rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and periodic interest rate caps on such adjustable-rate loans and mortgage-backed securities, and to an increase in the cost of the Company's liabilities which are subject to monthly repricing. The amount of such interest rate spread compression would depend upon the frequency, severity and duration of such interest rate fluctuations.

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

  The following tables present the Company's gross loan portfolio, including loans owned and serviced by the Company and loans owned and serviced by others, and the Company's gross mortgage-backed securities portfolio (before adjustment for any unrealized gain or loss on mortgage-backed securities available for sale) by note type and the distribution of adjustable-rate loans and mortgage-backed securities among the major underlying indices at the dates indicated (dollars in millions):

                                                                                    MARCH 31, 1998
                                                          -----------------------------------------------------------------
                                                            LOANS            LOANS
                                                          OWNED AND      OWNED BY BANK     MORTGAGE-
                                                           SERVICED       AND SERVICED       BACKED                 PERCENT
                                                           BY BANK         BY OTHERS       SECURITIES    TOTAL     OF TOTAL
                                                          -----------------------------------------------------------------
Adjustable:
  6-month Treasury Bills..............................       $  285          $   24         $  351     $   660         5%
  1-Year Treasury Bills (1)...........................        2,261           1,823          1,106       5,190        37
  11th District Cost of Funds.........................        3,176              65            115       3,356        24
  Prime...............................................          378              --              6         384         3
  Other...............................................          104               7             90         201         1
                                                             ------          ------         ------     -------       ---
                                                              6,204           1,919          1,668       9,791        70
Fixed.................................................        1,371           2,509            487       4,367        30
                                                             ------          ------         ------     -------       ---
Total.................................................       $7,575          $4,428         $2,155     $14,158       100%
                                                             ======          ======         ======     =======       ===

                                                                                    JUNE 30, 1997
                                                          -----------------------------------------------------------------
                                                            LOANS            LOANS
                                                          OWNED AND      OWNED BY BANK     MORTGAGE-
                                                           SERVICED       AND SERVICED       BACKED                 PERCENT
                                                           BY BANK         BY OTHERS       SECURITIES    TOTAL     OF TOTAL
                                                          -----------------------------------------------------------------
Adjustable:
  6-month Treasury Bills..............................       $  328          $   32         $  411     $   771         5%
  1-Year Treasury Bills (1)...........................        2,452           2,135          1,285       5,872        41
  11th District Cost of Funds.........................        3,551              71            131       3,753        26
  Prime...............................................          288              --              8         296         2
  Other...............................................          115               7            117         239         2
                                                             ------          ------         ------     -------       ---
                                                              6,734           2,245          1,952      10,931        76
Fixed.................................................        1,070           2,083            297       3,450        24
                                                             ------          ------         ------     -------       ---
Total.................................................       $7,804          $4,328         $2,249     $14,381       100%
                                                             ======          ======         ======     =======       ===

________________

(1) Includes $1.4 billion at March 31, 1998 and $1.3 billion at June 30, 1997, respectively, of loans and mortgage-backed securities with interest rates that are fixed for three to five years and then convert to adjustable rates for the remainder of the loan term.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  The following table sets forth the Company's average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense incurred thereon and the resulting average yield-cost ratios for the periods indicated (dollars in thousands):

                                                                                Three months ended March 31
                                                            ----------------------------------------------------------------
                                                                           1998                              1997
                                                            ------------------------------   -------------------------------
                                                                         Interest  Average                 Interest  Average
                                                              Average     Income/   Yield/    Average      Income/   Yield/
                                                             Balances     Expense    Cost     Balances     Expense    Cost
                                                            -----------  -----------------   -------------------------------
Interest-earning Assets:
   Loans receivable, net                                    $11,775,696  $225,950     7.68%  $11,234,078   $213,675     7.61%
                                                            -----------  --------            -----------   --------
   Mortgage-backed securities, held to maturity               1,024,937    17,478     6.82%      N/A         N/A        N/A
   Mortgage-backed securities, available for sale             1,244,221    19,110     6.14%      N/A         N/A        N/A
                                                            -----------  --------            -----------   --------
         Total mortgage-backed securities, net/1/             2,269,158    36,588     6.45%    2,302,605     38,184     6.63%
                                                            -----------  --------            -----------   --------
               Total loans and mortgage-backed
                 securities                                  14,044,854   262,538     7.48%   13,536,683    251,859     7.44%
                                                            -----------  --------            -----------   --------
   Federal funds sold and assets purchased
      under resale agreements                                   690,722     9,799     5.75%      734,935     10,049     5.55%
                                                            -----------  --------            -----------   --------
   Other debt and equity securities available
     for sale                                                    23,758       317     5.42%      N/A         N/A        N/A
   Other investments                                            277,761     3,909     5.71%      N/A         N/A        N/A
                                                            -----------  --------            -----------   --------
          Total other investments/1/                            301,519     4,226     5.68%      284,689      6,447     9.18%
                                                            -----------  --------            -----------   --------
               Total investments                                992,241    14,025     5.73%    1,019,624     16,496     6.56%
                                                            -----------  --------            -----------   --------

      Total interest-earning assets                         $15,037,095  $276,563     7.36%  $14,556,307   $268,355     7.37%
                                                            ===========  ========            ===========   ========

Interest-bearing Liabilities:
   Non-interest-bearing demand deposits                     $ 1,081,714  $     --     0.00%  $   552,457   $     --     0.00%
   Interest-bearing demand deposits                             455,676     1,124     1.00%      407,670      1,005     1.00%
   Savings deposits                                             429,733     2,119     2.00%      446,636      2,368     2.15%
   Money market deposits                                      2,210,019    21,596     3.96%    2,009,632     21,839     4.41%
                                                            -----------  --------            -----------   --------
           Total daily access                                 4,177,142    24,839     2.41%    3,416,395     25,212     2.99%
   Certificates                                               5,388,375    72,894     5.49%    5,579,486     75,470     5.49%
                                                            -----------  --------            -----------   --------
               Total deposits                                 9,565,517    97,733     4.14%    8,995,881    100,682     4.54%
                                                            -----------  --------            -----------   --------
   Securities sold under agreements to
      repurchase                                                527,983     7,515     5.77%       61,139        837     5.55%
   Federal Home Loan Bank and other
      borrowings                                              4,492,218    63,657     5.75%    5,038,946     70,315     5.66%
                                                            -----------  --------            -----------   --------
               Total borrowings                               5,020,201    71,172     5.75%    5,100,085     71,152     5.66%
                                                            -----------  --------            -----------   --------

      Total interest-bearing liabilities                    $14,585,718  $168,905     4.70%  $14,095,966   $171,834     4.94%
                                                            ===========  ========            ===========   ========

Difference between average interest-earning
   assets and interest-bearing liabilities                  $   451,377                      $   460,341
                                                            ===========                      ===========
Net interest income                                                      $107,658                          $ 96,521
                                                                         ========                          ========
Yield-cost spread                                                                     2.66%                             2.43%
                                                                                      ====                              ====
Effective net spread/2/                                                               2.80%                             2.59%
                                                                                      ====                              ====

_______________
/1/Prior to fiscal 1998, the Company aggregated income from all securities (held to maturity and available for sale).
/2/Annualized net interest income divided by average interest-earning assets.

  The following table sets forth the Company's average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense incurred thereon and the resulting average yield-cost ratios for the periods indicated (dollars in thousands):

                                                                                 Nine months ended March 31
                                                            ----------------------------------------------------------------
                                                                           1998                              1997
                                                            ------------------------------   -------------------------------
                                                                         Interest  Average                 Interest  Average
                                                              Average     Income/   Yield/    Average      Income/   Yield/
                                                             Balances     Expense    Cost     Balances     Expense    Cost
                                                            -----------  -----------------   -------------------------------
Interest-earning Assets:
   Loans receivable, net                                    $12,035,306  $694,448     7.69%  $11,217,359   $638,677     7.59%
                                                            -----------  --------            -----------   --------
   Mortgage-backed securities, held to maturity               1,082,409    55,302     6.81%       N/A         N/A       N/A
   Mortgage-backed securities, available for sale             1,204,448    57,383     6.35%       N/A         N/A       N/A
                                                            -----------  --------            -----------   --------
         Total mortgage-backed securities, net/1/             2,286,857   112,685     6.57%    2,245,328    111,985     6.65%
                                                            -----------  --------            -----------   --------

               Total loans and mortgage-backed
                 securities                                  14,322,163   807,133     7.51%   13,462,687    750,662     7.43%
                                                            -----------  --------            -----------   --------
   Federal funds sold and assets purchased
      under resale agreements                                   647,358    28,172     5.80%      676,426     28,110     5.54%
                                                            -----------  --------            -----------   --------
   Other debt and equity securities available
     for sale                                                    24,653       992     5.36%    N/A         N/A          N/A
   Other investments                                            273,924    16,585     8.07%    N/A         N/A          N/A
                                                            -----------  --------            -----------   --------
          Total other investments/1/                            298,577    17,577     7.84%      259,205     17,837     9.17%
                                                            -----------  --------            -----------   --------
               Total investments                                945,935    45,749     6.44%      935,631     45,947     6.54%
                                                            -----------  --------            -----------   --------

      Total interest-earning assets                         $15,268,098  $852,882     7.45%  $14,398,318   $796,609     7.38%
                                                            ===========  ========            ===========   ========

Interest-bearing Liabilities:
   Non-interest-bearing demand deposits                     $   972,319  $     --     0.00%  $   504,609   $     --     0.00%
   Interest-bearing demand deposits                             444,776     3,339     1.00%      401,928      3,072     1.02%
   Savings deposits                                             438,559     6,836     2.08%      461,031      7,441     2.15%
   Money market deposits                                      2,179,692    67,306     4.11%    1,875,589     62,156     4.42%
                                                            -----------  --------            -----------   --------
           Total daily access                                 4,035,346    77,481     2.56%    3,243,157     72,669     2.98%
   Certificates                                               5,443,136   223,472     5.47%    5,627,584    231,337     5.48%
                                                            -----------  --------            -----------   --------
               Total deposits                                 9,478,482   300,953     4.23%    8,870,741    304,006     4.57%
                                                            -----------  --------            -----------   --------
   Securities sold under agreements to
      repurchase                                                848,157    36,260     5.69%      336,646     13,904     5.50%
   Federal Home Loan Bank and other
      borrowings                                              4,534,646   195,186     5.73%    4,679,331    199,583     5.68%
                                                            -----------  --------            -----------   --------

              Total borrowings                                5,382,803   231,446     5.73%    5,015,977    213,487     5.67%
                                                            -----------  --------            -----------   --------

      Total interest-bearing liabilities                    $14,861,285  $532,399     4.77%  $13,886,718   $517,493     4.96%
                                                            ===========  ========            ===========   ========
Difference between average interest-earning
   assets and interest-bearing liabilities                  $   406,813                      $   511,600
                                                            ===========                      ===========
Net interest income                                                      $320,483                          $279,116
                                                                         ========                          ========
Yield-cost spread                                                                     2.68%                             2.42%
                                                                                      ====                              ====
Effective net spread/2/                                                               2.80%                             2.59%
                                                                                      ====                              ====

_______________
/1/Prior to fiscal 1998, the Company aggregated income from all securities (held to maturity and available for sale).
/2/Annualized net interest income divided by average interest-earning assets.

  The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate fluctuations (change in rate multiplied by prior period average balance) and volume fluctuations (change in average balance multiplied by prior period rate) for the periods indicated (in thousands):

                                                           Three months ended               Nine months ended
                                                                March 31,                       March 31,
                                                              1998 vs. 1997                   1998 vs. 1997
                                                              Changes Due To                  Changes Due To
                                                       ---------------------------    ------------------------------
                                                       Volume      Rate     Total      Volume       Rate       Total
                                                       -------   -------   -------    -------    --------    -------
Interest income:
  Loans receivable, net                                $10,308   $ 1,967   $12,275    $47,236    $  8,535    $55,771
  Mortgage-backed securities, net                         (555)   (1,041)   (1,596)     2,057      (1,357)       700
                                                       -------   -------   -------    -------    --------    -------
      Total loans and mortgage-backed securities         9,753       926    10,679     49,293       7,178     56,471

  Federal funds sold and assets
    purchased under resale agreements                     (608)      358      (250)    (1,231)      1,293         62
 Other investments                                         362    (2,583)   (2,221)     2,515      (2,775)      (260)
                                                       -------   -------   -------    -------    --------    -------
      Total investments                                   (246)   (2,225)   (2,471)     1,284      (1,482)      (198)
                                                       -------   -------   -------    -------    --------    -------
        Total interest income                            9,507    (1,299)    8,208     50,577       5,696     56,273
                                                       -------   -------   -------    -------    --------    -------
Interest expense:
  Deposits - daily access                                5,024    (5,397)     (373)    16,020     (11,208)     4,812
  Deposits - certificates                               (2,576)        -    (2,576)    (7,452)       (413)    (7,865)
                                                       -------   -------   -------    -------    --------    -------
      Total deposits                                     2,448    (5,397)   (2,949)     8,568     (11,621)    (3,053)

  Securities sold under agreements
     to repurchase                                       6,644        34     6,678     21,859         497     22,356
 Federal Home Loan Bank  and other
     borrowings                                         (7,736)    1,078    (6,658)    (6,240)      1,843     (4,397)
                                                       -------   -------   -------    -------    --------    -------
      Total borrowings                                  (1,092)    1,112        20     15,619       2,340     17,959
                                                       -------   -------   -------    -------    --------    -------

      Total interest expense                             1,356    (4,285)   (2,929)    24,187      (9,281)    14,906
                                                       -------   -------   -------    -------    --------    -------
  Net interest income                                  $ 8,151   $ 2,986   $11,137    $26,390    $ 14,977    $41,367
                                                       =======   =======   =======    =======    ========    =======

Note: Non-accrual loans are included in the average balances for the periods;
      however, interest on such loans is not recognized during the periods the loans are non-accrual and is therefore excluded from interest income. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.


  Net interest income increased by $11.1 million and $41.4 million, to $107.7 million and $320.5 million, respectively, for the three and nine months ended March 31, 1998, compared to the same periods last year. This is attributable to increases in average interest-earning assets and to improvement in the yield-cost spread during the current three- and nine-month periods. Average interest-earning assets and average interest-bearing liabilities increased by $480.8 million and $489.8 million, respectively, during the third quarter of fiscal 1998, compared to the same quarter in fiscal 1997. These increases contributed $8.2 million to the increase in net interest income. The yield-cost spread increased by 23 basis points, to 2.66%, in the three months ended March 31, 1998, compared to the same period last year, contributing $3.0 million to the increase in net interest income. The increase in the yield-cost spread was primarily due to a decrease in the Company's cost of funds of 24 basis points, to 4.70%, that was attributable to a 40 basis point decrease in the cost of deposits, partially offset by a 9 basis point increase in the cost of borrowings.

  On a year-to-date basis, volume changes contributed $26.4 million to the increase in net interest income, and were primarily due to increases of $869.8 million and $974.6 million in average interest-earning assets and average interest-bearing liabilities, respectively, which resulted in increased interest income and interest expense of $50.6 million and $24.2 million, respectively. The yield-cost spread increased by 26 basis points, to 2.68%, in the nine months ended March 31, 1998, compared to the same period last year. The increase in the yield-cost spread contributed $15.0 million to the increase in net interest income, and was primarily due to a decrease in the Company's cost of funds of 19 basis points, to 4.77%, and an increase in the yield on its interest-earning assets of 7 basis points, to 7.45%. The decrease in the cost of funds reflects a decline in deposit costs due to a continuing shift in the mix of deposits from higher-cost certificates of deposit to lower-cost checking and other daily access accounts, and to the addition of lower-costing checking and daily access accounts obtained in recent acquisitions.

  The $9 million difference in the growth of interest-earning assets of $480.8 million as compared to the growth in interest-bearing liabilities of $489.8 million during the third quarter of fiscal 1998, and the $105 million difference in the growth of interest-earning assets of $869.8 million as compared to the growth in interest-bearing liabilities of $974.6 million during the nine months ended March 31, 1998, are primarily due to the Company's purchases of mortgage servicing assets in the fourth quarter of fiscal 1997, and goodwill recorded in connection with the TransWorld Bank transaction, both of which are non-interest-earning assets.

  Interest income on loans receivable increased by $12.3 million, to $226.0 million, and by $55.8 million, to $694.4 million, in the three and nine months ended March 31, 1998, respectively, compared to the same periods last year, primarily due to portfolio growth. The average balance of loans receivable, net, increased by $541.6 million, to $11.8 billion, during the quarter ended March 31, 1998, contributing $10.3 million to the increase. The average balance of loans receivable, net, increased by $817.9 million, to $12.0 billion, during the nine months ended March 31, 1998, contributing $47.2 million to the increase. These increases were due to the Company's purchases in the secondary market of $824.1 million of fixed rate loans with a weighted average yield of 8.02% and $767.9 million of adjustable rate loans with a weighted average yield of 7.43% during the last nine months of fiscal 1997. During the current quarter, the Company purchased in the secondary market $548.0 million of fixed-rate loans with a weighted average yield of 7.13%, and $116.3 million of adjustable rate loans with a weighted average yield of 7.24%. During the nine months ended March 31, 1998, the Company purchased in the secondary market $844.5 million of fixed-rate loans with a weighted average yield of 7.31%, and $569.2 million of adjustable rate loans with a weighted average yield of 7.33%. Further contributing to the growth in the loan portfolio was the purchase of $135.8 million in loans with a weighted average yield of 10.26% in the May 1997 TransWorld Bank acquisition. The growth in the loan portfolio was enhanced by increases in portfolio yield of 7 and 10 basis points for the three and nine months ended March 31, 1998, respectively, which contributed $2.0 million and $8.5 million, respectively, to the increase in interest income. The increase in portfolio yield was primarily due to the impact of the aforementioned higher yielding fixed rate purchases in the secondary market during the last nine months of fiscal 1997, the higher yielding loans acquired from TransWorld Bank, and to the favorable effect of a declining level of non-accrual loans.

  The Company does not recognize income on non-accrual loans during the period they are considered non-accrual, while their balances are included in the asset base for yield calculation purposes. The average balances of non-accrual loans in the third quarters of fiscal 1998 and fiscal 1997 were $103.2 million and $152.8 million, respectively. The average balances of non-accrual loans in the first nine months of fiscal 1998 and fiscal 1997 were $119.2 million and $167.4 million, respectively. The impact of non-accrual loans was to reduce the Company's loan yield by 5 and 4 basis points in the three and nine months ended March 31, 1998, versus a reduction in loan yield of 9 and 10 basis points in the three and nine months ended March 31, 1997.

  Interest expense on daily access deposits decreased by $0.4 million, to $24.8 million, and increased by $4.8 million, to $77.5 million, in the three and nine months ended March 31, 1998, compared to the same periods last year. The average balances in daily access accounts increased $0.8 billion during both the three and nine months ended March 31, 1998, compared to the same periods last year. This growth in average balance contributed $5.0 million and $16.0 million, respectively, to the increase in interest expense during the three and nine months ended March 31, 1998. The growth in average daily access account balances was due to internally-developed account growth, the addition of custodial checking accounts in October 1997 arising from the Company's purchase of servicing rights relating to $11.5 billion of mortgage loans in the fourth quarter of fiscal 1997, and the addition of daily access accounts related to acquisitions made in the second half of fiscal 1997. The average cost of daily access accounts declined by 58 and 42 basis points, respectively, for the current quarter and year-to-date periods. The decrease in the average cost of deposits, which contributed $5.4 million and $11.2 million, respectively, to the reduction in interest expenses during the quarter and year-to-date ended March 31, 1998, was due to the generation and acquisition of low cost deposits, consisting primarily of checking accounts.

  Interest expense on certificate accounts decreased by $2.6 million, to $72.9 million, and by $7.9 million, to $223.5 million, in the three and nine months ended March 31, 1998, compared to the same periods last year, due to decreasing average balances. Average balances in certificate accounts during the current quarter and year-to-date periods decreased by $191.1 million and $184.4 million, respectively, due to management's efforts to change the mix of deposits toward daily access accounts. This decrease contributed $2.6 million and $7.5 million, respectively, to the reduction in interest expense on certificate accounts during the corresponding current periods.

  Interest expense on borrowings was essentially unchanged for the three months ended March 31, 1998, compared to the same period a year ago, but increased by $18.0 million, or 8.4%, to $231.4 million in the nine months ended March 31, 1998, compared to the same period in fiscal 1997, primarily due to a corresponding increase of $366.8 million, or 7.3%, in the average balance of borrowings for the current year-to-date period compared to the same period in fiscal 1997. The growth in the average balances of borrowings contributed $15.6 million to the increase in interest expense during the nine months ended March 31, 1998.

  The Company has, in the past, entered into interest rate exchange agreements ("swaps") to reduce the effect of rising interest rates on short-term deposits and FHLB advances, and the effect thereof on interest expense. The Company predominantly paid fixed interest rates and received variable interest rates under its swap contracts. At March 31, 1997, the Company had $200 million in notional principal amount of swaps that matured in April 1997. At March 31, 1998, no swaps were outstanding.

PROVISION FOR LOAN LOSSES

  The Company recorded a net credit for loan losses of $1.6 million during the three months ended March 31, 1998, compared to a provision for loan losses of $6.1 million in the same period last year due to management's assessment that there is a decreased risk of loss inherent in the Company's loan portfolios. During the nine months ended March 31, 1998, the provision for loan losses decreased by $20.9 million, or 98%, to $0.4 million, compared to $21.3 million in the same period last year. The significant reduction in the provision was primarily due to declining NPAs and delinquent loans, lower net charge-offs and management's assessment that there is a decreased risk of loss inherent in the Company's real estate loan portfolio, partially offset by the increased risk of loss inherent in its consumer and business loan portfolios. NPAs at March 31, 1998 totaled $137.6 million, which represents a 39% decline from the $224.8 million of NPAs recorded at March 31, 1997. Net charge-offs to the allowance for loan losses decreased by 51% and 59%, respectively, to $7.4 million and $17.8 million in the three and nine months ended March 31, 1998, compared to $15.2 million and $43.2 million in the same periods in fiscal 1997.

  The ratios of allowance to non-accrual loans and total gross loans at March 31, 1998 were 142.4% and 1.2%, respectively, compared to 116.7% and 1.4%, respectively, at June 30, 1997. The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience, industry experience and asset classifications.

LOAN SERVICING INCOME, NET

  Loan servicing income, net, decreased by $2.4 million, or 28%, to $6.0 million, in the third quarter of fiscal 1998, compared to the same period last year. For the nine months ended March 31, 1998, loan servicing fee income, net, decreased by $2.4 million, or 9%, to $23.1 million, compared to the same period last year. Due to the Company's purchases of servicing rights during fiscal 1997, gross servicing fees earned increased by $2.9 million, or 18%, and $13.4 million, or 28%, to $19.3 million and $60.8 million, respectively, during the three and nine months ended March 31, 1998, compared to the same periods last year. However, the amortization of MSA increased by $5.2 million, or 66% and $15.4 million, or 73%, to $13.0 million and $36.6 million, respectively, during the same periods. The disproportionate increase in the amortization of MSA compared to the servicing fees earned, was primarily due to the servicing fee rates on the purchased servicing rights relating to approximately $11.5 billion of predominantly fixed-rate mortgage loans being less than those associated with a standard fixed-rate package, and to a certain extent, to increased prepayment experience and market prepayment expectations attributable to the decline in interest rates and the flattening of the yield curve. The lower servicing fee rates associated with this purchase are offset, from an overall earnings perspective, by an increase in net interest income. The increase in net interest income results from the reduction in the cost of funds attributable to the Company keeping the custodial deposit balances associated with this servicing during the holding period between collection of borrower payments and remittance to investors, taxing authorities or insurance companies. The Company generally pays interest, at rates dictated by various states' regulations, on borrower funds held for purposes of paying property taxes and hazard insurance premiums. Such rates range up to 5%. The Company does not pay interest on the principal and interest portions of borrower payments that it remits to the investors.

OTHER FEES AND SERVICE CHARGES

  Other fees and service charges increased by $2.8 million, or 19% and $9.0 million, or 22%, to $17.6 million and $50.2 million, respectively, in the three and nine months ended March 31, 1998, compared to the same periods last year. These increases, which reflect the continuing growth in the number of transaction accounts, were due primarily to increases in loan and deposit fee income and income from ATM transactions which totaled $12.9 million and $37.8 million, respectively, for the three and nine months ended March 31, 1998, compared to $9.6 million and $27.4 million for the same periods last year.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased by $9.6 million, or 15%, to $73.0 million in the three months ended March 31, 1998, compared with $63.4 million in the same period last year. General and administrative expenses increased by $21.1 million, or 11%, to $216.5 million in the nine months ended March 31, 1998, compared with $195.4 million in the same period last year. The increase primarily reflected costs associated with the Company's new business lines, franchise growth, recent acquisitions and Year 2000 compliance costs, partially offset by reduced regulatory insurance premiums. Operating expenses directly related to the new business lines, franchise growth and recent acquisitions approximated $7.6 million and $20.5 million, respectively, during the three and nine months ended March 31, 1998, compared with $2.8 million and $6.4 million, respectively, during the same periods last year.

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

  The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 data processing hardware and software failures due to processing errors arising from calculations using the Year 2000 date. Enhancements to the Company's mainframe systems have been implemented with completion of repairs scheduled for November 1998. The Company has initiated renovation of its non-mainframe systems with completion scheduled for December 1998. Expenses related to the Year 2000 enhancements amounted to $2.6 million and $5.0 million, respectively, during the three and nine months ended March 31, 1998. The Company expects to incur approximately $37 million on this project, including $2 million to $3 million on software and hardware expenditures, on its program to modify, redevelop or replace its computer applications to try to make them "Year 2000" compliant. It is anticipated that expenditures may total $7 million and $24 million, for the fourth quarter of fiscal 1998 and for the entire 1999 fiscal year, respectively. While the Company believes it is doing everything technologically possible to assure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requesting its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. Year 2000 compliance failures could result in additional expense to the Company.

  As a result of the reduced assessment from the FDIC following the SAIF recapitalization, regulatory insurance decreased by $0.6 million or 25%, to $1.9 million, and by $8.0 million or 58%, to $5.7 million, respectively, during the three and nine months ended March 31, 1998, compared to the same periods in fiscal 1997.

LEGAL EXPENSE--GOODWILL LAWSUIT

  Legal expenses related to the Company's trial in the Court of Federal Claims to determine damages in its breach of contract suit against the federal government decreased in the three months ended March 31, 1998 at $5.3 million, compared to $8.2 million in the same period in fiscal 1997, as the most intensive phase of the damages trial was completed in early April 1998. During the nine months ended March 31, 1998, goodwill legal expenses increased by 11%, to $15.2 million, compared to $13.7 million in the same period in fiscal 1997. Costs will be incurred during any appeals process. However, these costs are expected to be at a significantly lower rate per quarter. See Part II, Item 1. "Legal Proceedings - Goodwill Litigation Against the Government" for further discussion.

ACQUISITION AND RESTRUCTURING COSTS

  The Company incurred acquisition and restructuring costs of $0.9 million and $3.4 million during the three and nine months ended March 31, 1998, respectively. Costs related to the CENFED and RedFed acquisitions totaled $0.9 million and $2.8 million, respectively, and costs related to the distribution of the Litigation Tracking Warrants/TM/ totaled $51,000 and $0.7 million, respectively, during the three and nine months ended March 31, 1998.

REO OPERATIONS

  Operations of REO resulted in income of $2.8 million and $1.6 million in the three and nine months ended March 31, 1998, as compared to losses of $2.1 million and $5.9 million in last year's comparable periods. The $4.9 million improvement for the current quarter compared to the same quarter last year resulted from a $1.7 million increase in gains on sale of REO (after market valuation adjustments), a $1.7 million reduction in specific provisions to adjust the REO portfolio to current fair value, a $0.4 million decrease in operating expenses, and a $1.1 million decrease in the general valuation allowance provision. The $7.5 million improvement for the current year-to-date period compared to the same period last year resulted from a $2.0 million increase in gains on sale of REO (after market valuation adjustments), a $2.7 million reduction in specific provisions to adjust the REO portfolio to current fair value, a $1.7 million decrease in operating expenses, and a $1.1 million decrease in the general valuation allowance provision.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

  Amortization of goodwill increased by $0.7 million, or 48%, and $2.2 million, or 55%, to $2.0 million and $6.1 million, respectively, in the three and nine months ended March 31, 1998, compared with $1.4 million and $3.9 million, respectively, in the same periods last year. The increase reflected the impact of the amortization of $45.8 million of additional goodwill resulting from acquisitions in the second half of fiscal 1997. On an annual basis, the goodwill relating to these acquisitions will increase amortization expense by $3.1 million.

INCOME TAX PROVISION

  The Company recorded income tax provisions of $23.2 million and $67.1 million in the three and nine months ended March 31, 1998, respectively. The Company recorded income tax provisions of $15.1 million and $18.3 million in the three and nine months ended March 31, 1997, respectively. The effective tax rate is higher than the federal statutory rate primarily due to state taxes and the effect of nondeductible goodwill.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GOODWILL LITIGATION AGAINST THE GOVERNMENT

  Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Company sued the United States Government (the "Government") contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Company, under which the Company merged with a Florida thrift institution and the Company was permitted to include the goodwill resulting from the merger in the Company's regulatory capital (Glendale Federal Bank, F.S.B. v. United States, No. 90-772C, in the United States Court of Federal Claims (the "Claims Court"), filed August 15, 1990).

  On July 1, 1996, the United States Supreme Court, by a vote of 7 to 2, ruled that the Government had breached its contract with the Company and remanded the case to the Claims Court for a determination of damages. The trial to determine damages commenced on February 24, 1997, and the taking of testimony in the trial was completed on April 9, 1998. In lieu of traditional closing briefs, in an order entered on May 8, 1998 the Claims Court requested the parties to respond to a series of written questions posed by the Court regarding factual and legal issues raised in the damages trial. The parties may augment, or seek clarification of, the Court's questions by May 19, 1998. The schedule for filing responses to these questions has not yet been established. In order to permit ample time to respond to the written questions, the Court rescheduled oral arguments for September 11, 1998. The Company continues to anticipate a decision by the end of calendar 1998.

SHAREHOLDER CLASS ACTION LITIGATION

   A wholly-owned subsidiary of Glendale Federal Bank, as the successor by merger to Glendale Federal Bank's former parent corporation, GLENFED, Inc. ("GLENFED"), is a defendant in consolidated class actions pending in the United States District Court for the Central District of California (the "District Court"), entitled In Re GLENFED Inc. Securities Litigation, Civil No. 91-0818 WJR, originally filed on January 18, 1991. The original consolidated complaint was dismissed by the Court on July 15, 1991, with leave to amend, for failure to allege with specificity the securities law and common law fraud claims asserted in the complaint. The complaint alleged, among other things, that various misrepresentations were made concerning the financial condition and operations of GLENFED and the Bank prior to GLENFED's announcement of a $140 million loss on or about January 16, 1991. After a dismissal of the case, the appeals court affirmed the dismissal of the outside directors but reversed as to the inside directors and GLENFED, Inc.

   On November 12, 1996, the Court heard GLENFED's and the remaining officers' and directors' motion for summary judgment and/or summary adjudication. On January 6, 1997, the court denied the motion for summary judgment but granted the motion for summary adjudication that: 1) the marketplace was informed of conditions in the real estate and savings and loan industries during the relevant time period; and 2) defendants monitored and disclosed the status of GLENFED's loan loss and non-performing assets and did not make false or misleading statements in regard to said reserves and assets. The issue remaining in the case is whether the defendants had a reasonable belief that certain subsidiaries could be sold without a loss. On April 15, 1997, the court issued a ruling denying class certification. Counsel for the purported class filed a motion in intervention to substitute other class representatives. The motion was heard on June 3, 1997 and was granted. The new plaintiffs have filed a complaint and motion seeking class status that was denied on April 6, 1998, along with another motion for class intervention. Unless these decisions are reversed on appeal, management no longer considers this case to be material.

   Certain of the former officers and directors of GLENFED were also named defendants in a California state court derivative action (entitled Donald P. Deliquanti, et al. v. Norman M. Coulson, et al. and GLENFED, Inc. as a nominal defendant, Case No. BC021028, filed February 8, 1991 in Los Angeles County, California Superior Court) which charges those persons who were directors of GLENFED during the period covered by the plaintiff's allegations with breach of fiduciary duty and mismanagement in connection with past write-downs and loss provisions for real estate loans and investments. Since the litigation is derivative in nature, the subsidiary of Glendale Federal Bank which is the successor to GLENFED would be a recipient of any judgment and has no exposure to damages. On October 8, 1991, the Court sustained the defendant's demurrer to the second amended complaint in this action and entered judgment in favor of GLENFED and the individual officer defendants. The plaintiffs filed an appeal, and on September 1, 1993, the Court of Appeals reversed the decision of the lower Court. The case is set for trial on August 26, 1998.

   Golden State and its directors have been sued in seven cases (four in Delaware and three in California) involving the proposed merger with First Nationwide. The complaints allege that the directors and the Company failed to obtain a competitive price for the Company. The cases have all been consolidated in Delaware. At the present time, the plaintiffs have not filed a consolidated complaint on the matter. The Company intends to vigorously defend the claims asserted by the plaintiffs in this matter.

OTHER LITIGATION

  In addition to the matters described above, Glendale Federal or its subsidiaries are involved as plaintiff or defendant in various legal actions incidental to their business, none of which is believed by management to be material to the financial condition or results of operations of Glendale Federal and its subsidiaries on a consolidated basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        11.1  Statement Regarding Computation of Per Share Earnings
        27    Financial Data Schedule
        99A   Maturity and Rate Sensitivity Analysis
        99B   Interest Rate Margin
        99C   Loan Originations by Type
        99D   Analysis of Allowance for Loan Losses and Non-Performing Assets
        99E   Gross Loans, Non-Performing Assets and Restructured Loans by
              Property Type
        99F   Non-Performing Assets and Restructured Loans
        99G   Non-Performing Assets Activity
        99H   Delinquent Loans by Property Type

(b)  Reports on Form 8-K

     On February 3, 1998, Golden State filed with the SEC, a Form 8-K/A dated October 28, 1997, announcing its intention to distribute Litigation Tracking Warrants/TM/ to its security holders representing the right to receive Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal's pending goodwill lawsuit against the United States Government.

  On February 17, 1998, Golden State filed with the SEC, a Form 8-K, dated February 4, 1998, to announce that it had entered into a merger agreement with First Nationwide (Parent) Holdings Inc., parent of California Federal Bank, A Federal Savings Bank, pursuant to which First Nationwide will merge with Golden State (the "Cal Fed Merger").

  On March 5, 1998, Golden State filed Amendment No. 1 to its February 4, 1998 Form 8-K, to provide revised analyst presentation materials regarding the Cal Fed Merger.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Golden State Bancorp Inc.
                                      ------------------------------------
                                                  (Registrant)



Date:     May 14, 1998           By:  /s/ John E. Haynes
       ------------------             ------------------------------------
                                            Chief Financial Officer
                                         (Principal Financial Officer)