Form 10-K405
period 1998-06-30
GOLDEN STATE BANCORP INC
filed 1998-09-18
CIK 1019508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]                  ANNUAL REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the fiscal year ended June 30, 1998


                                       OR
[ ]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from:     to
                       Commission File Number 333-28037
                          -------------------------

                           GOLDEN STATE BANCORP INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                  95-4642135
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)
       414 North Central Avenue,                              91203
         GLENDALE, CALIFORNIA                              (Zip Code)
(Address of principal executive office)

       Registrant's telephone number, including area code: (818) 500-2000
          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of class                               on which registered
     --------------------------                       -------------------
     Common Stock, $1 par value                     New York Stock Exchange
                                                     Pacific Stock Exchange

 Noncumulative Convertible Preferred Stock,         New York Stock Exchange
         Series A, $1 par value
                              --------------------
          Securities registered pursuant to Section 12(g) of the Act:
                       Warrants to Purchase Common Stock
                         Litigation Tracking Warrants(TM)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 6, 1998: $1,663,215,529.

  Number of shares of Common Stock outstanding as of July 6, 1998: 55,302,830 shares

===============================================================================

                              GOLDEN STATE BANCORP

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                   -------
                                                            PART I
Item 1.        BUSINESS.........................................................................................         1
                 Cal Fed Merger.................................................................................         1
                 General........................................................................................         2
                 Loans Receivable...............................................................................         9
                 Real Estate Acquired in Settlement of Loans....................................................        21
                 Mortgage-Backed Securities.....................................................................        22
                 Liquidity and Investments......................................................................        25
                 Mortgage Loan Servicing Activities.............................................................        26
                 Deposits.......................................................................................        29
                 Borrowings.....................................................................................        31
                 Asset and Liability Management and Market Risk.................................................        32
                 Interest Rate Margin...........................................................................        36
                 Subsidiaries...................................................................................        37
                 Competition....................................................................................        37
                 Employees......................................................................................        37
                 Regulation.....................................................................................        38
                 Taxation.......................................................................................        43
ITEM 2.        PROPERTIES.......................................................................................        44
ITEM 3.        LEGAL PROCEEDINGS................................................................................        44
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................        46

                                                            PART II
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................        46
ITEM 6.        SELECTED FINANCIAL DATA..........................................................................        47
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............        49
                 Overview.......................................................................................        49
                 Balance Sheet Analysis.........................................................................        51
                 Liquidity and Asset and Liability Management...................................................        59
                 Results of Operations..........................................................................        62
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................        69
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............        69

                                                           PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................        69
ITEM 11.       EXECUTIVE COMPENSATION...........................................................................        74
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................        81
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................        82

                                                            PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................        83
                 Index to Financial Statements..................................................................        86

                                     PART I


ITEM 1. BUSINESS


                                 CAL FED MERGER

  Golden State Bancorp Inc. ("Golden State" or the "Company") entered into an Agreement and Plan of Reorganization (the "Plan of Reorganization"), dated as of February 4, 1998, as amended as of July 13, 1998, by and among the Company; Golden State Financial Corporation, a Delaware corporation and a wholly owned subsidiary of the Company ("Golden State Financial"); First Nationwide (Parent) Holdings Inc., a Delaware corporation ("First Nationwide"); First Nationwide Holdings Inc., a Delaware corporation ("FNH"); and certain other parent entities of California Federal Bank, A Federal Savings Bank ("Cal Fed"); and a related Agreement and Plan of Merger, dated as of February 4, 1998, by and between Golden State and First Nationwide (together with the Plan of Reorganization, the "Cal Fed Merger Agreement"). The Cal Fed Merger Agreement is set forth as an appendix to the Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on July 16, 1998, in connection with the Cal Fed Merger (the "Cal Fed Merger Proxy Statement"). Golden State's stockholders approved the Cal Fed Merger on August 17, 1998, and the Cal Fed Merger received Office of Thrift Supervision ("OTS") approval on August 12, 1998. The transactions contemplated by the Cal Fed Merger Agreement are expected to be consummated on September 11, 1998. Pursuant to the Cal Fed Merger Agreement, the businesses of the Company and First Nationwide and their respective subsidiaries will be combined through, among other things, the merger of First Nationwide with and into the Company, the merger of FNH with and into Golden State Financial and the merger of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal" or the "Bank") with and into Cal Fed (collectively, the "Cal Fed Merger").

  FNH is controlled, through intermediate entities, by MacAndrews and Forbes Holdings Inc. ("MAF") and Gerald J. Ford ("Ford"), the Chairman of the Board and Chief Executive Officer of Cal Fed. After giving effect to the Cal Fed Merger, the combined parent company, Golden State, will continue to be a publicly traded company. Upon completion of the Cal Fed Merger, two thirds of the Company's board of directors will be designated by MAF and Ford and management of the merged entity will be assumed by Cal Fed management. The terms of the Cal Fed Merger provide that the Company's pre-merger stockholders are to own between 58% and 55% of the combined entity on a fully diluted basis, immediately after the Cal Fed Merger, according to a formula set forth in the Cal Fed Merger Agreement that is based on the Company's stock price. Based on prevailing prices, it is expected that such pre-merger stockholders' ownership immediately following the Cal Fed Merger will be 58%, before giving effect to any shares that may be issuable pursuant to the Litigation Tracking Warrants(TM) or to the possible issuance of contingent additional shares of Golden State common stock to affiliates of MAF and Ford under the Cal Fed Merger agreement that could substantially increase the percentage ownership of the MAF and Ford affiliates. Following the Cal Fed Merger, the Company will have between 130 and 140 million fully diluted shares of common stock outstanding. Because the Company will survive the Cal Fed Merger, the Litigation Tracking Warrants(TM) will remain exercisable for common stock of the Company after the Cal Fed Merger. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview - Goodwill Litigation Tracking Warrants(TM)" for additional information on Litigation Tracking Warrants(TM).

  The Cal Fed Merger will be treated as a "purchase," as such term is used under generally accepted accounting principles ("GAAP"), for accounting and financial reporting purposes. The Company will be treated as the acquired corporation for such purposes. Accordingly, the Company's assets, liabilities and other items will be adjusted to their estimated fair value at the expected closing date of the Cal Fed Merger and combined with the historical book values of the assets and liabilities of First Nationwide. Consequently, the historical financial statements of the merged entity will be those of First Nationwide. Applicable income tax effects of such adjustments will be included as a component of the combined entity's deferred tax asset or liability. The difference between the estimated fair value of the assets, liabilities and other items of the Company (adjusted as described above) and the purchase price will be recorded as goodwill and amortized against earnings over a 15-year period following consummation of the Cal Fed Merger. The historical financial statements of the Company set forth in this report should be read in light of the foregoing. Pro forma financial and other information reflecting the Cal Fed Merger is set forth in the Cal Fed Merger Proxy Statement and is incorporated by reference herein. The management strategies and expectations described herein are those of the Company prior to completion of the Cal Fed Merger. While the Company has been informed by Cal Fed management that they intend to pursue strategies that are similar to those of the Company, upon completion of the Cal Fed Merger they may pursue different strategies in the future, depending on future economic, interest rate and other factors.

  At June 30, 1998, First Nationwide, through its subsidiary Cal Fed, operated 225 branches and had $34.1 billion in assets, including $20.4 billion in loans receivable, net and $16.0 billion in deposits. See Note 24 of the Notes to Consolidated Financial Statements for additional information on the Cal Fed Merger.


                                    GENERAL

  Golden State was formed to become the holding company for Glendale Federal in a reorganization that was approved by Glendale Federal's stockholders and completed on July 24, 1997. As part of the holding company formation, shares of Glendale Federal's common stock automatically became an equal number of shares of Golden State common stock and shares of Glendale Federal's Noncumulative Preferred Stock, Series E, automatically became an equal number of shares of Golden State's Noncumulative Convertible Preferred Stock, Series A. Glendale Federal's two classes of warrants became exercisable solely to purchase common stock of Golden State. The members of the board of directors of Glendale Federal also became the board of directors of Golden State.

  On November 26, 1997, Golden State Financial was formed as a wholly-owned subsidiary of Golden State for the purpose of becoming an intermediate tier holding company to effect the acquisition of CENFED Financial Corporation ("CENFED"), the parent company of CenFed Bank, A Federal Savings Bank ("CenFed Bank").

  On April 21, 1998, Golden State acquired CENFED in a tax-free, stock-for-stock merger. Pursuant to the terms of the transaction, Golden State issued 7,390,557 shares of its common stock resulting in a total recorded purchase price of $211.1 million. On April 21, 1998, CENFED was merged with and into Golden State Financial, with Golden State Financial as the surviving entity in the merger. On May 8, 1998, Golden State Bancorp contributed its shares of Glendale Federal to Golden State Financial and CenFed Bank was merged into Glendale Federal, with Glendale Federal as the surviving entity. The goodwill of $90.5 million recorded in this transaction under the purchase method of accounting will be amortized over 15 years using the straight-line method. At April 21, 1998, CENFED operated 18 branches and had $1.9 billion in assets, including $1.4 billion of loans receivable, net, and $354 million of mortgage-backed securities, net. CENFED's liabilities at April 21, 1998 included $1.4 billion of deposits and $403 million of borrowings. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

  On July 11, 1998, Golden State acquired RedFed Bancorp Inc. ("RedFed") and its federal savings bank subsidiary, Redlands Federal Bank, in a tax-free, stock-for-stock merger. Pursuant to the terms of the transaction, Golden State issued 5,221,995 shares of its common stock, resulting in a total recorded purchase price of $158.3 million. In connection with its acquisition of RedFed, Golden State undertook a stock repurchase program, pursuant to which Golden State purchased 5,222,200 shares of its common stock in the open market. At June 30, 1998, the Company had 4,688,400 shares of its common stock in treasury that had been repurchased under this program at an aggregate cost of $158.1 million. The goodwill of $62.8 million recorded in this transaction under the purchase method of accounting will be amortized over 15 years using the straight-line method. At July 11, 1998, RedFed operated 15 branches and had $1.0 billion in assets, including $893.7 million of loans receivable, net. RedFed's liabilities at July 11, 1998 included $864.1 million of deposits and $78.7 million of borrowings. See Notes 3 and 24 of the Notes to Consolidated Financial Statements for additional information.

  Golden State has no significant assets or business other than its ownership of Golden State Financial, and Golden State Financial has no significant assets or business other than its ownership of Glendale Federal. The Bank's business consists primarily of attracting checking and savings deposits from the public, originating real estate, business and consumer loans, and purchasing loans secured by mortgages on residential real estate. The Bank, through its subsidiaries, also provides general insurance and securities brokerage services. Golden State is headquartered in Glendale, California and operates 209 banking offices and 25 loan offices throughout California.

  The Company derives its income primarily from the interest it receives on real estate, business and consumer loans and, to a lesser extent, from interest on investment securities and fees received in connection with loans, loan servicing, and deposit services. The Company's major expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Company's operations, like those of other depository institutions, are significantly influenced by general economic conditions, by the strength of the real estate market, by the monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities.

  In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk. There are four main components of economic risk: interest rate risk, credit risk, market risk and concentrations of credit risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk refers to the risk of decline in the value of collateral underlying loans receivable and the value of real estate held by the Company, and in the valuation of loans held for sale, mortgage-backed securities available for sale and mortgage servicing assets. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of the type of collateral, is adversely affected by factors that are particularly applicable to such borrowers or collateral. The Company's lending activities are principally in California, with the largest concentration of the Company's loan portfolio being secured by real estate located in Southern California. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. The Company and the Bank are subject to the regulations of various government agencies. Regulatory risk refers, among other things, to the fact that these regulations can and do change significantly from period to period. In addition, the Bank undergoes periodic examinations by regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

  The Company has had an ongoing program that was intended to ensure that its operational and financial systems would not be adversely affected by Year 2000 data processing hardware and software failures arising from processing errors involving calculations using the Year 2000 date. Enhancements to the Company's mainframe systems have been implemented with completion of all mission critical repairs having been scheduled for November 1998. The Company has initiated renovation of its non-mainframe systems, with completion of all but one mission critical system having been scheduled for December 1998 and the one remaining mission critical system was to be completed in February 1999. The Company halted further implementation of its own Year 2000 efforts as of August 20, 1998 after receiving both shareholder and OTS approvals for the Cal Fed Merger. Future Year 2000 compliance will depend upon the ongoing systems that will be maintained by Cal Fed. Expenses related to the Year 2000 enhancements amounted to $10.0 million in fiscal 1998, compared to $0.3 million in fiscal 1997. The Company expected to incur approximately $37 million on this project, including $2 million to $3 million on software and hardware expenditures, on its program to modify, redevelop or replace its computer applications to try to make them "Year 2000" compliant. Year 2000 compliance failures could result in additional expense to the Company and significant disruption of its business.

OPERATING STRATEGIES

  During fiscal 1998 the Company's principal business strategy was to continue its transformation from a traditional savings and loan institution into a broad-based community bank offering deposit, cash management and credit products and services to individuals and small- to medium-sized businesses. This intended transformation reflected management's assessment of the competitive financial services environment and the significant narrowing of the spread between the yield on single-family residential mortgage loans and the cost of term deposits. Competition from the federally-sponsored secondary mortgage market agencies, mortgage bankers and commercial banks has driven the returns available from the housing finance business to levels that require lower cost funding sources than the certificate of deposit accounts that have traditionally been the principal source of funds for savings institutions.

  The purpose of the Company's community bank strategy was to reduce the Company's reliance on mortgage lending and provide the Company with a broader, more interest rate-sensitive asset base and a lower costing, transaction account-focused deposit base. This broader mix of assets and liabilities was intended to increase the Company's net interest margin and to build a fee income stream that would enhance the Company's future earnings. Implementation of this business strategy has resulted in an increase in general and administrative expenses due to the increased cost of servicing transaction accounts, the growth of the Company's customer base, business lines and retail network, and the increased cost of marketing necessary to build Glendale Federal's name recognition among consumers. The targeted benefits of this transformation, namely increased net interest margin and higher fee income, have lagged the increase in expenditures attributable to the timing of the investment in new business lines, network expansion and marketing, and the increase in revenues that is intended to result from this investment.

  The Company's mix of products and services now include three principal lines of business: business banking, consumer banking and real estate lending. Golden State began offering business banking lending and deposit products in fiscal 1996 and has since continued to expand its business banking customer base and the variety of business banking products it offers. As part of its overall business banking strategy, in fiscal 1997 the Company acquired a portfolio of agricultural loans, established an agribusiness lending program in central California, and began a statewide Small Business Administration ("SBA") guaranteed lending program. The Company's focus in consumer banking has been principally on its "Infinity" account, a combined checking and savings account that allows customers greater flexibility in managing their finances. The Company also offers unsecured lines of credit and home equity lines of credit that are accessible through the customer's Infinity account. Real estate lending is principally focused on traditional single-family residential loans. Each of the Company's lines of business is discussed separately below.

  The Company's focus on its new business lines during fiscal 1998 resulted in significant growth in its business and consumer loan portfolios and in its transaction-based accounts. At June 30, 1998, the Company's commercial and consumer loan portfolios increased to $290.5 million and $150.1 million, respectively, from $160.1 million and $120.7 million, respectively, at June 30, 1997. Checking accounts increased by $614.9 million, or 51%, to $1.8 billion during fiscal 1998. Excluding the CENFED acquisition, checking account balances increased $504.0 million, or 42%. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on loan and deposit activities in these portfolios.


BUSINESS BANKING

  The Company's business banking program has four components: community business banking, commercial markets banking, agribusiness lending and SBA lending. The Company initially introduced a line of community business banking products and services in fiscal 1996. This program focuses on small businesses, primarily professionals, wholesalers, distributors and light manufacturers, with annual sales of up to $5 million, located in the markets served by the Company's retail banking offices. The Company's community business banking product line includes, but is not limited to, business checking accounts of various types, account analysis, payroll services, electronic banking and merchant draft servicing. To meet the credit needs of its business customers, the Company offers revolving lines of credit and term loans (primarily secured) with maturities of up to five years and with prime-based adjustable interest rates. The maximum loan offered by the community business banking group is $1 million. At June 30, 1998, line of credit commitments and deposit relationships under the community business banking product line totaled $190.3 million and $611.9 million, respectively.

  In fiscal 1997, the Company, through its commercial markets group, introduced a line of middle-market banking products and services to build larger deposit relationships. This middle-market business banking program accommodates businesses with annual sales of up to $150 million, but focuses primarily on businesses with annual sales between $10 million and $75 million. The Company offers its commercial markets group customers business checking accounts, various cash management services, standby and commercial letters of credit, revolving lines of credit and term loans with a maximum limit of $15 million. Specific loan terms are determined based upon the financial strength of the borrower, the amount of credit granted, and the type and quality of collateral available. At June 30, 1998, line of credit commitments and deposit relationships under the commercial markets group totaled $69.1 million and $87.4 million, respectively.

  The Company's agribusiness lending program serves the southern half of the Central Valley region of California and specializes in crop production loans for crops such as cotton, grapes, nuts and stone fruits, and dairy operations, together with loans for other agricultural businesses, such as processors and packers. At June 30, 1998, line of credit commitments and deposit relationships under the agribusiness lending program totaled $159.8 million and $16.8 million, respectively.

  In the fourth quarter of fiscal 1997, the Company added SBA lending to its business banking line to complement the SBA program acquired in the TransWorld acquisition. The SBA is a federal government agency created to assist small businesses by providing guarantees of loans made to eligible small businesses. Golden State focuses on the long-term needs of small businesses and provides long-term, variable and fixed-rate financing to expanding small businesses.

  In August 1997, Golden State was granted statewide preferred lender status by the SBA. This designation allows the Company to approve SBA-guaranteed loan applications without prior review from the SBA, thereby speeding up the decision-making process for small business loan applications. Preferred lenders, the highest lender status awarded by the SBA, enjoy priority funding and service from the SBA. Loans approved through the preferred lender program carry a maximum SBA guarantee of 75 percent. At June 30, 1998, line of credit commitments and deposit relationships under the SBA lending program totaled $30.4 million and $5.5 million, respectively.

  The Company's business banking loan products primarily have adjustable interest rates that are indexed to the Prime Rate, as published in the Wall Street Journal.


CONSUMER BANKING

  Golden State's consumer banking program focuses on increasing checking account relationships, especially the Infinity account, which is the Company's multi-relationship deposit account, rather than the higher-rate certificates of deposit that have been the traditional source of deposit funding for thrift institutions. The Infinity account allows customers to manage their finances, including checking, money market, savings, and certificate of deposit accounts, borrowings and investments, through the use of a series of linked asset and loan accounts with both automatic "sweep" and discretionary transfer features, all of which are reflected on a single statement. The customer has the ability to transfer funds to and from checking or money market accounts or to transfer funds to and from a GLENFED Brokerage account for investment in stocks, bonds or mutual funds.

  The Infinity account has increased the Company's demand deposit and money market accounts, which carry a lower interest cost to the Company than certificate of deposit accounts. In early fiscal 1998, the Company introduced a new component of the Infinity account--the Uninsured Money Market Fund Accounts (the "UMMFA"). The UMMFA is a liquid and convenient account that provides the Infinity customer easy access to uninsured money market mutual funds managed by an unrelated third party. When a customer's Infinity checking account balance exceeds a customer-determined "ceiling", which has a minimum setting of $2,000, the surplus is automatically transferred on the same day to the UMMFA. If the Infinity checking balance drops below a customer-determined "floor", which has a minimum setting of $1,000, funds are automatically transferred on the same day from the UMMFA to return the checking account balance to the "floor". This two-way sweep feature not only provides the customer overdraft protection but also promotes regular savings and a steady investing schedule.

  On the lending side, the Infinity account encourages the use of secured and unsecured lines of credit that carry higher yields to the Company than single-family loans. These line of credit products include a home equity line of credit, a line of credit secured by a savings deposit, and an unsecured line of credit and are primarily adjustable-rate products indexed to the Prime Rate, as published in the Wall Street Journal.


REAL ESTATE LENDING

  The Company's real estate lending activity is focused on the origination and purchase of loans secured by single-family residential real estate. Income property lending (loans secured by multi-family residential and non-residential properties) and construction lending activities were discontinued in 1991, except for the resumption of residential construction lending for a short period during fiscal 1996. Income property lending is currently restricted to refinancing existing loans, financing the disposition of real estate acquired in settlement of loans ("REO") and a program initiated in fiscal 1998 of lending on multi-family residences located in low- and moderate-income and minority communities. Construction lending has been restricted to fulfilling commitments under outstanding loans.

  The largest portion of the Company's real estate loans are made to homeowners on the security of single-family residences for the purpose of enabling them to purchase or refinance such property. Most of the Company's single-family residential permanent loan contracts provide for amortization of principal over 30 years. These loans, however, have remained outstanding for much shorter periods because the original loans have been refinanced or the borrowers have repaid the loans in full upon sale of the properties securing the loans, or the underlying collateral has been acquired in settlement of the loan.

  The Company originates and purchases for its own portfolio, depending upon certain yield and other guidelines, adjustable-rate mortgage loans ("ARMs") (loans bearing interest rates that change periodically based on changes in a reference index), loans with rates that are fixed for up to five years and then convert to adjustable rates for the remainder of the loan term, and fixed-rate loans.

  The ARM programs offered by the Company provide for interest rates that adjust either monthly, semi-annually or annually, beginning three, six or twelve months from the inception of the loan, based primarily on changes in the average weekly yield on specified maturities of U.S. Treasury securities or on changes in the monthly weighted average cost of funds for savings institutions in the Eleventh District of the Federal Home Loan Bank System. Adjustments to the required monthly payment of principal and interest on such loans occur either monthly, semi-annually or annually, depending on the loan program selected by the borrower. The Company has placed greater emphasis on the origination of loans whose rates are tied to U.S. Treasury securities since this index is more sensitive to changes in market rates.

  The Company also offers several programs that provide for interest rates that are fixed for up to five years and then convert to adjustable rates tied to the same Treasury rate indices as certain of the Company's other ARM products. See "Loans Receivable" below for a summary of the Company's loan originations by note type.

  While ARMs have the advantage of reducing an institution's sensitivity to interest rate fluctuations, they present certain risks not associated with traditional fixed-rate mortgage loans. These include: (i) the risk that the borrower, having qualified for the loan based upon interest rates prevailing at the time of origination, may be unable to make the higher payments required under the ARM when increases in the applicable index rates increase the interest rate payable on the loan; and (ii) the risk that "negative amortization" of principal (that is, the addition of a portion of monthly interest accruals to the principal amount of the loan) may occur in those ARMs which provide for limits in the monthly payment increase and do not correspondingly limit the rate increase. The Company attempts to mitigate these risks by the use of underwriting standards that include analyzing the financial impact to the borrower resulting from payment adjustments, and which require borrowers to qualify for their loans at the greater of the initial interest rate plus the first annual adjustment or at a predetermined interest rate based on loan-to-value ("LTV").

  Loans with an LTV in excess of 80% are required by Company policy to have private mortgage insurance, except that loans meeting certain criteria may be made, at the option of the loan applicant, without mortgage insurance, but at higher fees, interest rates and margins to reflect the increased credit risk assumed by the Company. This option is available only on loans with a maximum loan amount of $300,000 and an LTV ratio of no more than 90%, where the purpose of the loan is to purchase, or to refinance an existing Glendale Federal loan secured by a one-unit, single-family residence. This alternative is only available on loans that do not have negative amortization features.

  The Company discontinued significant originations of loans with negative amortization features in fiscal 1991 and does not separately monitor the historical loss experience on such loans. Negative amortization is not considered by the Company to be a sufficiently significant credit risk characteristic to require specific identification for historical loss monitoring purposes. Most of the loans with negative amortization features remaining in the Company's portfolio are income property loans that are individually monitored to assess loss potential. Because negatively amortizing income property loans of this type are no longer being originated by the Company, the balances on such loans are declining on both an absolute and relative basis.

  As of June 30, 1998 and 1997, loans owned by the Company that were subject to negative amortization totaled approximately $3.1 billion and $3.2 billion, respectively, including cumulative negative amortization at such dates of approximately $1.0 million and $0.9 million, respectively. Approximately 74% of such loans are secured by multi-family or non-residential real estate.

  The Company offers a loan program called California Partners to low- and moderate-income and minority borrowers. This program provides more favorable pricing and flexible underwriting standards, including reduced down payment and reduced income documentation requirements. These criteria are designed to enable eligible borrowers who might not be able to satisfy conventional underwriting standards to qualify for a home loan. The Company originated $181.6 million and $90.6 million of such loans in fiscal 1998 and 1997, respectively.


 Loan Purchase Activity

  The Company purchases single-family residential real estate loans in the secondary mortgage market to supplement its retail single-family loan originations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--Loans Receivable" for a three-year summary of secondary market loan purchases by note type. The servicing rights for these loans are typically retained by the seller. The servicer collects the mortgage payments, passes through the interest and principal due the Company under the Company's loan purchase agreement, and retains a servicing fee typically ranging between 0.25% and 0.50% on the unpaid principal balances of the loans. The Company determines the timing and amount of its whole loan purchases based on available liquidity, current asset yields and the Company's interest rate risk management policy. The Company's investment and underwriting policies governing purchased loans are the same as its policies for originating single-family residential loans. Loans purchased by the Company are accepted or settled only after the Company's loan underwriting and appraisal staff perform a review of a representative sample of loans in the pool to be purchased.

  To reduce the Company's loss exposure, Golden State has implemented procedures designed to monitor and analyze the Company's portfolio of mortgage loans serviced by other institutions (the "LSBO Portfolio") and to ensure the servicer's compliance with its servicing agreement with the Company. The majority of the loans in this portfolio were originated during the last five years. At June 30, 1998, 97.6% of the LSBO Portfolio was secured by single-family residential real estate.

  The following tables set forth the composition of the Company's LSBO Portfolio by note type and by state as of the dates indicated (dollars in thousands):

                                                                                  June 30
                                                    -----------------------------------------------------------------
                                                        1998          1997          1996          1995         1994
                                                    ------------  ------------  -----------  ------------  ----------
Adjustable-rate...................................   $1,724,491    $2,245,683    $2,075,212    $  392,078    $151,555
Fixed-rate........................................    3,397,111     2,082,616     1,068,635     1,358,107     486,685
                                                     ----------    ----------    ----------    ----------    --------
                                                     $5,121,602    $4,328,299    $3,143,847    $1,750,185    $638,240
                                                     ==========    ==========    ==========    ==========    ========
  Weighted average rate on portfolio at end of
    period........................................        7.46%         7.61%         7.37%         7.74%       7.07%
                                                     ==========    ==========    ==========    ==========    ========

                                                                                 June 30
                                                     ----------------------------------------------------------------
                                                        1998          1997          1996          1995         1994
                                                     ------------  ------------  ------------  ----------- ----------
California........................................   $2,342,130    $1,932,794    $1,442,451    $  581,305    $243,417
New York..........................................      229,237       244,111       233,659       116,303      35,138
Virginia..........................................      225,533       201,829        97,393        81,814      24,222
Florida...........................................      212,160       190,412       123,122       112,798      83,062
Maryland..........................................      178,361       156,964        93,677        76,294      24,343
New Jersey........................................      174,162       169,456       137,311        98,215      34,493
Other(1)..........................................    1,760,019     1,432,733     1,016,234       683,456     193,565
                                                     ----------    ----------    ----------    ----------    --------
                                                     $5,121,602    $4,328,299    $3,143,847    $1,750,185    $638,240
                                                     ==========    ==========    ==========    ==========    ========

__________
(1) The states with the largest balance in the "Other" category were Illinois with $167,319 at June 30, 1998; Texas with $152,078 at June 30, 1997; Illinois with $101,094 at June 30, 1996; Texas with $71,028 at June 30, 1995; and
  Massachusetts with $29,510 at June 30, 1994.

                                LOANS RECEIVABLE

LOAN PORTFOLIO COMPOSITION

  The following table summarizes the composition of Golden State's loan portfolio, including loans held for sale, by property type as of the dates indicated (dollars in thousands):

                                                                              June 30
                                             ------------------------------------------------------------------------
                                                 1998            1997           1996           1995           1994
                                             -------------- -------------- -------------- -------------- ------------
Real estate loans:
 Existing structures:
  1-4 units...............................    $10,299,303    $ 8,785,539    $ 7,535,048    $ 6,292,589    $ 5,481,781
  5-36 units..............................      1,504,288      1,472,654      1,559,097      1,666,032      1,895,203
  37 or more units........................        313,575        345,052        400,415        478,803        556,440
  Non-residential.........................      1,336,126      1,196,703      1,338,975      1,593,839      1,749,988
 Construction:
  1-4 units...............................             --          7,726         16,794          2,113         35,602
  5-36 units..............................            570          4,895          5,445          7,624         25,574
  37 or more units........................             --             --             --             --          7,748
  Non-residential.........................             --            531             --            500          8,870
 Land.....................................         22,754          9,779         18,250         36,251         40,888
 Home equity and improvement..............         56,335         28,563         28,470         30,468         74,966
                                              -----------    -----------    -----------    -----------    -----------
     Total real estate loans..............     13,532,951     11,851,442     10,902,494     10,108,219      9,877,060
                                              -----------    -----------    -----------    -----------    -----------

Non-real estate loans:
 Equity...................................         69,594         45,709         10,079         12,750         17,858
 Unsecured................................         50,502         39,712         21,788         17,600         27,360
 Deposit account..........................         16,737         15,702         17,113         17,571         20,383
 Auto and recreational vehicle............          8,699         13,838         17,588         24,739         37,855
 Mobile home..............................          4,518          5,724          6,590          7,943          3,593
                                              -----------    -----------    -----------    -----------    -----------
     Total consumer loans..............           150,050        120,685         73,158         80,603        107,049
 Commercial loans.........................        290,515        160,061         10,391         22,844         47,212
                                              -----------    -----------    -----------    -----------    -----------
     Total non-real estate loans..........        440,565        280,746         83,549        103,447        154,261
                                              -----------    -----------    -----------    -----------    -----------

Total gross loans receivable..............     13,973,516     12,132,188     10,986,043     10,211,666     10,031,321
Unearned discounts (net of
 premiums)................................        (21,861)       (38,824)       (34,772)       (70,038)       (50,407)
Undisbursed loan funds....................           (216)        (1,807)       (12,160)        (4,653)       (22,215)
Deferred loan origination fees............        (20,377)       (22,705)       (24,446)       (28,536)       (42,205)
Allowance for loan losses.................       (156,482)      (163,759)      (186,756)      (209,142)      (320,714)
                                              -----------    -----------    -----------    -----------    -----------
Loans receivable, net.....................    $13,774,580    $11,905,093    $10,727,909    $ 9,899,297    $ 9,595,780
                                              ===========    ===========    ===========    ===========    ===========

Weighted average yield on loan
    portfolio at end of period............           7.75%          7.73%          7.74%          7.91%          6.87%
                                              ===========    ===========    ===========    ===========    ===========

  The following table sets forth the activity in the Company's loan portfolio for the periods indicated (dollars in thousands):

                                                                       Years Ended June 30
                                             ----------------------------------------------------------------------
                                                 1998           1997           1996          1995           1994
                                             -------------- ------------ ------------- ------------- --------------
Loans, beginning balance..................   $11,905,093    $10,727,909    $ 9,899,297    $9,595,780    $10,850,039
Originations(1)...........................     1,182,590        731,307        713,857       805,897      1,747,519
Purchases.................................     2,720,739      2,430,461      2,107,509     1,549,955        521,357
Acquisition of CENFED loans(2)............     1,415,858             --             --            --             --
Acquisition of TransWorld loans(2)........            --        135,766             --            --             --
Acquisition of OneCentral loans(2)........            --         37,992             --            --             --
Acquisition of Union Federal loans(2).....            --             --             --       398,635             --
Principal repayments......................    (2,859,855)    (1,894,953)    (1,430,312)     (892,977)    (1,252,503)
Sales.....................................      (344,348)       (78,809)      (275,428)     (156,494)      (348,838)
Sale of University Savings loans(3).......            --             --             --      (815,406)            --
Principal reductions due to foreclosures..       (96,448)      (156,820)      (186,157)     (294,822)      (328,022)
Loans exchanged for mortgage-
   backed securities......................      (171,737)       (42,222)      (145,826)     (268,436)    (1,470,844)
Decrease in allowance for loan losses.....         7,277         22,997         22,386       111,572         14,068
Accretion of net unearned discounts(4)....         3,458           (575)        12,618         8,394          6,464
(Increase) decrease in undisbursed loan
   funds..................................         1,591         10,353         (7,507)       11,073          5,509
Other changes, net........................        10,362        (18,313)        17,472      (153,874)      (148,969)
                                             -----------    -----------    -----------    ----------    -----------
Net increase (decrease)...................     1,869,487      1,177,184        828,612       303,517     (1,254,259)
                                             -----------    -----------    -----------    ----------    -----------

Loans, ending balance.....................   $13,774,580    $11,905,093    $10,727,909    $9,899,297    $ 9,595,780
                                             ===========    ===========    ===========    ==========    ===========

Weighted average yield on originations
   during the period......................         7.44%          7.94%          7.90%         8.08%          6.17%
                                             ===========    ===========    ===========    ==========    ===========
Weighted average yield on purchases
  during the period.......................         7.29%          7.83%          6.78%         8.68%          8.69%
                                             ===========    ===========    ===========    ==========    ===========

__________
(1) Net of refinanced portion of the Company's loans, which amounted to, in the years ended June 30: 1998--$421,685; 1997--$86,566; 1996--$153,449; 1995--
    $61,553; and 1994--$390,370.
(2) For information regarding the CENFED, TransWorld, OneCentral and Union Federal transactions, see Note 4 of the Notes to Consolidated Financial Statements. The weighted average yields of these loans at acquisition were 8.48%, 10.26%, 9.60% and 7.94%, respectively.
(3) These loans were owned by University Savings Bank, a Washington state chartered savings bank subsidiary of Glendale Federal that was sold in fiscal 1995.
(4) Includes accretion of discount and amortization of premium on acquired loans.

  The following tables present the Company's gross loan portfolio, including loans owned and serviced by the Company and loans owned and serviced by others, by note type and the distribution of adjustable-rate loans among the major underlying indices at the dates indicated (dollars in millions):

                                                                                    June 30, 1998
                                                                ----------------------------------------------------
                                                                                     Loans
                                                                   Loans           Owned by
                                                                 Owned and        Company and
                                                                  Serviced         Serviced                  Percent
                                                                 by Company        by Others     Total       of Total
                                                                 ------------ --------------- ----------- -----------
Adjustable-rate:
  6-month Treasury Bills....................................         $  261          $   22       $   283           2%
  1-Year Treasury Bills (1).................................          2,270           1,634         3,904          28
  11th District Cost of Funds...............................          3,648              63         3,711          27
  Prime.....................................................            561              --           561           4
  Other.....................................................            315               6           321           2
                                                                     ------          ------       -------         ---
                                                                      7,055           1,725         8,780          63
Fixed-rate..................................................          1,797           3,397         5,194          37
                                                                     ------          ------       -------         ---
                                                                     $8,852          $5,122       $13,974         100%
                                                                     ======          ======       =======         ===

                                                                                    June 30, 1997
                                                                ----------------------------------------------------
                                                                                   Loans
                                                                   Loans          Owned by
                                                                 Owned and       Company and
                                                                  Serviced        Serviced                   Percent
                                                                 by Company       by Others      Total       of Total
                                                                 ------------ --------------- ----------- -----------
Adjustable-rate:
  6-month Treasury Bills....................................         $  328          $   32       $   360           3%
  1-Year Treasury Bills (1).................................          2,452           2,135         4,587          38
  11th District Cost of Funds...............................          3,551              71         3,622          30
  Prime.....................................................            288              --           288           2
  Other.....................................................            115               7           122           1
                                                                     ------          ------       -------         ---
                                                                      6,734           2,245         8,979          74
Fixed-rate..................................................          1,070           2,083         3,153          26
                                                                     ------          ------       -------         ---
                                                                     $7,804          $4,328       $12,132         100%
                                                                     ======          ======       =======         ===

------------------
(1) Includes $1.2 billion and $1.1 billion at June 30, 1998 and 1997, respectively, of loans with interest rates that are fixed for three to five years and then convert to adjustable rates for the remainder of the loan term.


  The following table summarizes Golden State's term loan originations, including the refinanced portion of the Company's loans, for the periods indicated (in thousands):

                                                                           Years Ended June 30
                                                         --------------------------------------------------------
                                                            1998        1997       1996       1995        1994
                                                         --------------------------------------------------------
Fixed-rate............................................   $1,200,000   $323,824   $371,611   $152,921   $  655,341
Convertible/fixed.....................................      220,853    188,324    243,436    270,693      690,759
Adjustable-rate.......................................       99,001    224,978    164,817    296,380      636,912
Call-date.............................................       17,405     27,763     43,595    109,322       69,778
Construction/tract....................................           --      6,780     21,957     19,337       66,279
                                                         ----------   --------   --------   --------   ----------
  Total real estate...................................    1,537,259    771,669    845,416    848,653    2,119,069
Consumer..............................................       12,767     16,100     20,504     18,797       18,820
Commercial............................................       54,249     30,104      1,386         --           --
                                                         ----------   --------   --------   --------   ----------
                                                         $1,604,275   $817,873   $867,306   $867,450   $2,137,889
                                                         ==========   ========   ========   ========   ==========

  As of June 30, 1998, approximately $5.1 billion of fixed-rate loans and $8.5 billion of adjustable-rate loans were contractually due after one year. The following table summarizes the remaining contractual maturities of the Company's gross loan portfolio as of June 30, 1998 (in thousands):

                                                                       Real Estate      Consumer      Commercial
                                                                          Loans           Loans          Loans           Total
                                                                      ------------  ------------  -------------  ---------------
Due in year 1....................................................      $   120,845      $ 66,384        $182,177     $   369,406
Due in year 2....................................................          108,215         4,354           9,706         122,275
Due in year 3....................................................           83,841         5,597          14,584         104,022
Due after year 3 through year 5..................................          331,157        62,256          39,747         433,160
Due after year 5 through year 10.................................          670,231         9,282          30,169         709,682
Due after year 10 through year 15................................          309,458         1,831           3,634         314,923
Due after year 15................................................       11,909,204           346          10,498      11,920,048
                                                                       -----------      --------        --------     -----------
                                                                       $13,532,951      $150,050        $290,515     $13,973,516
                                                                       ===========      ========        ========     ===========

  Actual repayments may differ from contractual maturities as borrowers generally have the right to prepay loans.

DELINQUENCIES

  When a borrower fails to make a required payment on a loan and does not promptly cure the delinquency, the loan is classified as delinquent. The Company's normal procedure for delinquent loans is to contact the borrower at regular intervals in an effort to bring the loan to a current status. If a delinquency is not cured, foreclosure proceedings are typically instituted by the Company by the ninetieth day of delinquency.

  During fiscal 1998, the Company's delinquencies, expressed in dollars, declined in total by $31.0 million, or 14%, to $184.3 million, as well as in all categories of loans except for increases of $2.5 million and $141,000 in the multi-family (37 or more units) residential and consumer loan portfolios, respectively. The overall improvement in payment performance of the Company's portfolio reflects continuing economic recovery in California, which is the Company's primary lending area. The increase in the multi-family (37 or more units) residential delinquencies is primarily the result of one loan for $2.7 million in the 31-60 days delinquent category which was repaid in July 1998. Consumer loan delinquencies, however, increased by 4%, to $3.9 million, at June 30, 1998. Delinquencies as a percent of consumer loans receivable declined by 51 basis points during fiscal 1998 due to portfolio growth. Management believes the increases in multi-family and consumer loan delinquencies are not reflective of adverse portfolio quality trends. However, if economic growth slows in the Company's primary lending markets or is negatively impacted by other economic events, the declining delinquency trends experienced over the past six years may be adversely impacted and could reverse.

  The following table presents the principal amount and percentage of the Company's loan delinquencies, in each case by property type, as of the dates indicated (dollars in thousands):


                                                         Percent of                      Percent of
                                            June 30,      Type of         June 30,        Type of         June 30,
                                             1998        Gross Loans        1997         Gross Loans        1996
                                           --------  ----------------  ------------  ----------------  -------------
Single-family 1-4 units:
  31-60 Days............................   $ 43,043         0.41%          $ 46,172          0.52%          $ 57,047
  61-90 Days............................     23,579         0.23             17,030          0.19             18,416
  Over 90 Days..........................     70,136         0.68             82,989          0.95            119,978
                                           --------         ----           --------          ----           --------
                                            136,758         1.32            146,191          1.66            195,441
                                           --------         ----           --------          ----           --------
Multi-family 5-36 units:
  31-60 Days............................      9,248         0.62              8,944          0.61              9,528
  61-90 Days............................      1,463         0.10              3,021          0.20              7,601
  Over 90 Days..........................      6,755         0.45             17,713          1.20             25,595
                                           --------         ----           --------          ----           --------
                                             17,466         1.17             29,678          2.01             42,724
                                           --------         ----           --------          ----           --------
Multi-family 37 or more units:
  31-60 Days............................      3,419         1.10              1,312          0.38              2,126
  61-90 Days............................         --           --                 --            --                 --
  Over 90 Days..........................        417         0.13                 --            --             14,461
                                           --------         ----           --------          ----           --------
                                              3,836         1.23              1,312          0.38             16,587
                                           --------         ----           --------          ----           --------
Non-residential:
  31-60 Days............................      5,632         0.42             11,240          0.93              3,169
  61-90 Days............................      1,715         0.12              3,079          0.26              2,762
  Over 90 Days..........................     11,774         0.87             14,149          1.17             17,907
                                           --------         ----           --------          ----           --------
                                             19,121         1.41             28,468          2.36             23,838
                                           --------         ----           --------          ----           --------
Commercial:
  31-60 Days............................        804         0.28              3,235          2.02                 38
  61-90 Days............................      1,262         0.43              1,935          1.21                 --
  Over 90 Days..........................      1,191         0.41                726          0.45                 --
                                           --------         ----           --------          ----           --------
                                              3,257         1.12              5,896          3.68                 38
                                           --------         ----           --------          ----           --------
Consumer:
  31-60 Days............................      1,618         1.08              1,560          1.29              1,081
  61-90 Days............................        939         0.62                624          0.52                612
  Over 90 Days..........................      1,330         0.89              1,562          1.29              1,001
                                           --------         ----           --------          ----           --------
                                              3,887         2.59              3,746          3.10              2,694
                                           --------         ----           --------          ----           --------
Total:
  31-60 Days............................     63,764         0.46             72,463          0.60             72,989
  61-90 Days............................     28,958         0.21             25,689          0.21             29,391
  Over 90 Days..........................     91,603         0.65            117,139          0.96            178,942
                                           --------         ----           --------          ----           --------
                                           $184,325         1.32%          $215,291          1.77%          $281,322
                                           ========         ====           ========          ====           ========




                                              Percent of                         Percent of                        Percent of
                                               Type of           June 30,         Type of          June 30,         Type of
                                             Gross Loans          1995          Gross Loans          1994         Gross Loans
                                          ------------------  ------------  --------------------  ----------  -------------------
Single-family 1-4 units:
  31-60 Days............................          0.75%           $ 57,979           0.92%          $ 44,181           0.79%
  61-90 Days............................          0.24              26,460           0.42             21,919           0.39
  Over 90 Days..........................          1.59             110,761           1.75            127,556           2.28
                                                  ----            --------           ----           --------          -----
                                                  2.58             195,200           3.09            193,656           3.46
                                                  ----            --------           ----           --------          -----
Multi-family 5-36 units:
  31-60 Days............................          0.61              19,249           1.15             59,663           3.11
  61-90 Days............................          0.49              11,433           0.68             26,841           1.40
  Over 90 Days..........................          1.63              32,804           1.96             96,920           5.04
                                                  ----            --------           ----           --------          -----
                                                  2.73              63,486           3.79            183,424           9.55
                                                  ----            --------           ----           --------          -----
Multi-family 37 or more units:
  31-60 Days............................          0.53               4,079           0.85             14,434           2.56
  61-90 Days............................            --               3,202           0.67              8,682           1.54
  Over 90 Days..........................          3.61              13,371           2.79             66,254          11.74
                                                  ----            --------           ----           --------          -----
                                                  4.14              20,652           4.31             89,370          15.84
                                                  ----            --------           ----           --------          -----
Non-residential:
  31-60 Days............................          0.23              19,789           1.21             31,637           1.76
  61-90 Days............................          0.20               6,409           0.39             25,767           1.43
  Over 90 Days..........................          1.33              39,588           2.43            152,415           8.47
                                                  ----            --------           ----           --------          -----
                                                  1.76              65,786           4.03            209,819          11.66
                                                  ----            --------           ----           --------          -----
Commercial:
  31-60 Days............................          0.37                  --             --                952           2.02
  61-90 Days............................            --                  90           0.39                 --             --
  Over 90 Days..........................            --                  --             --              5,025          10.64
                                                  ----            --------           ----           --------          -----
                                                  0.37                  90           0.39              5,977          12.66
                                                  ----            --------           ----           --------          -----
Consumer:
  31-60 Days............................          1.48               2,206           2.74              3,504           3.27
  61-90 Days............................          0.84                 941           1.17              1,040           0.97
  Over 90 Days..........................          1.36                 906           1.12              1,711           1.60
                                                  ----            --------           ----           --------          -----
                                                  3.68               4,053           5.03              6,255           5.84
                                                  ----            --------           ----           --------          -----
Total:
  31-60 Days............................          0.66             103,302           1.01            154,371           1.54
  61-90 Days............................          0.27              48,535           0.48             84,249           0.84
  Over 90 Days..........................          1.63             197,430           1.93            449,881           4.48
                                                  ----            --------           ----           --------          -----
                                                  2.56%           $349,267           3.42%          $688,501           6.86%
                                                  ====            ========           ====           ========          =====

NON-ACCRUAL LOANS

  All loans delinquent for more than 90 days are placed on non-accrual status. Loans delinquent 90 days or less are placed on non-accrual status if the borrower is considered by management to be unable to continue performance. As of June 30, 1998 and 1997, loans 90 days or less delinquent totaling $4.4 million and $23.2 million, respectively, had been placed on non-accrual status. Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed.

  A non-accrual loan may be restored to accrual status when principal and interest payments are brought current or when brought to 90 days or less delinquent and continuing payment of principal and interest is expected. The amount of interest income which would have been recorded in fiscal 1998, 1997 and 1996 had the Company's non-accrual loans been current in accordance with their original terms was $9.1 million, $12.4 million and $16.3 million, respectively. The amount of interest income on these loans that was included in net earnings in fiscal 1998, 1997 and 1996 was $3.0 million, $5.3 million and $5.8 million, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--Non-Performing Assets and Restructured Loans" for fiscal 1998 non-accrual loans activity. See Note 8 of the Notes to Consolidated Financial Statements for information on the geographical location of non-accrual loans at June 30, 1998 and 1997.

  The following table shows the Company's non-accrual loans by property type as of the dates indicated (in thousands):

                                                                                     June 30
                                                               ----------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                               ---------  ---------  ----------  --------  --------
Single-family 1-4 units.....................................    $70,188   $ 82,989   $119,978   $111,881   $130,554
Multi-family:
  5-36 units................................................      7,615     21,087     33,123     50,487    112,400
  37 or more units..........................................        417      3,121     14,461     21,255     84,937
Non-residential.............................................     14,504     30,672     23,860     59,430    172,897
                                                                -------   --------   --------   --------   --------
  Total real estate.........................................     92,724    137,869    191,422    243,053    500,788
Commercial..................................................      1,828        859         22        283      6,044
Consumer....................................................      1,442      1,567      1,001        906      1,711
                                                                -------   --------   --------   --------   --------
                                                                $95,994   $140,295   $192,445   $244,242   $508,543
                                                                =======   ========   ========   ========   ========

RESTRUCTURED LOANS

  The Company has agreed to loan modifications on certain existing single-family, multi-family residential and non-residential loans in the form of interest rate and other concessions that are not generally available for similar loans in order to maximize the recovery of its loans that are not performing under their original terms. Such loans that are performing in accordance with their modified terms are presented as "restructured loans." Restructured loans are placed on non-accrual status (and presented as "non-accrual loans") if they become more than 90 days delinquent or the borrower otherwise fails, or is not expected, to perform in accordance with the restructure agreement. See Note 1 of the Notes to Consolidated Financial Statements for additional discussion of the Company's accounting policy with respect to restructured loans.

  Interest income with respect to restructured loans would have been $2.2 million, $2.9 million and $0.9 million in fiscal 1998, 1997 and 1996, respectively, under their original terms. Actual interest income recognized by the Company with respect to restructured loans was $1.8 million, $2.4 million and $0.7 million in fiscal 1998, 1997 and 1996, respectively.

  As of June 30, 1998, the Company's largest restructured loan was secured by a 59 unit apartment complex located in Southern California and had a balance outstanding of $3.0 million, which represented 14% of all restructured loans. As of June 30, 1998, except for $222,000 of single-family restructured loans in Florida, all of the Company's loans were in the state of California. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--Non-Performing Assets and Restructured Loans" for fiscal 1998 restructured loans activity.

  The following table shows the Company's restructured loans by property type as of the dates indicated (in thousands):

                                                                                        June 30
                                                                    -----------------------------------------------
                                                                      1998      1997      1996     1995      1994
                                                                     --------- -------- -------- --------- --------
Single-family 1-4 units...........................................   $ 2,138   $ 2,168   $3,222   $ 4,601   $    --
Multi-family:
  5-36 units......................................................     5,074     3,676    2,197    10,717     5,338
  37 or more units................................................     6,782    18,331    2,251     7,462    14,456
Non-residential...................................................     7,471     6,889    1,524    15,762    14,424
                                                                     -------   -------   ------   -------   -------
                                                                     $21,465   $31,064   $9,194   $38,542   $34,218
                                                                     =======   =======   ======   =======   =======

POTENTIAL PROBLEM ASSETS

 Impaired Loans

  Impaired secured loans are carried in the Company's accounting records at the fair value of the collateral securing the loan less estimated selling costs. Impaired unsecured loans are recorded at the present value of the expected future cash flows from the loans, discounted at the loan's effective interest rate, or at the loan's observable market price. Impaired loans exclude large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include single-family loans with unpaid balances of less than $500,000, substantially all consumer loans, business banking loans with principal balances less than $100,000, and performing multi-family and non-residential real estate loans ("income property loans") with principal balances of less than $1 million, excluding loans which have entered the workout process.

  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to timely collect all amounts due according to the contractual terms of the loan agreement. Non-accrual income property loans, non-accrual single-family loans or borrowing relationships with unpaid balances greater than $500,000, non-accrual business banking loans with unpaid balances of greater than $100,000, troubled debt restructurings, and certain performing loans are measured individually for impairment. Loans not included in the preceding categories are collectively measured for impairment. Specific valuation allowances are established for impaired collateralized loans at the difference between the loan amount and the fair value of the related collateral, reduced by estimated selling costs, and for unsecured loans at either the present value of the expected future cash flows from the loan, discounted at the loan's effective interest rate, or at the loan's observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses. While a loan is on non-accrual status, interest is recognized only as cash is received and only if no portion of the loan's balance is classified "Doubtful." Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. When an impaired loan is either sold, transferred to real estate acquired in settlement of loans ("REO") or written down, any related valuation allowance is charged off against the allowance for loan losses. Impaired loans are placed on non-accrual status at the point that either: (1) they become 90 days delinquent; or (2) the Company determines that the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan.

  At June 30, 1998 and 1997, the recorded investments in loans identified by the Company as impaired totaled $109.9 million and $142.8 million, respectively, and the total specific allowance for loan losses related to such loans were $13.4 million and $14.0 million, respectively. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding impaired loans.

 Classification of Assets

  Savings institutions are required under applicable law and regulations to review their assets on a regular basis and to classify them as "satisfactory", "special mention", "substandard", "doubtful" or "loss". An asset which possesses no apparent weakness or deficiency is designated "satisfactory". An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention". An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. These assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are undeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss", the Company either establishes a specific valuation allowance equal to the amount classified as loss or charges off such amount. The Regional Director of the OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. The Company monitors the level of assets within each of the asset classification categories and utilizes this information along with its review of the underlying collateral and other factors in determining the appropriate level of loss allowances it maintains from period to period. See "Credit Loss Experience" below for further information.


SIGNIFICANT LOAN RELATIONSHIPS

  Most of the Company's gross loan portfolio consists of loans with individual balances of less than $1 million. At June 30, 1998 the Company's largest borrower had eight performing loans secured by multi-family residential and non-residential properties with outstanding balances totaling $16.0 million. The second largest borrower at that date had six loans outstanding totaling $14.8 million, all of which were performing and secured by multi-family residential properties. The third largest borrower at that date was an investor in multi-family housing projects in Southern California with 14 performing loans outstanding totaling $14.1 million, of which four loans totaling $3.3 million were restructured. The fourth largest borrower at that date had five performing loans totaling $13.3 million which were secured by non-residential properties. The fifth largest borrower at that date had one performing loan with an outstanding balance of $13.0 million secured by a multi-family residential property. The Company had no other borrowing relationships exceeding $10 million at June 30, 1998.

  The Company's single-family residential and consumer loans are relatively homogeneous and typically no single loan is individually significant in terms of size or risk of loss. The Company reviews most of its single-family residential and consumer portfolios by analyzing the performance and the composition of these portfolios as a whole. The Company's monitoring process for non-homogeneous multi-family residential and non-residential loans encompasses a periodic review of the individual loans. The Company reviews--annually if rated "satisfactory" or quarterly if rated "special mention", "substandard", "doubtful", or "loss"--any loan with an unpaid principal balance of more than $1 million, and any relationship with a single borrower whose aggregate loan balances exceed $3 million. The reviews are based on information available and generally include analysis of operating statements, occupancy levels, debt coverage, the condition and the appraised value of the collateral, the borrower's financial strength and other factors. The Company periodically reviews all individual commercial loans with a balance of $100,000 or more. Loans that are rated "satisfactory" are reviewed at least annually, and those that are rated "special mention", "substandard", "doubtful" or "loss" are reviewed quarterly. The Company maintains special departments with responsibility for resolving problem loans and liquidating collateral or selling foreclosed real estate.

CREDIT LOSS EXPERIENCE

  Credit losses are inherent in the business of lending. The allowance for loan losses is established to provide for such losses and is based on management's assessment of trends in the homogeneous portfolio as well as the results of management's periodic review of the individual loans in the non-homogeneous portfolio. Specific valuation allowances are established for impaired loans at the difference between the loan amount and the fair value of the collateral less estimated selling costs. The general allowance for loan losses is based upon a number of factors, including asset classification, historical loss experience, loan portfolio composition, industry experience, prevailing and forecasted economic and market conditions and management's judgment. Since the factors on which the general allowance is based are subject to change from time to time as a result of changes in relevant conditions and management's knowledge thereof, no assurance can be given that additional provisions for loss will not be required in future periods as a result of changes in economic and market conditions, management's assessments thereof or other factors. OTS examiners review the Company's allowances for estimated losses and may require the Company to make additions to such allowances based on their judgments of the information available to them at the time of their examination.

     The following table summarizes activity in the allowance for loan losses during the periods indicated (in thousands):

                                                                             Years Ended June 30
                                                        -----------------------------------------------------------
                                                           1998        1997        1996         1995         1994
                                                        --------- ----------- ----------- ------------ ------------
Allowance for loan losses, beginning balance..........   $163,759    $186,756    $209,142    $ 320,714    $ 334,782
Provision for loan losses.............................     (1,727)     25,204      40,350       66,150      139,726
                                                         --------    --------    --------    ---------    ---------
                                                          162,032     211,960     249,492      386,864      474,508
                                                         --------    --------    --------    ---------    ---------
Charge-offs:
  Single-family 1-4 units.............................    (11,243)    (25,773)    (33,617)     (37,194)     (43,248)
  Multi-family:
     5-36 units.......................................     (6,239)    (10,756)    (13,175)     (54,314)     (39,743)
     37 or more units.................................       (551)     (5,860)     (7,923)     (33,932)     (28,149)
  Non-residential.....................................     (5,619)    (12,996)    (14,490)     (73,602)     (43,675)
                                                         --------    --------    --------    ---------    ---------
        Total real estate.............................    (23,652)    (55,385)    (69,205)    (199,042)    (154,815)
  Commercial..........................................     (1,992)        (68)       (974)      (2,340)      (6,353)
  Consumer............................................     (3,408)     (3,043)     (2,842)      (4,595)      (6,904)
                                                         --------    --------    --------    ---------    ---------
        Total charge-offs.............................    (29,052)    (58,496)    (73,021)    (205,977)    (168,072)
                                                         --------    --------    --------    ---------    ---------
Recoveries:
  Single-family 1-4 units.............................        272         167         149          334        1,013
  Multi-family:
     5-36 units.......................................         --           8         288           --          440
     37 or more units.................................        286         248         231          800          878
  Non-residential.....................................        799       1,159       2,929        9,572        2,339
                                                         --------    --------    --------    ---------    ---------
        Total real estate.............................      1,357       1,582       3,597       10,706        4,670
  Commercial..........................................      4,341       3,575       5,590        4,748        6,873
  Consumer............................................        901       1,062       1,098        1,840        2,735
                                                         --------    --------    --------    ---------    ---------
        Total recoveries..............................      6,599       6,219      10,285       17,294       14,278
                                                         --------    --------    --------    ---------    ---------
        Net charge-offs...............................    (22,453)    (52,277)    (62,736)    (188,683)    (153,794)
                                                         --------    --------    --------    ---------    ---------

Additions due to acquisitions(1):
  Single-family 1-4 units.............................      5,968          --          --        2,535           --
  Non-residential.....................................     10,921         219          --       14,815           --
  Commercial..........................................         --       3,857          --           --           --
  Consumer............................................         14          --          --           --           --
                                                         --------    --------    --------    ---------    ---------
        Total additions...............................     16,903       4,076          --       17,350           --
                                                         --------    --------    --------    ---------    ---------

Deletions due to sale of subsidiary(2):
  Single-family 1-4 units.............................         --          --          --       (2,389)          --
  Multi-family:
     5-36 units.......................................         --          --          --       (1,282)          --
     37 or more units.................................         --          --          --         (401)          --
  Non-residential.....................................         --          --          --       (2,127)          --
  Consumer............................................         --          --          --         (190)          --
                                                         --------    --------    --------    ---------    ---------
        Total deletions...............................         --          --          --       (6,389)          --
                                                         --------    --------    --------    ---------    ---------

Allowance for loan losses, ending balance.............   $156,482    $163,759    $186,756    $ 209,142    $ 320,714
                                                         ========    ========    ========    =========    =========

________

(1) Represents the allowance for loan losses recorded in connection with the acquisitions of CENFED in fiscal 1998 and TransWorld and OneCentral in fiscal 1997, and with the acceptance of loans receivable as part of the consideration for assuming the deposit liabilities of Union Federal in fiscal 1995. For additional information, see Note 4 of the Notes to Consolidated Financial Statements.

(2) Represents the reduction of the allowance for loan losses due to the sale of University Savings.

     The following table indicates the ratio of the Company's charge-offs (net of recoveries) to average gross loans by category for the periods indicated (dollars in thousands):

                                                                      YEARS ENDED JUNE 30
                                        ------------------------------------------------------------------------------
                                             1998              1997             1996           1995           1994
                                        ------------------------------------------------------------------------------
Single-family 1-4 units:
  Average gross loans................   $ 9,588,733       $ 8,201,070       $ 6,952,741    $ 5,958,760    $ 5,823,737
  Net charge-offs....................        10,971            25,606            33,468         36,860         42,235
  Net charge-offs/average
    gross loans......................          0.11%             0.31%             0.48%          0.62%          0.73%

Multi-family 5-36 units:
  Average gross loans................     1,491,203         1,521,046         1,619,099      1,797,216      2,054,056
  Net charge-offs....................         6,239            10,748            12,887         54,314         39,303
  Net charge-offs/average
    gross loans......................          0.42%             0.71%             0.80%          3.02%          1.91%

Multi-family 37 or more units:
  Average gross loans................       329,314           372,734           439,609        521,496        633,694
  Net charge-offs....................           265             5,612             7,692         33,132         27,271
  Net charge-offs/average
    gross loans......................          0.08%             1.51%             1.75%          6.35%          4.30%

Non-residential:
  Average gross loans................     1,282,947         1,282,119         1,493,908      1,715,168      1,940,320
  Net charge-offs....................         4,820            11,837            11,561         64,030         41,336
  Net charge-offs/average
    gross loans......................          0.38%             0.92%             0.77%          3.73%          2.13%

Commercial:
  Average gross loans................       225,288            85,226            16,618         35,028         66,061
  Net charge-offs
    (recoveries).....................        (2,349)           (3,507)           (4,616)        (2,408)          (520)
  Net charge-offs
    (recoveries)/
    average gross loans..............         (1.04)%(1)        (4.11)%(1)       (27.78)%        (6.87)%        (0.79)%

Consumer:
  Average gross loans................       135,367            96,922            76,880         93,826        135,704
  Net charge-offs....................         2,507             1,981             1,744          2,755          4,169
  Net charge-offs/average
    gross loans......................          1.85%             2.04%             2.27%          2.94%          3.07%

Total:
  Average gross loans................   $13,052,852       $11,559,117       $10,598,855    $10,121,494    $10,653,572
  Net charge-offs....................        22,453            52,277            62,736        188,683        153,794
  Net charge-offs/average
    gross loans......................          0.17%             0.45%             0.59%          1.86%          1.44%

__________
(1) Excluding business banking loans from the average gross loan balances, this ratio would have been (201.3)% and (68.4)% in fiscal 1998 and 1997, respectively.

    The following tables set forth the allocation of Golden State's allowance for loan losses by property type as of the dates indicated (dollars in thousands):

                                                              JUNE 30, 1998
                                           ------------------------------------------------------
                                             PERCENT OF                               PERCENT OF
                                              LOANS TO                                ALLOWANCE
                                               TOTAL        GROSS                      TO GROSS
                                               LOANS        LOANS       ALLOWANCE       LOANS
                                           ------------------------------------------------------
Single-family 1-4 units................        74.11%    $10,355,638    $ 48,568         0.47%
Multi-family:
 5-36 units............................        10.77       1,504,858      31,087         2.07
 37 or more units......................         2.24         313,575      11,724         3.74
Non-residential........................         9.73       1,358,880      30,988         2.28
Commercial.............................         2.08         290,515      11,749         4.04
Consumer...............................         1.07         150,050      22,366        14.91
                                              ------     -----------    --------
                                              100.00%    $13,973,516    $156,482         1.12%
                                              ======     ===========    ========


                                                              JUNE 30, 1997
                                          ---------------------------------------------------------
                                             PERCENT OF                               PERCENT OF
                                              LOANS TO                                ALLOWANCE
                                               TOTAL       GROSS                      TO GROSS
                                               LOANS       LOANS        ALLOWANCE       LOANS
                                          ---------------------------------------------------------
Single-family 1-4 units................         72.71%        $ 8,821,828    $ 52,579     0.60%
Multi-family:
 5-36 units............................         12.18           1,477,549      43,852     2.97
 37 or more units......................          2.84             345,052      16,496     4.78
Non-residential........................          9.95           1,207,013      35,280     2.92
Commercial.............................          1.32             160,061       7,552     4.72
Consumer...............................          1.00             120,685       8,000     6.63
                                                -----         -----------    --------
                                               100.00%        $12,132,188    $163,759     1.35%
                                               ======         ===========    ========

                                                              JUNE 30, 1996
                                          ---------------------------------------------------------
                                            PERCENT OF                               PERCENT OF
                                             LOANS TO                                 ALLOWANCE
                                              TOTAL        GROSS                      TO GROSS
                                              LOANS        LOANS        ALLOWANCE       LOANS
                                          ---------------------------------------------------------
Single-family 1-4 units..............        69.00%    $ 7,580,312    $ 56,833         0.75%
Multi-family:
 5-36 units..........................        14.24       1,564,542      48,628         3.11
 37 or more units....................         3.65         400,415      26,062         6.51
Non-residential......................        12.35       1,357,225      47,260         3.48
Commercial...........................         0.09          10,391       4,699        45.22
Consumer.............................         0.67          73,158       3,274         4.48
                                            ------     -----------    --------
                                            100.00%    $10,986,043    $186,756         1.70%
                                            ======     ===========    ========


                                                                   JUNE 30, 1995
                                               ---------------------------------------------------------
                                                  PERCENT OF                               PERCENT OF
                                                   LOANS TO                                ALLOWANCE
                                                    TOTAL       GROSS                      TO GROSS
                                                    LOANS       LOANS        ALLOWANCE       LOANS
                                               ---------------------------------------------------------
Single-family 1-4 units..............                  61.94%    $ 6,325,170    $ 44,483       0.70%
Multi-family:
 5-36 units..........................                  16.39       1,673,656      41,736       2.49
 37 or more units....................                   4.69         478,803      31,569       6.59
Non-residential......................                  15.97       1,630,590      83,086       5.10
Commercial...........................                   0.22          22,844       4,176      18.28
Consumer.............................                   0.79          80,603       4,092       5.08
                                                      ------     -----------    --------
                                                      100.00%    $10,211,666    $209,142       2.05%
                                                      ======     ===========    ========











                                                                                 June 30, 1994
                                                            ------------------------------------------------------
                                                              PERCENT OF                               PERCENT OF
                                                               LOANS TO                                ALLOWANCE
                                                                TOTAL       GROSS                      TO GROSS
                                                                LOANS       LOANS        ALLOWANCE       LOANS
                                                            ------------------------------------------------------
Single-family 1-4 units.................................        55.75%    $ 5,592,349    $ 44,667         0.80%
Multi-family:
 5-36 units.............................................        19.15       1,920,777      65,878         3.43
 37 or more units.......................................         5.62         564,188      61,867        10.97
Non-residential.........................................        17.94       1,799,746     137,775         7.66
Commercial..............................................         0.47          47,212       6,052        12.82
Consumer................................................         1.07         107,049       4,475         4.18
                                                               ------     -----------    --------
                                                               100.00%    $10,031,321    $320,714         3.20%
                                                               ======     ===========    ========

  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

  The Company's allowance for loan losses, expressed both in dollars and as a percent of loans receivable, decreased during fiscal 1998, reflecting reduced levels of delinquencies and charge-offs, continued improvements in classified asset levels, and a 15% increase in the size of the gross loan portfolio from $12.1 billion at June 30, 1997 to $14.0 billion at June 30, 1998. The increases in allowance allocations to consumer and commercial lending reflect growth in the respective loan portfolios and the Company's limited experience to date in managing the credit performance of these new lines of business.

  The following tables compare the Company's gross loans, allowance for loan losses, non-accrual loans and non-performing assets ("NPAs") by property type as of the dates indicated (dollars in thousands):


                                                                            PERCENT OF
                                                                 NON-      ALLOWANCE TO                  PERCENT OF   PERCENT OF
                                         GROSS                 ACCRUAL      NON-ACCRUAL                   NPAS TO     ALLOWANCE
JUNE 30, 1998                            LOAN      ALLOWANCE    LOANS         LOANS         NPAs(1)     GROSS LOANS    TO NPAs
-------------                        -----------   ---------   ---------   ------------  -----------    -----------  -----------
Single-family 1-4 units...........   $10,355,638    $ 48,568    $70,188          69.20%   $ 93,194         0.90%        52.11%
Multi-family:
  5-36 units......................     1,504,858      31,087      7,615         408.23      10,702         0.71        290.48
  37 or more units................       313,575      11,724        417       2,811.51         417         0.13      2,811.51
Non-residential...................     1,358,880      30,988     14,504         213.65      26,686         1.96        116.12
Commercial........................       290,515      11,749      1,828         642.72       1,828         0.63        642.72
Consumer..........................       150,050      22,366      1,442       1,551.04       1,442         0.96      1,551.04
                                     -----------    --------    -------                   --------
                                     $13,973,516    $156,482    $95,994         163.01%   $134,269         0.96%       116.54%
                                     ===========    ========    =======                   ========



                                                                             PERCENT OF
                                                                   NON-      ALLOWANCE TO                  PERCENT OF    PERCENT OF
                                          GROSS                  ACCRUAL     NON-ACCRUAL                    NPAs TO      ALLOWANCE
JUNE 30, 1998                             LOANS      ALLOWANCE    LOANS         LOANS         NPAs(1)      GROSS LOANS    TO NPAs
-------------                          -----------   ---------   ---------   ------------  -----------     -----------  ----------
Single-family 1-4 units.............   $ 8,821,828    $ 52,579   $ 82,989          63.36%   $117,105         1.33%        44.90%
Multi-family:
  5-36 units........................     1,477,549      43,852     21,087         207.96      29,501         2.00        148.65
  37 or more units..................       345,052      16,496      3,121         528.55       5,054         1.46        326.39
Non-residential.....................     1,207,013      35,280     30,672         115.02      50,841         4.21         69.39
Commercial..........................       160,061       7,552        859         879.16         859         0.54        879.16
Consumer............................       120,685       8,000      1,567         510.53       1,598         1.32        500.63
                                       -----------    --------   --------                   --------
                                       $12,132,188    $163,759   $140,295         116.72%   $204,958         1.69%        79.90%
                                       ===========    ========   ========                   ========

__________
(1) Comprised of non-accrual loans and REO and other repossessed assets.

  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Allowance for Loan Losses" for discussion of the allowance for loan losses at June 30, 1998.



                  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

  The procedures for foreclosure of the Company's real estate loans are governed by the laws of the states in which the loan collateral is located. In California, the Company normally utilizes the non-judicial foreclosure sale procedures available under applicable state law. In Florida, where the Company formerly had offices and where properties secured $799 million of its mortgage loans at June 30, 1998, judicial foreclosure is normally required. The borrowers' rights of redemption under the laws of the respective states are also different. In California, the right to cure the default and reinstate the loan terminates five days before the scheduled trustee sale under a deed of trust. In Florida, the borrower generally may cure the default under a mortgage at any time during foreclosure proceedings and until the certificate of title is issued, usually 10 days after the sale, by making all delinquent payments and paying all charges, including legal fees. Florida law permits a mortgage lender to seek a deficiency judgment against a borrower in default when the proceeds of the foreclosure sale are not sufficient to satisfy the loan balance. Such judgments are ordinarily not permitted or are impractical in California. In most foreclosure sales, the Company acquires title to the property. REO is recorded and carried at the lower of the recorded investment in the loan or the fair value of the asset received less selling costs. The fair value of the asset received is based on the current appraised value less estimated selling costs. See Note 9 of the Notes to Consolidated Financial Statements for information on the geographical location of REO as of June 30, 1998 and 1997.

  The following table shows the Company's REO and other repossessed assets, net of specific valuation allowances, and gross of the general valuation allowance, by property type as of the dates indicated (in thousands):

                                                                                       JUNE 30
                                                                 --------------------------------------------------
                                                                   1998      1997      1996       1995       1994
                                                                 --------------------------------------------------
Single-family 1-4 units........................................   $23,006   $34,116   $39,693   $ 37,316   $ 43,231
Multi-family:
  5-36 units...................................................     3,087     8,414    11,668     18,131     27,180
  37 or more units.............................................        --     1,933     4,827      5,716      2,792
Non-residential................................................    12,182    20,169    25,893     50,024     79,089
                                                                  -------   -------   -------   --------   --------
     Total real estate.........................................    38,275    64,632    82,081    111,187    152,292
Other repossessed assets.......................................        --        31       123         93        127
                                                                  -------   -------   -------   --------   --------
                                                                  $38,275   $64,663   $82,204   $111,280   $152,419
                                                                  =======   =======   =======   ========   ========

  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--Non-Performing Assets and Restructured Loans" for discussion regarding REO activity for fiscal 1998.


                           MORTGAGE-BACKED SECURITIES

  The Company purchases mortgage-backed securities from time to time to meet its balance sheet size objectives, to augment loan originations and whole loan purchases, and to replace loan portfolio and mortgage-backed securities run-off. The Company's primary choice for such purposes for the last three fiscal years has been mortgage pass-through securities that are issued or guaranteed by certain agencies including the Government National Mortgage Association ("GNMA"), Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"). These securities are backed by pools of fixed-rate and adjustable-rate single-family mortgage loans and are obtained either through cash purchase or through securitization of the Company's single-family mortgage loans. The Company uses these securities to collateralize borrowings, to secure public agency deposits, to reduce the Company's credit risk exposure through the agency guarantees of the securities and to reduce its regulatory capital requirements. During fiscal 1998, $584.1 million and $171.7 million of these securities were obtained through cash purchase and securitizations, respectively. The gross amount of these agency related securities totaled $1.6 billion at June 30, 1998.

  The following tables summarize the composition of Golden State's held to maturity and available for sale mortgage-backed securities portfolios by security type as of the dates indicated (dollars in thousands):

                                                                         JUNE 30
                                           ------------------------------------------------------------------
                                              1998          1997          1996          1995          1994
                                           ------------------------------------------------------------------
Held to maturity:
  FNMA..................................   $  336,318    $  422,701    $  489,919    $  579,486    $  665,634
  FHLMC.................................      221,364       266,272       298,090       329,081       100,879
  GNMA..................................      176,949       230,410       273,690       325,025       356,898
                                           ----------    ----------    ----------    ----------    ----------
     Total agency securities............      734,631       919,383     1,061,699     1,233,592     1,123,411
  Pass-through securities...............      156,263       212,595       256,781     1,499,337     1,867,312
  Subordinated securities...............       17,422        21,926        25,855        31,909        36,720
  Collateralized mortgage obligations...           --            --            --     1,878,117     2,037,867
  Residual collateralized mortgage
     obligations........................           --            --           277         4,760         7,043
                                           ----------    ----------    ----------    ----------    ----------

     Total gross........................      908,316     1,153,904     1,344,612     4,647,715     5,072,353
  Unamortized premiums..................        8,417        11,557        14,664        77,369        98,154
  Deferred loan origination fees........       (2,140)       (2,636)       (3,041)       (3,677)       (3,321)
                                           ----------    ----------    ----------    ----------    ----------
     Total, at amortized cost...........      914,593     1,162,825     1,356,235     4,721,407     5,167,186
                                           ----------    ----------    ----------    ----------    ----------

Available for sale:
  GNMA..................................      485,221       514,321       113,181         1,840        60,115
  FHLMC.................................      242,722        44,859           142           161       109,135
  FNMA..................................      163,745        14,133            28            32            36
                                           ----------    ----------    ----------    ----------    ----------
     Total agency securities............      891,688       573,313       113,351         2,033       169,286
  Pass-through securities...............      512,961       496,784       704,586            --        33,301
  Collateralized mortgage obligations...       50,104        24,831        58,357            --            --
  Residual collateralized mortgage
     obligations........................           --           100            --            --            --
                                           ----------    ----------    ----------    ----------    ----------
     Total gross........................    1,454,753     1,095,028       876,294         2,033       202,587
  Unrealized (loss) gain................       (4,914)       (2,320)      (16,076)           53        (4,765)
  Unamortized premiums
    (discounts).........................       10,931        24,001        24,337           (36)       (1,176)
  Deferred loan origination fees........           --            --            --            --           (53)
                                           ----------    ----------    ----------    ----------    ----------
     Total, at fair value...............    1,460,770     1,116,709       884,555         2,050       196,593
                                           ----------    ----------    ----------    ----------    ----------

Total mortgage-backed securities, net...   $2,375,363    $2,279,534    $2,240,790    $4,723,457    $5,363,779
                                           ==========    ==========    ==========    ==========    ==========

Weighted average yield on mortgage-
 backed securities portfolio at end of
 period.................................         6.37%         6.78%         6.26%         6.30%         5.28%
                                           ==========    ==========    ==========    ==========    ==========

  The following table presents the Company's gross mortgage-backed securities portfolio (before adjustment for unamortized premiums and discounts, deferred loan origination fees, and any unrealized loss on mortgage-backed securities available for sale) by note type and the distribution of adjustable-rate mortgage-backed securities among the major underlying indices at the dates indicated (dollars in millions):

                                                                         JUNE 30, 1998                  JUNE 30, 1997
                                                                  --------------------------------------------------------------
                                                                                        PERCENT                       PERCENT
                                                                        AMOUNT          OF TOTAL       AMOUNT         OF TOTAL
                                                                  --------------------------------------------------------------
Adjustable-rate:
  6-month Treasury Bills.......................................         $  322             14%         $  411            18%
  1-Year Treasury Bills (1)....................................          1,237             52           1,285            57
  11th District Cost of Funds..................................            334             14             131             6
  Prime........................................................              6             --               8            --
  Other........................................................            129              6             117             6
                                                                        ------            ---          ------           ---
                                                                         2,028             86           1,952            87
Fixed-rate.....................................................            335             14             297            13
                                                                        ------            ---          ------           ---
                                                                        $2,363            100%         $2,249           100%
                                                                        ======            ===          ======           ===
----------------------

(1) Includes $204 million and $239 million at June 30, 1998 and 1997, respectively, of mortgage-backed securities with interest rates that are fixed for three to five years and then convert to adjustable rates for the remainder of the loan term.


    The following table sets forth the activity in the Company's mortgage-backed securities portfolio for the periods indicated (in thousands):

                                                                                YEARS ENDED JUNE 30
                                                       --------------------------------------------------------------------
                                                          1998          1997           1996          1995           1994
                                                       --------------------------------------------------------------------
Mortgage-backed securities, beginning
   balance..........................................   $2,279,534    $2,240,790    $ 4,723,457    $5,363,779    $ 4,044,744
Purchases...........................................      584,101       498,066        115,595           958      3,524,460
Loans exchanged for mortgage-backed
   securities.......................................      171,737        42,222        145,826       268,436      1,470,844
Acquisitions(1).....................................      355,972         5,909             --        23,963             --
Sales(2)............................................     (294,767)      (42,222)    (1,838,289)      (12,099)    (1,223,167)
Principal repayments................................     (702,906)     (475,949)      (851,974)     (711,881)    (2,474,146)
Amortization of unearned premium....................      (13,393)      (10,486)       (20,810)      (19,786)       (58,316)
Other changes.......................................       (4,915)       21,204        (33,015)       (3,214)        79,360
University Savings mortgage-backed securities
   sold(1)..........................................           --            --             --      (186,699)            --
                                                       ----------    ----------    -----------    ----------    -----------
Net increase (decrease).............................       95,829        38,744     (2,482,667)     (640,322)     1,319,035
                                                       ----------    ----------    -----------    ----------    -----------
Mortgage-backed securities, ending balance..........   $2,375,363    $2,279,534    $ 2,240,790    $4,723,457    $ 5,363,779
                                                       ==========    ==========    ===========    ==========    ===========

__________
(1) Represents mortgage-backed securities acquired from CENFED in fiscal 1998, TransWorld and OneCentral in fiscal 1997, and from Union Federal in fiscal 1995. For information regarding the CENFED, TransWorld and OneCentral transactions, see Note 4 of the Notes to Consolidated Financial Statements.

(2) Includes loans originated by the Company and converted to mortgage-backed securities.

  The following table summarizes the contractual maturities of the Company's gross mortgage-backed securities portfolio as of June 30, 1998 (dollars in thousands):


                                            ------------------------------------------------------------------------------------
                                                             DUE AFTER YEAR 1   DUE AFTER YEAR 5
                                            DUE IN YEAR 1     THROUGH YEAR 5    THROUGH YEAR 10    DUE AFTER YEAR 10      TOTAL
                                            ------------------------------------------------------------------------------------
Held to maturity:
  FNMA.................................          $   --             $5,594             $   --          $  330,724    $  336,318
  FHLMC................................              --                 --                 --             221,364       221,364
  GNMA.................................              --                 --                 --             176,949       176,949
                                                 ------             ------             ------          ----------    ----------
     Total agency securities...........              --              5,594                 --             729,037       734,631
  Pass-through securities..............              --                 --                 --             156,263       156,263
  Subordinated securities..............              --                 --                 --              17,422        17,422
                                                 ------             ------             ------          ----------    ----------
                                                 $   --             $5,594             $   --          $  902,722    $  908,316
                                                 ======             ======             ======          ==========    ==========
  Weighted average coupon                            --               6.50%                --                7.01%         7.01%
    rate...............................          ======             ======             ======          ==========    ==========


Available for sale:
  GNMA.................................          $   --             $   --             $  109          $  485,112    $  485,221
  FHLMC................................           1,310                496                 10             240,906       242,722
  FNMA.................................             273              2,917                 --             160,555       163,745
                                                 ------             ------             ------          ----------    ----------
     Total agency securities...........           1,583              3,413                119             886,573       891,688
  Pass-through securities..............              --                 --                 --             512,961       512,961
  Collateralized mortgage obligations..              --                 --              6,828              43,276        50,104
                                                 ------             ------             ------          ----------    ----------
                                                 $1,583             $3,413             $6,947          $1,442,810    $1,454,753
                                                 ======             ======             ======          ==========    ==========
  Weighted average coupon
    rate...............................            7.55%              6.09%              7.06%               6.92%         6.92%
                                                 ======             ======             ======          ==========    ==========

Total gross mortgage-backed
 securities............................          $1,583             $9,007             $6,947          $2,345,532    $2,363,069
                                                 ======             ======             ======          ==========    ==========
Weighted average coupon rate on
    total gross mortgage-backed
   securities portfolio at end of                  7.55%              6.35%              7.06%               6.96%         6.96%
    period.............................          ======             ======             ======          ==========    ==========




                           LIQUIDITY AND INVESTMENTS

  The Company is required by federal regulations to maintain a specified minimum amount of liquid assets which may be invested in specified types of securities and is also permitted to make certain other securities investments. The balance of securities investments maintained by the Company in excess of regulatory requirements reflects management's objective of maintaining liquidity at a level necessary to meet operating requirements, taking into account anticipated cash flows and available sources of credit, to afford future flexibility to meet withdrawal requests and loan commitments or to make other investments. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", for discussion of the Company's current investing strategies.

  The OTS currently requires savings institutions to maintain eligible liquid assets as defined by federal regulations in an amount equal to or greater than 4% of average deposits and borrowings. This liquidity requirement may be changed from time to time by the OTS Director to any amount within the range of 4% to 10% and the OTS Director has the authority to prescribe different liquidity requirements for different classes of savings institutions, which classes may be determined in accordance with criteria selected by the OTS Director. See "Regulation" below. The Company's qualified regulatory liquidity percentage of 4.38% for the month of June 1998 exceeded the regulatory requirement.

  The following table summarizes Golden State's cash and short-term, highly liquid securities by type at the dates indicated (in thousands):

                                                                                    JUNE 30
                                                             -----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                             -----------------------------------------------------
Federal funds sold.........................................   $ 27,000   $     --   $ 33,000   $ 16,000   $ 45,961
Securities purchased under resale agreements...............    145,000    482,000    375,000    280,000    270,000
Whole loans purchased under resale agreements..............         --    150,000     25,000         --         --
                                                              --------   --------   --------   --------   --------
                                                               172,000    632,000    433,000    296,000    315,961
Cash and amounts due from banks............................    311,278    221,557    153,608    139,697    164,576
                                                              --------   --------   --------   --------   --------
                                                              $483,278   $853,557   $586,608   $435,697   $480,537
                                                              ========   ========   ========   ========   ========


  The following table summarizes the carrying amount of Golden State's other investments (excluding Federal Home Loan Bank ("FHLB") stock) at the dates indicated (in thousands):

                                                                                    JUNE 30
                                                             -----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                             -----------------------------------------------------

Certificates of deposit....................................       $ 2,200    $ 4,005   $ 10,786   $10,059  $ 13,716
U.S. Government and Federal agency obligations.............        39,471     25,690      8,086    17,354   148,056
Obligations of municipalities(1)...........................        83,763         --         --        --        --
Equity securities..........................................         2,915      2,104          5         5        52
Commercial paper...........................................            --         --         --    14,908     1,564
FHLB deposits..............................................            --         --         --        --     1,668
Mortgage-backed collateralized notes.......................            --         --         --        --       605
Other......................................................            --         --         --        --       379
                                                                 --------    -------   --------   -------  --------
                                                                 $128,349    $31,799   $ 18,877   $42,326  $166,040
                                                                 ========    =======   ========   =======  ========

------------------------

(1) Acquired in the April 1998 CENFED merger.

  Shown below are the carrying amounts and weighted average rates of other investments (excluding FHLB stock) at June 30, 1998, with related remaining terms to maturity (dollars in thousands):

                                                                                                               WEIGHTED
                                                                                                 CARRYING       AVERAGE
                                                                                                  AMOUNT         RATE
                                                                                               --------------------------
Certificates of deposit maturing within 1 year...............................................     $  2,200        5.55%
U.S. Government and Federal agency obligations:
  Maturing within 1 year.....................................................................       12,404        5.06
  Maturing in 1-5 years......................................................................       25,040        5.59
  Maturing in 5-10 years.....................................................................        2,027        5.75
Obligations of municipalities:
  Maturing after 10 years....................................................................       83,763        3.81
Equity securities............................................................................        2,915          --
                                                                                                  --------
                                                                                                  $128,349        4.23%
                                                                                                  ========



                       MORTGAGE LOAN SERVICING ACTIVITIES

  The Company services mortgage loans for other loan investors in exchange for servicing fees. Mortgage loan servicing activities include: collecting payments from borrowers; forwarding the payments to the loans' investors along with an accounting of the allocation of the payments, the loans' payment status, and custodial funds held by the Company; holding impounded borrower funds for the payment of taxes and insurance; if necessary, foreclosing on delinquent borrowers; and advancing corporate funds when impounded funds on hand are inadequate to pay property taxes and insurance, or as otherwise needed to protect the investors' interest in the loans.

  The Company enters into agreements to service mortgage loans for others primarily through the purchase of servicing rights from other servicers, and, to a lesser extent, through the sale of mortgage loans it has originated while retaining the right to service the loans. Of the Company's $25.3 billion in unpaid principal balance of mortgage loans serviced for others at June 30, 1998, approximately $22.9 billion was obtained through the purchase of servicing agreements and $2.4 billion was obtained through the sale of Company-originated mortgage loans with servicing rights retained.

  The Company receives fees from loan investors, generally expressed as a percent of the unpaid balance of the mortgage loans serviced, and retains any late charges or other fees collected from the borrowers. Servicing fees are collected from the borrowers' payments, or in the event of default by the borrower, from the investor's proceeds from foreclosure of the real estate collateral. During the period the borrower is not making payments, the Company receives no fees and may be required to advance corporate funds to meet contractual principal and interest pass-through requirements for certain investors, maintain current property taxes and insurance, move the loan through the foreclosure process, and to obtain title to, prepare and market foreclosed real estate collateral. The Company generally recovers advanced funds from borrowers of reinstated and performing loans, and from investors of foreclosed loans. At June 30, 1998 and 1997, 0.98% and 1.11%, respectively, of the Company's mortgage loans serviced for others were delinquent 30 days or more.

  The following table summarizes the activity in the Company's portfolio of mortgage loans serviced for others for the periods indicated (in millions):


                                                                                     YEARS ENDED JUNE 30
                                                                          -----------------------------------------
                                                                            1998       1997       1996       1995
                                                                          -----------------------------------------
  Portfolio of mortgage loans serviced for others, beginning balance....   $29,598    $14,168    $11,678    $10,085
  Add:  Servicing purchased.............................................        --     17,184      3,696      2,803
        Servicing acquired in the CENFED merger.........................       447         --         --         --
        Servicing retained on loans sold................................       386         92         --         --
  Less: Amortization, prepayments and foreclosures......................    (5,162)    (1,846)    (1,206)    (1,210)
                                                                           -------    -------    -------    -------
  Portfolio of mortgage loans serviced for others, ending balance......    $25,269    $29,598    $14,168    $11,678
                                                                           =======    =======    =======    =======

  The Company's Consolidated Statements of Financial Condition include "Mortgage Servicing Assets" ("MSA") recorded at the lower of the amortized cost or the estimated fair value of servicing rights acquired by the Company through purchase, merger or retention of the servicing rights relating to mortgage loans sold. As more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 requires the recognition of a servicing asset or liability for mortgage loans sold where the Company retains the servicing rights. The amount recognized is an allocation of the carrying value of the mortgage loan sold based on the relative fair value of the mortgage loan to the servicing rights retained. SFAS 125 also requires recognition of a valuation allowance for impairment, if any, in the fair value of the MSA.

  The following table summarizes activity in the Company's MSA and the related valuation allowance for the periods indicated (in thousands):

                                                                                      YEARS ENDED JUNE 30
                                                                        ------------------------------------------------
                                                                            1998         1997        1996        1995
                                                                        ------------------------------------------------
  MORTGAGE SERVICING ASSETS ACTIVITY:

  MSA, beginning balance.............................................    $288,519      $127,399    $ 99,122    $ 68,719
  Purchases..........................................................       1,021(1)    187,343      50,836      51,537
  Addition due to CENFED acquisition.................................       8,318            --          --          --
  Servicing rights on loans sold with servicing rights retained......       4,890         1,119          --          --
  Amortization.......................................................     (49,245)      (27,342)    (22,559)    (19,131)
  Decrease due to sale of University Savings.........................          --            --          --      (2,003)
                                                                         --------      --------    --------    --------
  MSA, ending balance................................................    $253,503      $288,519    $127,399    $ 99,122
                                                                         ========      ========    ========    ========

  VALUATION ALLOWANCE ACTIVITY:

  MSA valuation allowance, beginning balance.........................    $ (4,047)     $     --
  Additions charged to loan servicing income.........................      (6,142)       (4,047)
                                                                         --------      --------
  MSA valuation allowance, ending balance............................    $(10,189)     $ (4,047)
                                                                         ========      ========

--------------
(1) Consists of capitalized costs and adjustments related to prior years' purchases.

     The fair values of the Company's MSA at June 30, 1998 and 1997 were $297.6 million and $353.5 million, respectively. The fair value of the Company's servicing portfolio is estimated by applying market assumptions for the serviced loans to estimate servicing-related income and expenses over the underlying loans' estimated lives, and discounting the estimated future net servicing income at the current market discount rate. The assets are summarized by risk attribute strata and a valuation allowance is recorded as the sum of the impairment amounts for all strata with impairment. For purposes of defining impairment strata, the Company groups loans by interest rate, by whether the loan is government-insured, and by whether the loan has a fixed or adjustable interest rate. Fair value is significantly influenced by market prepayment expectations. Prepayment expectations are influenced by the difference between the mortgage loans' interest rates and current market interest rates. During periods of decreasing interest rates, the market anticipates that homeowners will be more likely to refinance their existing mortgage loans; during periods of increasing interest rates, the market anticipates that homeowners will be less inclined to refinance their existing mortgage loans. The slower prepayments anticipated in times of rising interest rates result in a longer estimated period of net servicing income for the existing servicing portfolio, and therefore increases its value. Conversely, the faster prepayments anticipated in times of declining interest rates result in a shorter estimated period of net servicing income and therefore decreases the value of the Company's servicing portfolio.

     The following table summarizes the Company's portfolio of mortgage loans serviced for others by interest rate at June 30, 1998 (dollars in thousands):

                                                                                      WEIGHTED AVERAGE       WEIGHTED AVERAGE
                       INTEREST                          NUMBER OF     PRINCIPAL         SERVICE FEE      REMAINING CONTRACTUAL
                         RATE                              LOANS        BALANCE       (IN BASIS POINTS)      TERM (IN MONTHS)
                         ----                            -------------------------------------------------------------------------
  Less than 6.5%......................................       4,315     $   468,537            33.7                      177
  6.50-6.99...........................................      18,301       2,466,816            26.3                      194
  7.00-7.49...........................................      49,619       7,358,008            29.2                      262
  7.50-7.99...........................................      58,560       8,582,464            26.7                      280
  8.00-8.49...........................................      36,690       3,837,659            41.6                      283
  8.50-8.99...........................................      26,079       1,621,156            48.5                      261
  9.00-9.49...........................................       6,472         276,897            49.6                      212
  9.50-9.99...........................................       6,180         245,699            56.1                      191
  10.00 and over......................................       6,754         411,649            36.3                      188
                                                           -------     -----------
                                                           212,970     $25,268,885            31.9                      261
                                                           =======     ===========

  The following table sets forth the geographic distribution of the Company's portfolio of mortgage loans serviced for others at June 30, 1998 (dollars in thousands):

                                                                                                                 PERCENT OF
                                                                                 NUMBER OF      PRINCIPAL      TOTAL PRINCIPAL
   STATE                                                                           LOANS         BALANCE           BALANCE
   -----                                                                        -------------------------------------------------

   California.................................................................      124,228      $17,284,546               68%
   Florida....................................................................       40,259        2,174,765                9
   New York...................................................................        3,510          668,176                3
   New Jersey.................................................................        3,379          557,339                2
   Texas......................................................................        6,473          547,006                2
   Maryland...................................................................        2,497          431,016                2
   Virginia...................................................................        2,033          360,284                1
   Colorado...................................................................        3,134          328,764                1
   Washington.................................................................        1,979          238,088                1
   Others(1)..................................................................       25,478        2,678,901               11
                                                                                    -------      -----------              ---
                                                                                    212,970      $25,268,885              100%
                                                                                    =======      ===========              ===

-------------
(1) No other state represents more than 1% of the Company's mortgage servicing portfolio measured by unpaid principal balance.

                                    DEPOSITS

  The Company's deposits are obtained primarily in California, where its branch offices are located. The Company attracts checking and other daily access type accounts as well as short-term and long-term certificate accounts from the general public by providing a wide assortment of accounts and interest rates. The Company's customer deposit accounts include savings, checking and money market accounts, certificates of deposit with fixed terms ranging from three months to five years, and negotiated rate $95,000 and over "jumbo" certificates with maturities ranging from 14 days to five years. Included among these savings programs are individual retirement accounts and Keogh retirement accounts. Jumbo certificates are obtained from a diverse customer base which includes state and local governments, private individuals, corporations and non-profit organizations.

  The following table sets forth information regarding the amounts of deposits in the various types of deposit programs offered by the Company as of the dates indicated (dollars in thousands):

                                                                         JUNE 30
                                         -----------------------------------------------------------------------
                                              1998          1997          1996          1995           1994
                                         -----------------------------------------------------------------------
Daily access:
  Checking.............................   $ 1,812,869    $1,198,011    $  778,980    $  661,853    $   850,112
  Savings..............................       477,199       452,225       492,777       551,905      1,236,446
  Money-market.........................     2,379,249     2,119,553     1,719,319     1,272,012      1,038,944
                                          -----------    ----------    ----------    ----------    -----------
     Total daily access................     4,669,317     3,769,789     2,991,076     2,485,770      3,125,502
                                          -----------    ----------    ----------    ----------    -----------
Certificates with original
 maturities of:
  6 months and under...................       706,779       803,849       955,203       870,733      1,426,838
  Over 6 months to 18 months...........     3,328,793     2,951,465     2,797,297     2,758,070      3,428,317
  Over 18 months to 30 months..........       929,305     1,096,788       961,912     1,345,524      1,288,984
  Over 30 months.......................       728,697       552,342       770,786       737,891      1,088,872
  Jumbo certificates...................       335,374       182,676       247,702       536,892        561,293
                                          -----------    ----------    ----------    ----------    -----------
     Total certificates................     6,028,948     5,587,120     5,732,900     6,249,110      7,794,304
                                          -----------    ----------    ----------    ----------    -----------
                                          $10,698,265    $9,356,909    $8,723,976    $8,734,880    $10,919,806
                                          ===========    ==========    ==========    ==========    ===========
Weighted average interest rate
 on deposits at end of period..........         4.06%         4.37%         4.62%         5.13%          3.94%
                                          ===========    ==========    ==========    ==========    ===========

  For information regarding the changes in the Company's deposit composition and the strategies that led to those decisions, see "Operating Strategies" above and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--Deposits".

  The following table sets forth information relating to the Company's deposit flows during the periods indicated (in thousands):

                                                                           YEARS ENDED JUNE 30
                                                  ---------------------------------------------------------------------
                                                      1998          1997          1996           1995           1994
                                                  ---------------------------------------------------------------------
Deposits, beginning balance....................   $ 9,356,909    $8,723,976    $8,734,880    $10,919,806    $11,615,529
Interest credited..............................       412,559       402,863       432,992        398,861        423,132
Net deposits (decrease) increase...............      (472,256)     (175,087)     (443,896)       608,417     (1,118,855)
Acquisition of CENFED deposits.................     1,401,053            --            --             --             --
Acquisition of OneCentral Bank deposits........            --        68,809            --             --             --
Acquisition of TransWorld Bank deposits........            --       336,348            --             --             --
Sale of Florida franchise......................            --            --            --     (3,281,049)            --
Sale of University Savings.....................            --            --            --       (918,126)            --
Acquisition of Independence One deposits.......            --            --            --        194,146             --
Acquisition of Union Federal deposits..........            --            --            --        812,825             --
                                                  -----------    ----------    ----------    -----------    -----------
Net increase (decrease)........................     1,341,356       632,933       (10,904)    (2,184,926)      (695,723)
                                                  -----------    ----------    ----------    -----------    -----------

Deposits, ending balance.......................   $10,698,265    $9,356,909    $8,723,976    $ 8,734,880    $10,919,806
                                                  ===========    ==========    ==========    ===========    ===========

  For additional information with respect to the Company's deposit acquisitions in fiscal 1998 and 1997, see Note 4 of the Notes to Consolidated Financial Statements.

  The following table sets forth information regarding the remaining contractual maturities of deposits as of June 30, 1998 (dollars in thousands):

                            WEIGHTED
                            AVERAGE        TOTAL      3 MONTHS            4-6           7-12         13-24         25-36     OVER 36
                              RATE        BALANCE     OR LESS(1)         MONTHS        MONTHS        MONTHS       MONTHS     MONTHS
                           ---------------------------------------------------------------------------------------------------------

Checking................       0.31%   $ 1,812,869    $1,812,869       $       --    $       --    $       --    $    --    $     --

Savings.................       2.00        477,199       477,199               --            --            --         --          --

Money-market............       3.93      2,379,249     2,379,249               --            --            --         --          --

Certificates:
 5.00% and lower.......        4.77      1,503,191       491,230          359,064       545,199        92,680     12,233       2,785

 5.01%-6.00%............       5.52      4,095,310     1,489,394        1,004,674       646,705       792,108     71,792      90,637

 6.01%-7.00%............       6.28        340,288        90,203           28,702        70,975       119,006      5,702      25,700

 7.01%-8.00%............       7.28         84,266         2,555            4,643         5,410        66,844      1,358       3,456

 8.01%-9.00%............       8.59          5,222           360              716           454         3,449        145          98

 9.01%-10.00%...........       9.43            671             3               --           668            --         --          --
                                       -----------    ----------       ----------    ----------    ----------    -------    --------
   Total certificates...       5.41      6,028,948     2,073,745        1,397,799     1,269,411     1,074,087     91,230     122,676
                                       -----------    ----------       ----------    ----------    ----------    -------    --------
                               4.06%   $10,698,265    $6,743,062       $1,397,799    $1,269,411    $1,074,087    $91,230    $122,676
                                       ===========    ==========       ==========    ==========    ==========    =======    ========

__________
(1) Includes deposits with no stated maturity.

    For additional information with respect to deposits, see Note 13 of the Notes to Consolidated Financial Statements.

                                   BORROWINGS

  The following table summarizes Golden State's consolidated borrowings by type at the dates indicated (dollars in thousands):

                                                                           JUNE 30
                                            -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            -------------------------------------------------------------------
Securities sold under agreements
 to repurchase............................   $  175,551    $  768,682    $  758,050    $2,695,176    $2,306,274
Borrowings from FHLB......................    5,613,458     4,788,000     3,838,000     3,495,000     2,443,428
Short-term borrowing......................       45,000            --            --            --            --
Senior debentures.........................       18,866            --            --            --            --
Notes payable.............................           70           276            93         1,177         1,440
Subordinated debentures...................           --        10,506        10,506        14,227        14,280
Collateralized notes......................           --            --            --        13,479        81,170
                                             ----------    ----------    ----------    ----------    ----------
                                             $5,852,945    $5,567,464    $4,606,649    $6,219,059    $4,846,592
                                             ==========    ==========    ==========    ==========    ==========

Weighted average interest rate on                  5.61%         5.72%         5.87%         6.18%         4.65%
 borrowings at end of period..............   ==========    ==========    ==========    ==========    ==========


  The Company sells securities under "reverse repurchase agreements" with securities dealers and the FHLB. Reverse repurchase agreements consist of sales of securities with a commitment by the Company to repurchase such securities for a predetermined price at a future date, typically ranging from one to 120 days after the date of initial sale. The proceeds are used to provide investment funds. Reverse repurchase transactions are treated as borrowings, with the repurchase obligations being reflected as a liability under the caption "Securities sold under agreements to repurchase" in the Consolidated Statements of Financial Condition, and the related interest expense being included in "Interest expense: Short-term borrowings" in the Consolidated Statements of Operations. The securities collateralizing the reverse repurchase agreements are included in the respective line items in the Consolidated Statements of Financial Condition.

  The FHLB System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. As a member, the Company is required to own capital stock in the Federal Home Loan Bank of San Francisco and is authorized to apply for advances from the FHLB on the security of such stock and certain of its home mortgage loans and other assets. Such borrowings may be made pursuant to several different credit programs offered from time to time by the FHLB. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be put as well as limitations on the size of the advances. Depending upon the credit program used, FHLB advances bear interest at fixed rates or at adjustable rates tied to various indices. When the Company utilizes adjustable-rate programs, it generally obtains advances tied to LIBOR.

  The FHLB offers a full range of maturities up to 30 years at generally competitive rates. A prepayment penalty is normally imposed for early repayment of FHLB advances. The Company has a line of credit with the FHLB enabling the Company to borrow up to 35% of the total consolidated assets of Glendale Federal. Based on the amount of these assets at June 30, 1998, the Company's credit limit with the FHLB was $6.3 billion. The Company had borrowings outstanding from the FHLB at June 30, 1998 of $5.6 billion. All advances from the FHLB are collateralized with mortgage loans, mortgage-backed securities and FHLB stock. The Company is also a member of the Federal Reserve System and may borrow from the Federal Reserve Bank of San Francisco. Savings institutions are required to exhaust their FHLB borrowing capacity before borrowing from the Federal Reserve Bank. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Asset and Liability Management" for further information on the Company's liquidity.

  The short-term borrowing was obtained in June 1998 from a commercial bank to purchase shares of the Company's common stock in connection with its acquisition of RedFed in July 1998. See Note 24 of the Notes to Consolidated Financial Statements for more information on the RedFed acquisition. The Company made a $10 million principal payment on this borrowing in July 1998. The remaining $35 million is due on the earlier of November 16, 1998, or 15 days after the completion of the Cal Fed Merger, which is expected to take place on September 11, 1998.

  The senior debentures were assumed in the CENFED acquisition in April 1998. The balance at June 30, 1998, in the above borrowings table includes $17,750,000 of principal and $1,116,000 of purchase accounting premium. The debentures bore interest at 11.17% and had a stated maturity of December 2001. The debentures were repaid in full prior to maturity in July 1998 in an amount that included principal, accrued interest and a $2.8 million premium over the Company's book value of such debentures.

  All of the subordinated debentures outstanding at June 30, 1997 were redeemed on September 16, 1997 at a redemption price equal to 100% of the principal amount together with accrued and unpaid interest from March 15, 1997 to the redemption date.

  In the past, the Company has utilized other sources of funds to supplement retail deposits. These sources included the issuance by the Company of subordinated debentures, collateralized notes, subordinated capital notes, commercial paper, medium-term notes and other short-term debt and the use by the Company's subsidiaries of commercial paper, lines of credit with banks and other notes payable.



                 ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

  Golden State's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on its loans and securities investments (its "interest-earning assets") and the amounts it pays in interest on its deposit accounts and borrowings (its "interest-bearing liabilities"). Net interest income is affected by (i) the difference (the "interest rate spread" as applied to a specified date and the "yield-cost spread" as applied to a specified period) between rates of interest earned on its interest-earning assets and rates paid on its interest-bearing liabilities and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. See "Interest Rate Margin" below for information concerning the interest rate spread at the end of each of the past three fiscal years. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Interest Income" for information concerning the yield-cost spread and a discussion of net interest income for the past three fiscal years.

  Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, mortgage-backed securities available for sale and mortgage servicing assets. Changes in the value of collateral and real estate are primarily affected by economic and market conditions in the local communities in which the real estate is located. Changes in the value of loans, mortgage-backed securities and mortgage servicing assets are primarily affected by prevailing interest rates in the national credit markets.

  The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.

  If interest rates decline significantly from the June 30, 1998 levels, the Company's interest-earning assets could shrink due to timing differences between the runoff attributable to higher levels of prepayments on loans and mortgage-backed securities and the Company's ability to locate suitable investments to replace the runoff. A reduction in interest-earning assets or the yields thereon could adversely impact the Company's earnings.

  The Company actively monitors the impact of changes in interest rates on its net interest income. For this purpose, the Company utilizes various dynamic computer simulation models to measure the sensitivity of its net interest income and earnings forecasts to changes in market rates and possible offsetting changes in the Company's business strategies. Based on such analyses, the Company develops and implements short- and long-term strategies to mitigate the effects of adverse operating environments.

  The OTS measures interest rate risk through a somewhat similar computer simulation model described in its Thrift Bulletin No. 13, "Interest Rate Risk
Exposure: Guidelines on Director and Officer Responsibilities" ("TB 13"). Under TB 13, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Unlike the Company's analyses, under TB 13 changes in interest rates are defined to consist solely of instantaneous and sustained movements in interest rates in 100 basis point increments and no possible adjustments to a company's business strategies to reflect the assumed changes in interest rates are permitted to be taken into account. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Asset and Liability Management--Asset and Liability Management" for further information relating to the Bank's interest rate risk sensitivity at June 30, 1998 and 1997, as calculated in accordance with the requirements of TB 13.

  Another measure of the Company's exposure to differential changes in interest rates between assets and liabilities used by some companies and analysts, although not one used by the Bank in its interest rate risk management and planning activities, is shown in the following table, which sets forth the maturity and rate sensitivity of Golden State's interest-earning assets and interest-bearing liabilities as of June 30, 1998. "GAP", as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods, based on certain assumptions, including those stated in the notes to the table. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from the assumptions used. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Asset and Liability Management--Asset and Liability Management" for further discussion.

                                                                                                  MATURITY/RATE SENSITIVITY
                                                                                       -------------------------------------------
                                                              TOTAL     PERCENT OF      WITHIN     OVER 6 TO 12      1-5    OVER 5
                                                             BALANCE       TOTAL       6 MONTHS       MONTHS        YEARS    YEARS
                                                            ----------------------------------------------------------------------
                                                                                       (DOLLARS IN MILLIONS)


Interest-earning Assets:
  Loans receivable(1):
    Single-family 1-4 units(2)(3).........................    $10,356          60.0%     $3,727       $1,717     $ 3,506     $1,406
    Multi-family and non-residential(2)(3)................      3,177          18.4       2,797          162         114        104
    Consumer and commercial(3)............................        441           2.7         433            1           6          1
  Mortgage-backed securities(2)(3)........................      2,363          13.7         971          608         553        231
  Investment securities(4)................................        300           1.7         203           --          --         97
  Other assets(5).........................................        611           3.5         300           --          --        311
                                                              -------         -----      ------       ------     -------     ------
      Total interest-earning assets.......................     17,248         100.0%     $8,431       $2,488     $ 4,179     $2,150
                                                                              =====      ------       ------     -------     ------
Non-interest-earning assets...............................        869
                                                              -------
Total assets..............................................    $18,117
                                                              =======

Interest-bearing Liabilities:
  Deposits:
    Checking(6)...........................................    $ 1,813          11.0%     $  161       $  147     $   791     $  714
    Savings(6)............................................        477           2.9          35           32         186        224
    Money market(6).......................................      2,379          14.4         417          344       1,272        346
    Certificates(4).......................................      6,029          36.4       3,472        1,269       1,276         12
  Borrowings:
    FHLB(4)(7)............................................      5,613          33.9       2,879        1,049       1,685         --
    Other(4)(8)...........................................        240           1.4         240           --          --         --
                                                              -------         -----      ------       ------     -------     ------
                     Total interest-bearing liabilities...     16,551         100.0%     $7,204       $2,841     $ 5,210     $1,296
                                                                              =====      ------       ------     -------     ------
Non-interest-bearing liabilities..........................        327
                                                              -------
Total liabilities.........................................     16,878
Stockholders' equity......................................      1,239
                                                              -------
Total liabilities and stockholders' equity................    $18,117
                                                              =======

Maturity GAP..............................................                               $1,227       $ (353)    $(1,031)    $  854

Cumulative GAP............................................                               $1,227       $  874     $  (157)    $  697
As % of total assets......................................                                  6.8%         4.8%       (0.9)%      3.8%


June 30, 1997 Cumulative GAP..............................                               $1,924       $2,358     $   631     $  600
As % of total assets......................................                                 11.9%        14.5%        3.9%       3.7%

__________
(1) Loan balances are net of loans in process.
(2) ARM loans are predominantly included in the "within 6 months" and "over 6 to 12 months" categories, as they are subject to an interest adjustment every month, six months or twelve months, depending upon the terms of the applicable note.
(3) Maturity/rate sensitivity is based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") is 21.2% and 19.6% on its fixed-rate and adjustable-rate portfolios, respectively. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's historical experience.
(4) Based on the contractual maturity of the instrument.
(5) Includes cash and demand deposits and FHLB stock, the latter earning a rate of return that varies quarterly.
(6) In accordance with standard industry and regulatory practice, a decay factor, used to estimate deposit runoff, of 38.09% (CPR) per year has been applied to these deposits.
(7) Includes $400 million and $300 million funded in March and April 1998, respectively, with a five-year term, but which the FHLB has the option to call after one year and which accordingly has been allocated to the "over 6 to 12 months" category.
(8) Includes $18.9 million ($17.8 million principal plus $1.1 million premium) of fixed-rate senior debentures due 2001, but which were repaid in full in July 1998 and accordingly have been allocated to the "within 6 months" category.

  The following table presents the gross balances, categorized by expected maturity, and fair values, of the Company's financial instruments that are sensitive to changes in interest rates at June 30, 1998. Interest rate sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the fair values of the Company's financial instruments.

                                                                    Expected Maturity Date (1)
                                     -----------------------------------------------------------------------------------
                                                                                                              There-
                                            1999          2000          2001          2002          2003      after
                                     -----------------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
Loans receivable (2):
 Single-family 1-4 units..........   $ 2,001,762    $1,845,061    $1,483,930    $1,142,031    $  878,506    $3,004,348
  Average interest rate...........          7.67%         7.70%         7.66%         7.65%         7.63%         7.53%
 Multi-family and
      non-residential.............       297,444       277,885       260,444       235,347       223,144     1,882,833
  Average interest rate...........          7.87%         7.75%         7.77%         7.69%         7.75%         7.62%
 Consumer and commercial..........       100,431        60,471       245,672         3,400         3,060        27,531
  Average interest rate...........         11.81%        10.56%         9.98%         8.89%         8.89%         8.89%
Mortgage-backed securities (3)....       425,116       357,314       294,496       235,760       240,470       809,913
  Average interest rate...........          7.16%         7.07%         7.03%         6.98%         6.97%         6.78%
Investment securities.............       203,459            --            --            --            --        96,890
  Average interest rate...........          5.63%           --            --            --            --          3.73%
Mortgage servicing assets (4).....        48,101        39,166        31,254        25,247        20,622        89,113
                                     -----------    ----------    ----------    ----------    ----------    ----------
Total interest-sensitive assets...   $ 3,076,313    $2,579,897    $2,315,796    $1,641,785    $1,365,802    $5,910,628
                                     ===========    ==========    ==========    ==========    ==========    ==========
Interest-sensitive liabilities:
Deposits:
 Checking.........................   $   308,188    $  255,796    $  212,311    $  176,218    $  146,261    $  714,095
  Average interest rate...........          0.32%         0.32%         0.32%         0.32%         0.32%         0.32%
 Savings..........................        66,808        57,455        49,411        42,494        36,544       224,487
  Average interest rate...........          2.00%         2.00%         2.00%         2.00%         2.00%         2.00%
 Money-market.....................     1,400,660       313,148       212,941       144,800        98,464       209,236
  Average interest rate...........          3.96%         3.96%         3.96%         3.96%         3.96%         3.96%
 Certificates.....................     4,740,900     1,072,659        91,231        79,945        31,565        12,648
  Average interest rate...........          5.36%         5.62%         5.62%         5.79%         5.79%         5.79%
Borrowings:
 FHLB.............................     3,928,458       245,000     1,000,000            --       440,000            --
  Average interest rate...........          5.53%         5.53%         5.74%           --          5.97%           --
 Other............................       239,417            --            --            70            --            --
  Average interest rate...........          6.23%           --            --          8.75%           --            --
                                     -----------    ----------    ----------    ----------    ----------    ----------
Total interest-sensitive             $10,684,431    $1,944,058    $1,565,894    $  443,527    $  752,834    $1,160,466
   liabilities....................   ===========    ==========    ==========    ==========    ==========    ==========

                                        Total Gross       Fair
                                         Balance         Value
                                        ----------   ------------
Interest-sensitive assets:
Loans receivable (2):
 Single-family 1-4 units..........      10,355,638    $10,333,005
  Average interest rate...........            7.63%
 Multi-family and
      non-residential.............       3,177,097      3,042,740
  Average interest rate...........            7.68%
 Consumer and commercial..........         440,565        405,642
  Average interest rate...........           10.39%
Mortgage-backed securities (3)....       2,363,069      2,382,325
  Average interest rate...........            6.96%
Investment securities.............         300,349        300,349
  Average interest rate...........            5.02%
Mortgage servicing assets (4).....         253,503        297,557
                                        ----------    -----------
Total interest-sensitive assets...      16,890,221    $16,761,618
                                        ==========    ===========
Interest-sensitive liabilities:
Deposits:
 Checking.........................       1,812,869    $ 1,812,869
  Average interest rate...........            0.32%
 Savings..........................         477,199        477,199
  Average interest rate...........            2.00%
 Money-market.....................       2,379,249      2,379,249
  Average interest rate...........            3.96%
 Certificates.....................       6,028,948      6,031,536
  Average interest rate...........            5.42%
Borrowings:
 FHLB.............................       5,613,458      5,614,652
  Average interest rate...........            5.60%
 Other............................         239,487        240,480
  Average interest rate...........            6.23%
                                        ----------    -----------
Total interest-sensitive                16,551,210    $16,555,985
   liabilities....................      ==========    ===========

__________
(1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's CPR is 21.2% and 19.6% on its fixed-rate and adjustable-rate portfolios, respectively, for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard regulatory and industry practice, "decay factors", used to estimate deposit runoff, of 38.09% CPR per year have been applied. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's or the industry's historical experience.
(2) Loans receivable balances are presented gross of unearned discounts/premiums, deferred loan fees and allowance for loan losses.
(3) Mortgage-backed securities balances are presented gross of unearned discounts/premiums, deferred loan fees and unrealized loss.
(4) Mortgage servicing assets balances are presented gross of the valuation allowance.

  The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that derivative instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's yield-cost spread by attracting lower-costing retail deposits, principally checking accounts from businesses and individuals. In the past, the Company has used derivatives, primarily interest rate exchange agreements, as a component of its interest rate risk management strategy. The purpose of the interest rate exchange agreements was to reduce the effect of rising interest rates on short-term deposits and FHLB advances, and the effect thereof on interest expense. The Company currently has no interest rate exchange agreements or other off-balance sheet derivatives. The Company carried $356,000 of interest-only strips in its Consolidated Statements of Financial Condition at June 30, 1998.



                              INTEREST RATE MARGIN

  The following table provides information concerning the weighted average yield/cost of interest-earning assets and interest-bearing liabilities at the end of each of the past three fiscal years:

                                                                                                            JUNE 30
                                                                                              -----------------------------------
                                                                                                 1998         1997         1996
                                                                                              -----------------------------------
Interest-earning assets:
  Loans receivable, net...................................................................        7.75%        7.73%        7.74%
  Mortgage-backed securities, net.........................................................        6.37         6.78         6.26
     Total loans and mortgage-backed securities...........................................        7.55         7.58         7.49

  Federal funds sold and assets purchased under resale agreements.........................        6.36         6.49         5.69
  Other investments(1)....................................................................        6.09         8.41         9.58
     Total investments....................................................................        6.17         7.10         6.99

     Total interest-earning assets........................................................        7.50         7.55         7.46

Interest-bearing liabilities:
  Deposits--daily access..................................................................        2.33         2.76         3.02
  Deposits--certificates..................................................................        5.41         5.46         5.46
     Total deposits.......................................................................        4.06         4.37         4.62

  Securities sold under agreements to repurchase..........................................        5.72         5.66         5.50
  Borrowings from FHLB....................................................................        5.59         5.72         5.94
  Other borrowings........................................................................        7.01         7.78         7.76
     Total borrowings.....................................................................        5.61         5.72         5.87

     Total interest-bearing liabilities...................................................        4.61         4.87         5.05

Interest rate spread......................................................................        2.89%        2.68%        2.41%

Adjusted interest rate spread(2)..........................................................        2.99%        2.79%        2.59%

__________
(1) Includes certificates of deposit, other debt and equity securities, and investment in capital stock of FHLB.
(2) Net interest income annualized at the rates in effect as of the reported date divided by the balance of interest-earning assets as of such date.

    See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Interest Income" for an analysis of changes in interest income and interest expense and their effect on the results of the Company's operations.

                                  SUBSIDIARIES

  Direct and indirect subsidiaries of the Company whose operations are on-going include Glendale Federal, Golden State Financial, GLENFED Brokerage Services ("GBS") and GLENFED Insurance Services, Inc. ("GIS"). Glendale Federal recorded total revenues (defined as interest income plus other income less income from subsidiaries) and pre-tax earnings (excluding income from subsidiaries) of $1.2 billion and $218.1 million, respectively, for fiscal 1998 and had total assets (excluding investments in and loans to subsidiaries) of $18.1 billion at June 30, 1998. These amounts are presented on an unconsolidated basis. Golden State Financial had no revenues and a $443 thousand pre-tax loss (primarily interest expense) for fiscal 1998 and had total assets of $22.9 million at June 30, 1998, consisting entirely of cash. GBS markets investments such as mutual funds and annuity products and provides discount securities brokerage services. GBS recorded total revenues and pre-tax earnings of $9.2 million and $4.3 million, respectively, for fiscal 1998 and had total assets of $13.9 million at June 30, 1998. GIS provides general insurance agency services. GIS recorded total revenues and pre-tax earnings of $4.6 million and $2.3 million, respectively, for fiscal 1998 and had total assets of $10.8 million at June 30, 1998. While GBS and GIS conduct their activities separately from those of the Bank, their principal sources of customers are referrals from the Bank's retail branch offices. GBS and GIS have contributed to the Company's non-interest income and, as such, continue to be a part of the Company's core operations.

  Glendale Federal conducts various business activities through its subsidiaries including GBS and GIS. Applicable regulations provide that federally chartered institutions such as the Bank may invest up to 2% of their assets in capital stock and secured and unsecured loans to subsidiary service corporations and an additional 1% of assets when the additional funds are used for community development and inner-city purposes. An institution that meets its regulatory capital requirements is also generally permitted to make conforming loans to service corporations (and certain joint ventures of service corporations) in which the institution owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of its regulatory capital. At June 30, 1998 the Bank's aggregate permissible investment limit was $950.8 million and the Bank's aggregate investment for regulatory purposes related to this limitation was $205.3 million.


                                  COMPETITION

  Savings institutions such as Glendale Federal face intense competition in attracting retail deposits and in making loans. The most direct competition for deposits comes from commercial banks, other savings institutions, credit unions, thrift and loan associations, short-term money market securities, including, in particular, money-market funds, and from other corporate and government securities. The principal basis of competition for funds is the interest rate paid.

  The principal methods used by the Bank to attract retail deposits include advertising, customer service, aggressive branch marketing, convenient office locations and automated teller machines ("ATM"). Competition for retail deposits in California is particularly strong from large commercial banks because they provide a broader range of consumer services and have more extensive branch and ATM networks.

  Competition in making loans comes principally from mortgage banking companies, other savings institutions and commercial banks. These institutions compete for loans primarily through the interest rates and loan fees charged and the efficiency, convenience and quality of services they provide to borrowers, home builders and real estate brokers. Many of the nation's largest mortgage banking companies, savings institutions and commercial banks operate in the same areas in which the Company competes and consequently the Company has had to market and price its own products aggressively.



                                   EMPLOYEES

  As of June 30, 1998, Golden State had a total of 2,961 full-time equivalent employees. None of its employees is represented by any collective bargaining group. The Company provides its full-time employees with a comprehensive program of benefits, most of which are on a contributory basis, including medical insurance, dental insurance, life insurance, accidental death and dismemberment insurance, long-term disability coverage, a pension plan and a 401(k) plan. Management considers the Company's employee relations to be satisfactory with a work force which maintains an overall commitment to the mission and strategic goals of the Company.

                                   REGULATION

GENERAL

  Golden State is subject to regulation and examination by the OTS under the savings and loan holding company provisions of federal law. As a federally chartered and insured savings bank (referred to generally in applicable statutes as a "savings association"), Glendale Federal is subject to examination and supervision by the OTS and, in a back-up regulatory capacity, the FDIC and to federal statutes and regulations governing such matters as capital standards, business combinations, establishment and closure of branch offices, lending, deposit taking and borrowing authority, permitted subsidiary investments and activities and general investment authority. Glendale Federal is also subject to various regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning non-interest-bearing reserves required to be maintained against customer deposits and certain consumer protection laws and other regulations.

  The descriptions of the statutes and regulations that are applicable to Golden State and Glendale Federal set forth herein do not purport to be complete descriptions of such statutes and regulations and their effects. They also do not identify every statute and regulation that may apply to Glendale Federal or Golden State.

  The enforcement authority of the OTS over savings institutions includes the ability to impose penalties for and to seek correction of violations of laws or regulations or unsafe or unsound practices by assessing civil money penalties, issuing cease and desist or removal and prohibition orders against an institution, its directors, officers or employees and other persons or initiating injunctive actions. In general, such enforcement actions may be initiated in response to violations of laws, regulations and cease and desist orders or to address unsafe or unsound conditions or practices.

  The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order, or any condition imposed in writing by the FDIC. It may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.


RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

  OTS regulations impose limitations on "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, payments to shareholders in a "cash-out" merger and other distributions charged against capital. An institution that exceeds its minimum capital requirements is permitted to make capital distributions in specified amounts based on its regulatory capital levels without prior OTS approval. The OTS retains the authority in all cases, however, to prohibit any capital distribution that would otherwise be authorized under its regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice and in each case requires prior notification of any proposed dividend or other capital distribution.


FEDERAL HOME LOAN BANK SYSTEM

  The FHLB System provides a central credit facility for member institutions. Glendale Federal is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in an amount at least equal to the greater of 1% of the aggregate outstanding balance of its loans secured by home mortgages, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its FHLB advances. As of June 30, 1998, Glendale Federal was in compliance with this requirement with an investment in FHLB stock of $300.3 million. Institutions not satisfying certain "qualified thrift lender" requirements are subject to limitations on their ability to borrow from their FHLB.

LIQUIDITY

  Current federal regulations require savings institutions to maintain an average daily balance each month of liquid assets (as defined in the applicable regulations) equal to not less than a specified percentage of the average daily balance during the previous month of net withdrawable customer accounts and borrowings payable on demand or in one year or less (the "liquidity ratio"). The required liquidity ratio may be changed by the OTS within the range of 4% to 10% of an institution's net withdrawable accounts and short-term borrowings, depending upon economic conditions and the deposit flows of member institutions. The OTS has set the current required liquidity ratio at the statutory minimum of 4%. Glendale Federal is in compliance with its regulatory liquidity requirements.


INSURANCE OF DEPOSIT ACCOUNTS

  The FDIC administers two separate deposit insurance funds. The Savings Association Insurance Fund (the "SAIF") insures the customer deposits of institutions that were formerly insured by the Federal Savings and Loan Insurance Corporation. The Bank Insurance Fund (the "BIF") insures the customer deposits of commercial banks and certain other institutions. Glendale Federal is a member of the SAIF.

  FDIC insurance premiums are assessed pursuant to a risk-based system under which institutions are classified on the basis of capital ratios, supervisory evaluation by the institutions' primary federal regulatory agency and other information deemed relevant by the FDIC. The deposit insurance premium assessment rate for SAIF-insured institutions currently ranges from 0% to 0.27%. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

  During the third calendar quarter of 1996, federal legislation was enacted which, among other things, recapitalized the SAIF through a one-time special assessment for SAIF members, such as Glendale Federal. The special assessment was at an assessment rate of .657% on Glendale Federal's assessment base as of March 31, 1995. Glendale Federal recorded a one-time charge of $55.5 million for the special assessment. The federal legislation also provided that, beginning January 1, 1997, the same risk-based insurance premium assessment schedule would apply to both SAIF members and BIF members, SAIF members having previously been subject to higher rates of insurance premium assessments than those applicable to BIF member institutions. The recapitalization of the SAIF reduced Glendale Federal's deposit insurance premium expense for subsequent periods.

  Additionally, the federal legislation enacted in the third quarter of 1996 provides for full pro rata sharing by all federally-insured institutions by January 1, 2000, of the obligation, previously borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if federal legislation is enacted to merge the commercial bank and savings association charters for federal law purposes), FICO premiums for the BIF- and SAIF-insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The legislation provides for the merger of the BIF and the SAIF on January 1, 1999, into a newly created Deposit Insurance Fund, provided that the commercial bank and savings association charters are combined by that date. Various "financial services modernization" proposals relating to the regulation of commercial banks and savings associations have been introduced in Congress that would merge the commercial bank and savings association charters and would in connection therewith limit the permitted range of business activities of savings association holding companies, while expanding the lending powers of institutions that are currently categorized as savings associations by categorizing them as commercial banks. While the legislative proposals currently under most active consideration by Congress would not provide for merger of the commercial bank and savings association charters, no reliable prediction can be made as to whether or in what form any such legislation may be enacted.

CAPITAL REQUIREMENTS

  Federal law and the capital regulations promulgated thereunder establish a "leverage limit" (also commonly referred to as the "core capital ratio"), a "tangible capital requirement" and a "risk-based capital requirement" for savings institutions subject to OTS supervision. The OTS capital regulations establish minimum acceptable levels of regulatory capital, with most institutions being expected by the OTS to maintain regulatory capital well above the minimum levels.

  The leverage limit currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" generally includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets must generally be deducted from core capital. Under current regulations, up to 100% of core capital may be comprised of purchased and originated mortgage servicing rights ("MSRs"), with MSRs being valued for this purpose at the lowest of 90% of fair market value, 90% of original cost, or amortized book value as determined under generally accepted accounting principles.

  Under the tangible capital requirement a savings institution must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined as core capital less any intangible assets, with certain exceptions, and investments in certain subsidiaries engaged in activities not permissible for national banks.

  Under the risk-based capital requirement, a savings institution must maintain "total capital" (defined below) in an amount at least equal to 8% of its risk-weighted assets. Each asset held by a savings institution is assigned to one of four risk-weighting categories, based upon the degree of credit risk associated with the type of asset involved and ranging from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as 5- to 36-unit multi-family residential property loans meeting certain criteria, qualify for the 50% risk-weighting. The book value of each asset is multiplied by the risk-weighting applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets. Off-balance sheet items are also included in the calculation of total risk-weighted assets through a formula intended to reflect the relative likelihood that a credit obligation would result from the off-balance sheet item.

  For purposes of the risk-based capital requirement, "total capital" means core capital (as described above) plus "supplementary capital" (as defined below), provided that the amount of supplementary capital may not exceed the amount of core capital, less certain assets. Supplementary capital includes (i) certain types of cumulative perpetual preferred stock and other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt,
(ii) "maturing capital instruments" such as mandatory redeemable preferred stock, intermediate-term preferred stock and subordinated debt meeting certain criteria, and (iii) general valuation loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. Under the risk-based capital requirements, assets excluded from total capital include equity investments (including certain direct investments in real estate) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio.

  The Federal banking laws require each federal banking agency to monitor and to revise its risk-based capital standards as appropriate to ensure that such standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, and to ensure that such standards reflect the actual performance and expected risk of loss of multi-family mortgages.

  In addition to the above regulatory capital requirements, the Federal banking laws contain so-called "prompt corrective action" ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized," and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." These provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention prior to the time at which regulatory capital becomes negative.

  The OTS regulations implementing the PCA provisions define the five capital categories. An institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet a specific capital level or any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions). Institutions with lower capital ratios are categorized as "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", with increasingly severe mandatory regulatory consequences at the descending capital levels, including mandatory appointment of a receiver or conservator if an institution's tangible capital to total assets ratio is 2% or lower. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized", or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

  At June 30, 1998, Glendale Federal's regulatory capital ratios were significantly above the 5% core capital, 6% Tier 1 risk-based capital and 10% risk-based capital levels required by federal regulators for "well-capitalized" institutions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Capital" and Note 18 of the Notes to Consolidated Financial Statements for further information regarding Glendale Federal's regulatory capital ratios.


LOANS TO ONE BORROWER

  Savings institutions are generally subject to the loans-to-one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired capital surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The definition of the term "unimpaired capital and unimpaired surplus" refers generally to an institution's regulatory capital and includes in the basic 15% of capital lending limit, that portion of an institution's general valuation allowance that is not includable in regulatory capital as calculated for other regulatory purposes. At June 30, 1998, the maximum amount which Glendale Federal could have loaned to any one borrower (and related entities) was $183.3 million. At that date, the largest balance of loans which Glendale Federal had outstanding to any one borrower and related entities was $16.0 million.


QUALIFIED THRIFT LENDER TEST

  Under the qualified thrift lender ("QTL") test provisions of applicable Federal law, a savings institution must maintain at least 65% of its portfolio assets in qualified thrift investments on a specified monthly average basis. In general, qualified thrift investments include loans, securities and other investments that are related to housing, small business and credit card lending, and, to a more limited extent, consumer lending and community service purposes. Portfolio assets are defined as an institution's total assets less goodwill and other intangible assets, the institution's business property and a limited amount of the institution's liquid assets.

  A savings institution's failure to remain a QTL may result in limitations on new investments and activities, imposition of branching restrictions, loss of FHLB borrowing privileges, and limitations on the payment of dividends. If a savings institution that is a subsidiary of a savings and loan holding company fails to regain QTL status within one year of its loss of such status, the holding company must register as and will be deemed to be a bank holding company subject to, among other things, the business activity restrictions of the Bank Holding Company Act ("BHCA").

  Glendale Federal's qualified thrift investments comprised 87.6% of its portfolio assets as of June 30, 1998.

COMMUNITY REINVESTMENT ACT

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its community and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. In connection with the assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". Based on the most recent OTS examination conducted in 1998, Glendale Federal's CRA performance was rated "satisfactory".


REAL ESTATE LENDING STANDARDS

  FDICIA requires the federal banking agencies to adopt uniform real estate lending standards. In response to this requirement, the OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by individual institutions' boards of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria. Glendale Federal has adopted limits in accordance with the Guidelines.


SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

  As a savings and loan holding company, Golden State is subject to certain restrictions with respect to its activities and investments. Among other things, Golden State is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company which is not a subsidiary.

  Similarly, OTS approval must be obtained prior to any person acquiring control of Golden State or Glendale Federal. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is also presumed to exist, but subject to rebuttal, if, among other things, a person acquires more than 10% of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors," which include the percentage of the debt and equity of the institution or holding company owned by the person, agreements giving the person influence over a material aspect of the operations of the institution or holding company and the number of seats on the board of directors of the institution or holding company held by the person or designees of the person. The Cal Fed Merger, which is expected to occur on September 11, 1998, will constitute a change in control of Golden State and Glendale Federal. The OTS has granted approval for such change of control.

  Golden State is considered an "affiliate" of Glendale Federal for regulatory purposes. Savings associations are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System and certain additional limitations. In addition, savings associations are generally prohibited from extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities which the Federal Reserve Board has determined to be permissible for bank holding companies and which the OTS has not disapproved.

  Savings and loan holding companies which control only one savings association are exempt, if the association meets its QTL test, from restrictions on the conduct of business activities not related to their savings association subsidiaries that are applicable to other savings and loan holding companies and that are similar to the restrictions on the conduct of non-banking business activities applicable to bank holding companies under the BHCA.



                                    TAXATION

  For taxable years beginning prior to January 1, 1996, a savings institution that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings institution was permitted to make annual additions to such reserves under a method based on the institution's loss experience. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the institution to deduct a specified percentage of its taxable income before such deduction, regardless of the institution's actual bad debt experience, subject to certain limitations. Since 1988, Glendale Federal has claimed bad debt deductions under the experience method because that method produced a greater deduction than did the percentage of taxable income method.

  The reserve method of accounting for bad debts for savings institutions was repealed effective for taxable years beginning after 1995 and savings institutions are generally required to recapture a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996. See Note 15 of the Notes to Consolidated Financial Statements for a discussion of the effect of this legislation on the Company. For its tax years beginning on or after January 1, 1996, Glendale Federal is required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless.

  In addition to the regular corporate income tax, corporations, including qualifying savings institutions, are subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is the regular taxable income with certain adjustments. For taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carrybacks and carryforwards are permitted to offset only 90% of AMTI.

  The California franchise tax applicable to the Bank and other financial corporations is higher than the rate for general corporations. Prior to 1995 the additional tax rate was computed for each year under a formula and was "in lieu" of local personal property and business license taxes paid by general corporations but not generally paid by banks and financial corporations. For calendar 1994 the rate applicable to the Bank was 11.47%. After 1994 the "in lieu" portion of the tax was set at 2% and the Bank's rate for 1995 and 1996 was 11.3%. For 1997 and subsequent years the rate is 10.84%. Under California law and regulations, financial corporations are permitted to claim a bad debt deduction by using a reserve method, with the reserve level being determined by past experience or current facts and circumstances. California franchise taxes are deductible for federal income tax purposes.

  Tax returns have been audited by the Internal Revenue Service through December 31, 1988 and by the California Franchise Tax Board through December 31, 1990. Under the California statute of limitations, the tax years ended December 31, 1991 and 1992 have closed without audit. Under the federal statute of limitations, tax years through 1992 have closed without being audited. Returns filed for years ended December 31, 1993 and 1994 are currently being examined by the Internal Revenue Service.

  For additional information regarding taxation, see Note 15 of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

  Golden State conducts its business through 195 banking offices and 23 loan offices in California. Most of the loan offices are located in branch office buildings, but five are located in separately leased office facilities. The executive offices of the Company are located at 414 North Central Avenue, Glendale, California. The Company owns its executive offices and 89 of its banking offices, as well as five other properties in which service centers and other facilities are located, and leases the premises for 106 of its banking offices, as well as 12 other properties in which service centers and other facilities are located. The net book value of all offices and other properties at June 30, 1998 was $102 million, which included $15 million of leasehold improvements. Expirations of leases for facilities range from August 1998 to April 2034. See Notes 4 and 11 of the Notes to Consolidated Financial Statements for further information.

  The Company evaluates the suitability and adequacy of all its facilities on a continuing basis, including branch offices, support buildings and service centers, and has an active program of relocating, remodeling or closing such facilities as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.


ITEM 3. LEGAL PROCEEDINGS


GOODWILL LITIGATION AGAINST THE GOVERNMENT

  Following the adoption of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), Glendale Federal sued the United States Government (the "Government") contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital (Glendale Federal Bank, Federal Savings Bank v. United States, No. 90-772C, in the United States Court of Federal Claims, filed August 15, 1990). In July 1992, the United States Court of Federal Claims (the "Claims Court") found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

  On May 25, 1993, a three-judge panel of the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reversed the Claims Court's July 1992 judgment in favor of Glendale Federal, ruling that the Government was not liable for breach of contract, and remanded the case for trial of Glendale Federal's constitutional and other claims. On August 18, 1993, the Federal Circuit granted Glendale Federal's request for rehearing en banc and vacated the panel decision reversing the Claims Court's July 1992 judgment. On August 30, 1995 the Federal Circuit, by a 9 to 2 decision, affirmed the judgment of the Claims Court in favor of the Bank.

  The Government subsequently appealed this decision to the United States Supreme Court and on July 1, 1996, the Supreme Court, by a vote of 7 to 2, ruled that the Government had breached its contract with the Bank and remanded the case to the Claims Court for a determination of damages.

  The trial to determine damages commenced in the Claims Court on February 24, 1997 and the taking of testimony in the trial was completed on April 9, 1998. The Bank has presented evidence on three alternative damages theories: (1) "Reliance Damages", pursuant to which the Bank presented evidence of damages in the amount of $863.8 million; (2) "Expectation Damages", pursuant to which the Bank presented evidence of damages in the amount of $1.603 billion; and (3) "Restitution", pursuant to which the Bank presented evidence of damages in excess of $2.015 billion.

  The Government has presented evidence seeking to establish that the Bank benefited from the breach, rather than being damaged, and is not entitled to recover any compensation from the Government. In addition, as an affirmative defense, the Government asserts that certain testimony by Glendale Federal witnesses at the trial is inconsistent with prior documents filed by the Bank and that these inconsistencies constitute a fraud against the Government that should result in forfeiture of Glendale Federal's right to compensation for the Government's breach of contract.

  In lieu of traditional closing briefs, the Claims Court requested the parties to respond to a series of written questions posed by the Court regarding factual and legal issues raised in the damages trial. Responses to those questions, as well as each party's reply to the other's responses, have been filed with the Court and final oral arguments are scheduled for September 11, 1998. Glendale Federal continues to anticipate a decision by the end of calendar 1998.


SHAREHOLDER CLASS ACTION LITIGATION

  A wholly-owned subsidiary of Glendale Federal, as the successor by merger to Glendale Federal's former parent corporation, GLENFED, Inc. ("GLENFED"), is a defendant in consolidated class actions pending in the United States District Court for the Central District of California (the "District Court"), entitled In Re GLENFED Inc. Securities Litigation, Civil No. 91-0818 WJR, originally filed on January 18, 1991. The original consolidated complaint was dismissed by the Court on July 15, 1991, with leave to amend, for failure to allege with specificity the securities law and common law fraud claims asserted in the complaint. The complaint alleged, among other things, that various misrepresentations were made concerning the financial condition and operations of GLENFED and Glendale Federal prior to GLENFED's announcement of a $140 million loss on or about January 16, 1991.

  After dismissal of the complaint, the plaintiffs filed an amended complaint which was dismissed by the District Court, which then entered judgment in favor of GLENFED and the individual officer and director defendants. Plaintiffs appealed this dismissal and on September 15, 1993, the United States Court of Appeals for the Ninth Circuit (the "Appeals Court") affirmed the judgment dismissing the complaint. On December 9, 1994, the Appeals Court, sitting en banc, reversed the decision of the three-judge panel which had found in favor of GLENFED on only one of the alternative grounds on which the District Court had based its opinion. Since the three-judge panel had not ruled on all the grounds which formed the basis of the District Court's opinion, the en banc court remanded the case to the three-judge appellate panel for a ruling on the remaining grounds. On July 13, 1995, the three-judge panel of the Appeals Court entered an order affirming the dismissal by the District Court of the outside directors and remanded the remainder of the case to the District Court for further proceedings.

  On November 12, 1996, the court heard GLENFED's and the remaining officers' and directors' motion for summary judgment and/or summary adjudication. On January 6, 1997, the court denied the motion for summary judgment but granted the motion for summary adjudication that: 1) the marketplace was informed of conditions in the real estate and savings and loan industries during the relevant time period; and 2) defendants monitored and disclosed the status of GLENFED's loan loss and non-performing assets and did not make false or misleading statements in regard to said reserves and assets. The issue remaining in the case is whether the defendants had a reasonable belief that certain subsidiaries could be sold without a loss. On April 15, 1997 the court issued a ruling denying class certification. If the case does not proceed as a class action, it would involve only the individual claims of the plaintiffs. Counsel for the purported class has filed a motion in intervention to substitute other class representatives. The hearing on the motion was heard on June 3, 1997 and was granted. The new plaintiffs have filed a complaint seeking class status. A motion for class certification is pending. The company plans to vigorously oppose the claims of the new plaintiffs.

  Certain of the former officers and directors of GLENFED were also named defendants in a California state court derivative action (entitled Donald P. Delliquanti, et al. v. Norman M. Coulson, et al. and GLENFED, Inc., as a nominal defendant, Case No. BC021028, filed February 8, 1991 in Los Angeles County, California Superior Court) which charges those persons who were directors of GLENFED during the period covered by the plaintiff's allegations with breach of fiduciary duty and mismanagement in connection with past write-downs and loss provisions for real estate loans and investments. Since the litigation is derivative in nature, the subsidiary of Glendale Federal which is the successor to GLENFED would be a recipient of any judgment and has no exposure to damages. On October 8, 1991, the Court sustained the defendant's demurrer to the second amended complaint in this action and entered judgment in favor of GLENFED and the individual officer defendants. The plaintiffs filed an appeal, and on September 1, 1993, the Court of Appeals reversed the decision of the lower Court.

  Golden State and its directors have been sued in seven cases (four in Delaware and three in California) involving the Cal Fed Merger. The complaints allege, among other things, that the directors of the Company breached their fiduciary duties to Golden State stockholders in connection with the Cal Fed Merger. The cases have all been consolidated in Delaware. At the present time, the cases are at a very early stage. The Company intends to vigorously defend the claims asserted by the plaintiffs in this matter.

OTHER LITIGATION

  In addition to the matters described above, Golden State or its subsidiaries are involved as plaintiff or defendant in various legal actions incidental to their business, none of which is believed by management to be material to the financial condition or results of operations of Golden State and its subsidiaries on a consolidated basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On April 23, 1998, a special meeting of stockholders of Golden State was held to vote on a proposal to amend the Company's Articles of Incorporation to increase the total number of authorized shares of common stock from 100 million shares to 250 million shares, and to amend the Certificate of Designation relating to its Series A Preferred Stock in preparation for the issuance of the Company's LTW(TM)s. Holders of the Company's common stock approved the proposal with 35,455,460 shares cast "For", 673,901 shares cast "Against" and 144,798 shares abstaining.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF THE REGISTRANT'S COMMON STOCK

  Prior to completion of the organization of Golden State as the parent holding company for Glendale Federal on July 24, 1997, Glendale Federal's common stock was listed on the New York Stock Exchange ("NYSE") under the symbol "GLN" and was also listed on the Pacific Stock Exchange ("PSE"). On July 25, 1997, shares of Golden State common stock, which were exchanged for Glendale Federal common stock on a share-for-share basis in connection with the holding company formation transaction, began trading under the new stock symbol "GSB". The following table sets forth, for the periods indicated, the range of high and low sale prices of the Company's common stock:

                                                                                                        HIGH         LOW
                                                                                                     ----------   ---------
Year Ended June 30, 1998
     First Quarter................................................................................   $  31 7/8   $ 26 1/8
     Second Quarter...............................................................................      37 3/4    30 1/16
     Third Quarter................................................................................      39 3/8     29 7/8
     Fourth Quarter (1)...........................................................................    41 13/16     29 3/4

Year Ended June 30, 1997
     First Quarter................................................................................    $ 20        $15 7/8
     Second Quarter...............................................................................      23 7/8     17 3/8
     Third Quarter................................................................................      28 1/8     22 1/2
     Fourth Quarter...............................................................................      27         22 1/4

-----------------
     (1) The Company distributed its LTW(TM)s to its stockholders, on the basis of one LTW(TM) for each outstanding share, on May 29, 1998. See Item
          7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Goodwill Litigation Tracking Warrants(TM)" for additional information.

     At the close of business on September 4, 1998, the Company's common stock price was $17 3/4.

     The Company has not paid any cash dividends on its common stock in the last three fiscal years. Refer to Item 1. "Business--Regulation," and Note 19 of the Notes to Consolidated Financial Statements for information with respect to current restrictions on the Company's ability to pay dividends.

NUMBER OF HOLDERS OF COMMON STOCK

     At July 6, 1998, 55,302,830 shares of Company common stock were outstanding and held by approximately 5,572 holders of record. All of the outstanding common stock of the Bank is now owned, directly or indirectly, by Golden State.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables summarize the Company's financial condition and its operating results for the past five fiscal years. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of acquisitions in fiscal 1998 and 1997.

                     GOLDEN STATE BANCORP AND SUBSIDIARIES
                  CONSOLIDATED FIVE YEAR SUMMARY OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                          Years Ended June 30
                                                              ---------------------------------------------------------------------
                                                               1998 (1)         1997           1996          1995         1994
                                                              ---------------------------------------------------------------------
Interest income  ...........................................  $1,157,945     $1,072,956     $1,080,035    $1,086,658     $ 989,945
Interest expense  ..........................................     717,785        693,972        746,970       768,939       678,664
                                                              ----------     ----------     ----------    ----------     ---------
     Net interest income  ..................................     440,160        378,984        333,065       317,719       311,281
Provision for loan losses  .................................      (1,727)        25,204         40,350        66,150       139,726
                                                              ----------     ----------     ----------    ----------     ---------
     Net interest income after provision for loan losses  ..     441,887        353,780        292,715       251,569       171,555
Other income:
  Fee income  ..............................................      98,076         90,696         69,977        69,311        60,513
  Gain (loss) on sale of loans, net  .......................         605           (291)          (690)          146           665
  Gain (loss) on sale of mortgage-backed securities, net  ..       4,562         (1,804)       (34,222)      (11,725)        1,099
  Gain on sale of banking operations  ......................          --             --             --        73,713            --
  Other income (loss), net  ................................       1,645             62           (707)        3,001        (1,936)
                                                              ----------     ----------     ----------    ----------     ---------
     Total other income  ...................................     104,888         88,663         34,358       134,446        60,341
Other expenses:
  Compensation and employee benefits  ......................     135,966        114,270        101,502       105,218       126,037
  Occupancy expense, net  ..................................      34,215         31,777         29,698        31,433        37,691
  Advertising and promotion  ...............................      21,816         24,416         24,798        18,855        16,285
  Furniture, fixtures and equipment  .......................      15,078         12,585         11,605        14,559        24,793
  Stationery, supplies and postage  ........................      14,228         11,628         10,158         9,065        11,174
  Regulatory insurance  ....................................       7,843         16,317         27,491        29,077        38,233
  Other general and administrative expenses  ...............      64,524         52,231         41,683        35,265        37,449
                                                              ----------     ----------     ----------    ----------     ---------
     Total general and administrative expenses  ............     293,670        263,224        246,935       243,472       291,662
  SAIF special assessment...................................          --         55,519             --            --            --
  Legal expense--goodwill lawsuit...........................      19,045         24,058          1,929           369           304
  Acquisition and restructuring costs.......................       6,939             --             --            --            --
  Operations of real estate held for sale or investment  ...        (664)           935          1,242           (31)        2,690
  Operations of real estate acquired in settlement of loans.      (3,111)         6,623          8,426        15,034        24,089
  Amortization of goodwill and other intangible assets  ....       9,151          5,530          5,147         1,724         9,764
  Write-off of assets held for Florida disposition..........          --             --             --            --       136,209
                                                              ----------     ----------     ----------    ----------     ---------
     Total other expenses  .................................     325,030        355,889        263,679       260,568       464,718
Earnings (loss) before income tax provision (benefit) and
 extraordinary items........................................     221,745         86,554         63,394       125,447      (232,822)
Income tax provision (benefit)  ............................      92,996         36,131         21,342        52,146       (10,171)
                                                              ----------     ----------     ----------    ----------     ---------
Earnings (loss) before extraordinary items.....  ...........     128,749         50,423         42,052        73,301      (222,651)
Extraordinary items, net  ..................................         --              --             --         1,755        14,092
                                                              ----------      ----------     ----------   ----------     ---------
     Net earnings (loss)  ..................................  $  128,749     $   50,423     $   42,052     $  75,056     $(208,559)
                                                              ==========     ==========     ==========    ==========     =========
Earnings (loss) applicable to common shareholders:
  Net earnings (loss).......................................  $  128,749     $   50,423     $   42,052    $   75,056     $(208,559)
  Dividends declared on preferred stock  ...................     (10,108)       (10,841)       (16,156)      (17,668)      (13,759)
  Premium on exchange of preferred stock for common stock...          --         (4,173)        (9,443)           --            --
                                                              ----------     ----------     ----------    ----------     ---------
                                                              $  118,641     $   35,409     $   16,453    $   57,388     $(222,318)
                                                              ==========     ==========     ==========    ==========     =========
Earnings (loss) per common share:
  Basic:
    Earnings (loss) before extraordinary items  ............ $     2.27     $     0.72     $     0.39    $     1.38      $   (6.48)
    Net earnings (loss)  ...................................       2.27           0.72           0.39          1.43          (6.10)
  Diluted:
    Earnings (loss) before extraordinary items  ............ $     1.78     $     0.64     $     0.36    $     1.22      $   (6.48)
    Net earnings (loss)  ...................................       1.78           0.64           0.36          1.25          (6.10)
Return on average assets  ..................................       0.78%          0.33%          0.28%         0.46%         (1.19)%
Return on average equity  ..................................      11.42           5.14           4.45          8.26         (22.18)
Efficiency ratio(2)  .......................................      54.56          56.04          61.27         62.91          78.53

__________
(1) Includes the results of operations of CENFED since its acquisition on April 21, 1998.
(2) Defined as total general and administrative expenses divided by the sum of net interest income before provision for loan losses plus fee income.

                     GOLDEN STATE BANCORP AND SUBSIDIARIES

             CONSOLIDATED FIVE YEAR SUMMARY OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                              JUNE 30
                                                           -------------------------------------------------------------------------
                                                              1998(1)             1997           1996           1995         1994
                                                           -------------------------------------------------------------------------
                     ASSETS
Cash and amounts due from banks......................      $   311,278      $   221,557    $   153,608   $   139,697    $   164,576
Federal funds sold and assets purchased under
 resale agreements...................................          172,000          632,000        433,000       296,000        315,961
Other investments....................................          128,349           31,799         18,877        42,326        166,040
Loans receivable, net................................       13,774,580       11,905,093     10,727,909     9,899,297      9,595,780
Mortgage-backed securities, net......................        2,375,363        2,279,534      2,240,790     4,723,457      5,363,779
Real estate held for sale or investment..............            6,327            8,689         12,072        13,303         16,995
Real estate acquired in settlement of loans..........           37,393           61,500         78,249       105,730        146,835
Investment in capital stock of Federal Home Loan
 Bank, at cost.......................................          300,339          259,587        192,842       185,799        139,678
Mortgage servicing assets............................          243,314          284,472        127,399        99,122         68,719
Goodwill and other intangible assets.................          180,463           99,533         59,216        63,538         47,781
Assets held for Florida disposition, net.............               --               --             --            --        257,363
Other assets.........................................          587,331          434,495        412,602       475,977        519,524
                                                           -----------      -----------    -----------   -----------    -----------
                                                           $18,116,737      $16,218,259    $14,456,564   $16,044,246    $16,803,031
                                                           ===========      ===========    ===========   ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.............................................      $10,698,265      $ 9,356,909    $ 8,723,976   $ 8,734,880    $10,919,806
Securities sold under agreements to repurchase.......          175,551          768,682        758,050     2,695,176      2,306,274
Borrowings from the FHLB.............................        5,613,458        4,788,000      3,838,000     3,495,000      2,443,428
Other borrowings.....................................           63,936           10,782         10,599        28,883         96,890
Other liabilities....................................          326,850          281,812        168,488       148,460        158,419
                                                           -----------      -----------    -----------   -----------    -----------
        Total liabilities............................       16,878,060       15,206,185     13,499,113    15,102,399     15,924,817
                                                           -----------      -----------    -----------   -----------    -----------

 Preferred stock.....................................            4,617            4,622          5,824         8,050         10,978
 Common stock........................................           60,173           50,349         46,730        40,720         37,737
 Additional paid-in capital..........................        1,049,822          793,111        790,724       793,372        792,946
 Net unrealized holding gain (loss) on debt and equity
  securities available for sale......................           (1,607)          (1,154)       (11,391)           37         (5,727)
 Retained earnings - substantially restricted........          283,787          165,146        125,564        99,668         42,280
 Common stock in treasury, at cost...................         (158,115)              --             --            --             --
                                                           -----------      -----------    -----------   -----------    -----------
        Total stockholders' equity...................        1,238,677        1,012,074        957,451       941,847        878,214
                                                           -----------      -----------    -----------   -----------    -----------
                                                           $18,116,737      $16,218,259    $14,456,564   $16,044,246    $16,803,031
                                                           ===========      ===========    ===========   ===========    ===========

Common shares outstanding............................       55,485,151(2)    50,348,509     46,729,698    40,719,718     37,737,434
Book value per common share (3)......................      $     20.24      $     17.81    $     17.37   $     18.19    $     17.24
Tangible book value per common share (4).............      $     16.99      $     15.83    $     16.11   $     16.63    $     10.89
Preferred stock liquidation value....................      $   115,437      $   115,550    $   145,597   $   201,250    $   227,599
Interest rate spread.................................             2.89%            2.68%          2.41%         1.83%          2.13%
Ratio of non-performing assets to total assets.......             0.74%            1.26%          1.90%         2.22%          3.94%
Average equity to average assets.....................             6.80%            6.45%          6.24%         5.52%          5.34%
Regulatory capital ratios:
   Tangible capital..................................             6.02%            5.67%          6.29%         5.44%          4.28%
   Core capital......................................             6.02%            5.67%          6.29%         5.44%          4.65%
   Risk-based capital................................            11.54%           11.17%         11.93%        11.15%          9.61%
Number of full service customer facilities...........              195              166            150           148            217

(1) Includes the assets and liabilities of CENFED which was acquired on April 21, 1998.
(2)  Excludes 4,688,400 shares of common stock in treasury.
(3) Calculated as total stockholders' equity (net of preferred stock at its liquidation value) divided by the number of common shares outstanding.
(4) Calculated in the same manner as book value per common share except that total stockholders' equity was reduced by goodwill and other intangible assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

EARNINGS PERFORMANCE

  The Company recorded net earnings of $128.7 million, or $1.78 per diluted share, in fiscal 1998, compared to net earnings of $50.4 million, or $0.64 per diluted share, in fiscal 1997 and $42.1 million, or $0.36 per diluted share, in fiscal 1996.

  Net earnings for fiscal 1998 included legal expenses for the Company's goodwill litigation of $19.0 million ($11.0 million after-tax), and acquisition and restructuring costs of $6.9 million ($4.0 million after-tax) related to the acquisitions of CENFED and RedFed, and the distribution of the Litigation Tracking Warrants(TM) described below. See "Results of Operations--Legal Expenses--Goodwill Lawsuit" below and Item 3. "Legal Proceedings--Goodwill Litigation Against the Government" for information on the Company's goodwill litigation. See Item 1. "Business--General" and Notes 4 and 24 of the Notes to Consolidated Financial Statements for information on the CENFED and RedFed acquisitions.

  Net earnings for fiscal 1997 included a special assessment by the FDIC of $55.5 million ($31.9 million after-tax) to recapitalize the SAIF and legal expenses for the Company's goodwill litigation of $24.1 million ($13.8 million after-tax). See "SAIF Special Assessment" below for additional information on this item.

  Net earnings for fiscal 1996 included a loss of $28.2 million ($19.7 million after-tax) on the sale of $1.7 billion of collateralized mortgage obligations ("CMOs"). See "Sale of CMO Investment Portfolio" below for additional information. Also included in results of operations for fiscal 1996 is an after-tax loss of $1.7 million on the sale of the Company's former headquarters facility and legal expenses for the goodwill litigation of $1.9 million ($1.3 million after-tax).

  During fiscal 1997 and 1996, the Company exchanged 1.2 million shares and 2.2 million shares, respectively, of its Series A preferred stock for 3.1 million shares and 5.9 million shares, respectively, of Company common stock. These exchanges were made at a premium above the stated conversion rate of 2.404 shares of the Company's common stock for each share of the Series A preferred stock. See Notes 3 and 19 of the Notes to Consolidated Financial Statements for additional information on these transactions.

  Excluding the after-tax impact of the non-operating items mentioned above and the effect of the preferred stock conversions during fiscal 1997 and 1996, adjusted net earnings for fiscal 1998 were $143.8 million, or $1.99 per diluted share, compared to adjusted net earnings for fiscal 1997 and 1996 of $96.2 million, or $1.43 per diluted share, and $64.8 million, or $1.01 per diluted share, respectively.

  The 50% improvement in adjusted net earnings in fiscal 1998 over fiscal 1997 reflects higher net interest income, lower credit-related costs, increases in other fees and service charges and reduced FDIC insurance premiums, partially offset by decreases in loan servicing income, increases in general and administrative expenses due to expansion of the Company's business lines, recent acquisitions and franchise expansion, and increases in the amortization of goodwill and other intangible assets due to acquisitions.

  The Company's interest rate spread was 2.89% at June 30, 1998, as compared with 2.68% and 2.41% at June 30, 1997 and 1996, respectively. The Company's interest rate spread continued to improve in fiscal 1998 primarily due to a decline in the Company's cost of funds. The decrease in the cost of funds from 4.87% at June 30, 1997 to 4.61% at June 30, 1998 reflects a decline in deposit costs due to a continuing shift in the mix of deposits from higher-cost certificates of deposit to lower-cost checking and other daily access accounts obtained through internally developed growth and the CENFED acquisition. Checking accounts comprised 17.0% of total deposits at June 30, 1998, compared with 12.8% at June 30, 1997.

  See "Results of Operations--Net Interest Income" for additional discussion of the Company's interest rate spread and the impact possible future interest rate changes could have on the Company's net interest income.

  See Note 1 of the Notes to Consolidated Financial Statements for information on current accounting pronouncements and their impact on the Company's consolidated financial statements.

  See Item 1. "Business--Cal Fed Merger" and Note 24 of the Notes to Consolidated Financial Statements for information on the Cal Fed Merger, which is expected to be completed on September 11, 1998.


GOODWILL LITIGATION TRACKING WARRANTS(TM)

   On October 28, 1997, Golden State announced plans to distribute Litigation Tracking Warrants(TM) ("LTW(TM)s") to its security holders representing the right to receive, upon exercise of the LTW(TM)s, Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal's pending goodwill lawsuit against the U.S. Government (the "Goodwill Litigation"). The LTW(TM)s would be exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTW(TM)s would expire 60 days after such notification is given.

   At a special meeting held on April 23, 1998, Golden State shareholders approved certain corporate changes necessary to issue the LTW(TM)s, including an increase in the total number of authorized shares of common stock from 100 million shares to 250 million shares and amendments to certain of the terms of the Company's Noncumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). Following the shareholder meeting on that date, the Company's Board of Directors declared a distribution of its LTW(TM)s as of May 29, 1998, to holders of Golden State common stock of record on May 7, 1998, on the basis of one LTW(TM) for each share held as of the close of business on that date. The Board of Directors also reserved additional LTW(TM)s for future issuance in connection with conversions or exercises of the Company's outstanding Series A Preferred Stock, its two outstanding classes of common stock purchase warrants and employee stock options. The total number of LTW(TM)s issued to holders of common stock and reserved for such future issuances is approximately 85.8 million. The distribution of the LTW(TM)s will not affect Golden State's diluted shares outstanding prior to the time they become exercisable because the amount of the proceeds from the Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

   The LTW(TM)s have traded on the NASDAQ National Market System since June 1, 1998 under the ticker symbol "GSBNZ".


SAIF SPECIAL ASSESSMENT

  On September 30, 1996, President Clinton signed legislation providing for a special assessment on thrift institutions whose customer deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Pursuant to the new law, a one-time fee was payable by all SAIF-insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. In the quarter ended September 30, 1996, the Company recorded a pre-tax accrual of $58.7 million for this assessment. In the fourth quarter ended June 30, 1997, the Company reversed $3.2 million of this accrual to reflect the actual assessment for fiscal 1997 of $55.5 million. The recapitalization of the SAIF has resulted in lower deposit insurance premiums beginning with the third quarter of fiscal 1997.


SALE OF CMO INVESTMENT PORTFOLIO

  During fiscal 1996, the Company sold $1.7 billion of its fixed-rate CMO investments (the "CMO Sale") and recorded a pre-tax loss of $28.2 million. The Company's decision to sell most of its CMO portfolio was part of a strategic realignment of the Company's mortgage-backed securities portfolio in which $2.8 billion of mortgage-backed securities were reclassified from "held to maturity" to "available for sale" during the quarter ended December 31, 1995, in compliance with applicable accounting guidance. The reclassification included the Company's $1.8 billion fixed-rate CMO portfolio and $1.0 billion of its adjustable-rate pass-through securities portfolio. The realignment of the Company's mortgage-backed securities portfolio provided the Company with additional flexibility to manage its interest rate exposure.

CAPITAL

  At June 30, 1998, the Company's tangible book value was $16.99 per common share and $15.49 per diluted share. Glendale Federal's core capital, Tier 1 risk-based capital and total risk-based capital ratios at June 30, 1998 were 6.02%, 10.57% and 11.54%, respectively, placing the Bank in the "well-capitalized" category as defined by federal regulations, which require 5% core, 6% Tier 1 risk-based and 10% total risk-based capital to assets ratios to qualify for that designation.



                             BALANCE SHEET ANALYSIS

  The Company's asset size and composition have been determined principally by seeking to balance liquidity, yield, risk and regulatory capital requirements. Consolidated assets of the Company increased by $1.9 billion, to $18.1 billion, in the twelve months ended June 30, 1998, primarily due to the acquisition of CENFED in April 1998 and the purchase of single-family residential loans in the secondary market. If interest rates decline significantly from the June 30, 1998 levels, the Company's interest-earning assets could shrink due to timing differences between the runoff attributable to higher levels of prepayments on loans and mortgage-backed securities and the Company's ability to locate suitable investments to replace the runoff. A reduction in interest-earning assets or the yields thereon could adversely impact the Company's earnings.

  Consolidated liabilities of the Company increased by $1.7 billion, to $16.9 billion, in the twelve months ended June 30, 1998. This was mainly attributable to the purchase of $1.4 billion of deposits and $404.7 million of borrowings relating to the acquisition of CENFED.


MORTGAGE-BACKED AND OTHER DEBT AND EQUITY SECURITIES

  Mortgage-backed securities held to maturity decreased by $248.2 million, to $914.6 million, in the twelve months ended June 30, 1998, primarily due to principal payments received of $245.6 million.

  Mortgage-backed securities available for sale increased by $344.1 million, to $1.5 billion, in the twelve months ended June 30, 1998, primarily due to purchases of $584.1 million of mortgage-backed securities issued by various federal agencies, and $356.0 million of mortgage-backed securities acquired in the CENFED merger, of which $231.8 million were pass-through securities. These increases were partially offset by principal payments received of $457.3 million and sales of $123.0 million.

  Other debt and equity securities available for sale increased by $98.4 million, to $126.1 million, in the twelve months ended June 30, 1998, primarily due to $96.9 million of municipal debt securities and $20.0 million of U.S. Government debt securities acquired in the CENFED merger, offset by maturities of $6.5 million and sales of $2.0 million.


LOANS RECEIVABLE

  Loans receivable held for investment increased by $1.9 billion, to $13.7 billion, in the twelve months ended June 30, 1998. The increase was primarily due to $1.4 billion of loans acquired as part of the CENFED merger, loans purchased for investment totaling $2.7 billion and loans originated for investment, net of refinances, of $755.6 million, partially offset by principal repayments of $2.9 billion and loans transferred to REO of $96.4 million. The loan purchases consisted primarily of $663.5 million of single-family residential, adjustable-rate mortgage loans and $2.0 billion of single-family residential, fixed-rate mortgage loans that were purchased in the secondary market.

  Loans receivable held for sale increased by $12.9 million, to $31.9 million, in the twelve months ended June 30, 1998, primarily due to the effect of increased fixed-rate loan origination activity during fiscal 1998 compared to fiscal 1997. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the transfer of loans from the Company's held for investment portfolio.

  As of June 30, 1998, commitments of the Company to purchase loans in the secondary market totaled $75.0 million and were comprised entirely of commitments to purchase fixed-rate loans. At that date, commitments of the Company to originate loans and sell loans and mortgage-backed securities totaled $97.4 million and $122.8 million, respectively, and the Company's commitments on outstanding letters of credit totaled $4.8 million.

  New commitments under lines of credit that were purchased or generated through the Company's consumer and commercial lending programs are summarized as follows (in thousands):

                                                                                              YEARS ENDED JUNE 30
                                                                                    ---------------------------------------
                                                                                        1998          1997          1996
                                                                                    ---------------------------------------
   Consumer loans................................................................       $173,771      $168,335      $70,718
   Commercial loans..............................................................        285,630       251,749        7,560
                                                                                        --------      --------      -------
                                                                                        $459,401      $420,084      $78,278
                                                                                        ========      ========      =======

  The new commitments under consumer lines of credit during fiscal 1998 and 1997 included $2.4 million and $17.6 million, related to the acquisitions of CENFED and TransWorld, respectively. The new commitments under commercial lines of credit during fiscal 1998 included $9.0 million related to the acquisition of CENFED. The new commitments under commercial lines of credit during fiscal 1997 included $92.9 million purchased in the TransWorld and OneCentral acquisitions, and $80 million of agricultural loan commitments, of which $50 million were purchased in December 1996.

  The following table summarizes the outstanding commitments and related outstanding principal balances on lines of credit under the Company's consumer and commercial lending programs (in thousands):

                                                                                               JUNE 30
                                                                                      ------------------------
                                                                                        1998            1997
                                                                                      ------------------------
     Consumer loans:
        Credit limit balance.....................................................        $459,702       $309,013
        Outstanding principal balance............................................         114,880         71,847
     Commercial loans:
        Credit limit balance.....................................................         436,034        213,332
        Outstanding principal balance............................................         203,620         88,927

  The following table summarizes loan originations by property type (including the refinanced portion of the Company's loans) and loans purchased in the secondary market for the periods indicated (dollars in millions):


                                                                                YEARS ENDED JUNE 30
                                                        --------------------------------------------------------------------
                                                               1998                    1997                    1996
                                                        --------------------------------------------------------------------
                                                                   PERCENT OF             PERCENT OF              PERCENT OF
                                                        AMOUNT       TOTAL      AMOUNT      TOTAL       AMOUNT      TOTAL
                                                        ------     ----------   ------    ----------    ------    ---------
Originations:
Permanent Loans:
      Single-family 1-4 units.......................    $1,493         35.1%   $  726       23.0%      $  778         26.9%
      Multi-family 5-36 units.......................        15          0.4        22        0.7           26          0.9
      Multi-family 37 or more units.................        --           --         9        0.3            6          0.2
      Non-residential...............................        23          0.5         8        0.3           13          0.4
      Land..........................................         6          0.1        --         --            1           --
Construction Loans:
      Single-family 1-4 units.......................        --           --         4        0.1           16          0.7
      Multi-family 5-36 units.......................        --           --         3        0.1            5          0.2
Commercial loans....................................        54          1.3        30        1.0            1           --
Consumer loans......................................        13          0.3        16        0.5           21          0.7
                                                        ------        -----    ------      -----       ------        -----
                                                         1,604         37.7       818       26.0          867         30.0
                                                        ------        -----    ------      -----       ------        -----

Secondary Market Purchases (1-4 units):
    Adjustable-rate.................................       663         15.6     1,136       36.0        2,024         70.0
    Fixed-rate......................................     1,985         46.7     1,198       38.0           --           --
                                                        ------        -----    ------      -----       ------        -----
                                                         2,648         62.3     2,334       74.0        2,024         70.0
                                                        ------        -----    ------      -----       ------        -----

Total Originations and Secondary Market
    Purchases.......................................    $4,252        100.0%   $3,152      100.0%      $2,891        100.0%
                                                        ======        =====    ======      =====       ======        =====

  Term loan originations for fiscal 1998 increased by $786 million or 96%, to $1.6 billion, compared to fiscal 1997. This increase was primarily due to an increase of $786 million, to $1.2 billion, in fixed-rate mortgage lending resulting from a decline in long term interest rates and an improvement in the California housing market. Fixed-rate originations were 75% of total originations in fiscal 1998, compared to 40% in fiscal 1997. Loans refinanced totaled $421.7 million, or 26% of total originations, for the year ended June 30, 1998, compared to $86.6 million, or 11% of total originations, for the year ended June 30, 1997. Term loan originations for fiscal 1997 declined 6% from fiscal 1996 primarily due to a decline in refinancing activity. See Item 1. "Business - Loans Receivable - Loan Portfolio Composition" for information on the Company's loan originations by note type for the past five fiscal years.

  Multi-family residential and non-residential real estate loans have primarily been made to finance the disposition of REO and real estate held for sale or investment ("REI") properties or to refinance maturing loans. The single-family residential and multi-family residential construction loans originated in the prior fiscal years represent outstanding commitments made before the Company's construction lending program was terminated during fiscal 1997.

NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

  The following table summarizes the Company's NPAs and restructured loans at the dates indicated (dollars in thousands):

                                                                                                      JUNE 30
                                                                                 ------------------------------------------------
                                                                                        1998                      1997
                                                                                 ------------------------------------------------
                                                                                              PERCENT                   PERCENT
                                                                                             OF TOTAL                  OF TOTAL
                                                                                 AMOUNT       ASSETS       AMOUNT       ASSETS
                                                                                 ------      --------      ------      ---------
Non-accrual loans...........................................................      $ 95,994       0.53%      $140,295       0.86%
REO and other assets........................................................        38,275       0.21         64,663       0.40
                                                                                  --------       ----       --------       ----
Total NPAs..................................................................      $134,269       0.74%      $204,958       1.26%
                                                                                  ========       ====       ========       ====
Restructured loans..........................................................      $ 21,465       0.12%      $ 31,064       0.19%
                                                                                  ========       ====       ========       ====


  The following table summarizes NPA and restructured loan activity in fiscal 1998 (in thousands):


                                                 JUNE 30,                                                               PAYOFFS/
                                                  1997                                       WRITE-        REIN-        SALES/
                                                 BALANCE    ADDITIONS      FORECLOSURES      DOWNS     STATEMENTS       OTHER
                                                ---------   ---------      ------------     --------   -----------    ----------
Non-Accrual Loans:
  Single-family 1-4 units....................    $ 82,989    $131,987       $(64,853)       $    --      $(50,286)    $ (29,649)
  Multi-family 5-36 units....................      21,087      20,130        (18,015)          (900)       (5,056)       (9,631)
  Multi-family 37 or more units..............       3,121          93             --             --            --        (2,797)
  Non-residential............................      30,672      27,490        (14,254)        (2,899)       (5,070)      (21,435)
  Commercial.................................         859       9,350             --           (134)       (4,578)       (3,669)
  Consumer...................................       1,567         836             --            (35)           (5)         (921)
                                                 --------    --------       --------        -------      --------     ---------
                                                 $140,295    $189,886       $(97,122)       $(3,968)     $(64,995)    $ (68,102)
                                                 ========    ========       ========        =======      ========     =========
REO and Other Repossessed Assets:
  Single-family 1-4 units....................    $ 34,116    $  7,553       $ 52,653        $(1,019)     $     --     $ (70,297)
  Multi-family 5-36 units....................       8,414       1,449         13,882           (917)           --       (19,741)
  Multi-family 37 or more units..............       1,933          --             --             --            --        (1,933)
  Non-residential............................      20,169       2,324         13,063         (1,289)           --       (22,085)
  Consumer...................................          31          --             --             --            --           (31)
                                                 --------    --------       --------        -------      --------     ---------
                                                 $ 64,663    $ 11,326       $ 79,598        $(3,225)     $     --     $(114,087)
                                                 ========    ========       ========        =======      ========     =========
Total NPAs:
  Single-family 1-4 units....................    $117,105    $139,540       $(12,200)       $(1,019)     $(50,286)    $ (99,946)
  Multi-family 5-36 units....................      29,501      21,579         (4,133)        (1,817)       (5,056)      (29,372)
  Multi-family 37 or more units..............       5,054          93             --             --            --        (4,730)
  Non-residential............................      50,841      29,814         (1,191)        (4,188)       (5,070)      (43,520)
  Commercial.................................         859       9,350             --           (134)       (4,578)       (3,669)
  Consumer...................................       1,598         836             --            (35)           (5)         (952)
                                                 --------    --------       --------        -------      --------     ---------
                                                 $204,958    $201,212       $(17,524)       $(7,193)     $(64,995)    $(182,189)
                                                 ========    ========       ========        =======      ========     =========
Restructured Loans:
  Single-family 1-4 units....................    $  2,168    $  1,219       $     --        $    --      $     --     $  (1,249)
  Multi-family 5-36 units....................       3,676       3,353             --             --            --        (1,955)
  Multi-family 37 or more units..............      18,331       4,696             --             --            --       (16,245)
  Non-residential............................       6,889         751             --             --            --          (169)
                                                 --------    --------       --------        -------      --------     ---------
                                                 $ 31,064    $ 10,019       $     --        $    --      $     --     $ (19,618)
                                                 ========    ========       ========        =======      ========     =========


                                                    JUNE 30,
                                                      1998
                                                    BALANCE
                                                   ---------
Non-Accrual Loans:
  Single-family 1-4 units....................       $ 70,188
  Multi-family 5-36 units....................          7,615
  Multi-family 37 or more units..............            417
  Non-residential............................         14,504
  Commercial.................................          1,828
  Consumer...................................          1,442
                                                    --------
                                                    $ 95,994
                                                    ========




REO and Other Repossessed Assets:
  Single-family 1-4 units....................       $ 23,006
  Multi-family 5-36 units....................          3,087
  Multi-family 37 or more units..............             --
  Non-residential............................         12,182
  Consumer...................................             --
                                                    --------
                                                    $ 38,275
                                                    ========
Total NPAs:
  Single-family 1-4 units....................       $ 93,194
  Multi-family 5-36 units....................         10,702
  Multi-family 37 or more units..............            417
  Non-residential............................         26,686
  Commercial.................................          1,828
  Consumer...................................          1,442
                                                    --------
                                                    $134,269
                                                    ========
Restructured Loans:
  Single-family 1-4 units....................       $  2,138
  Multi-family 5-36 units....................          5,074
  Multi-family 37 or more units..............          6,782
  Non-residential............................          7,471
                                                    --------
                                                    $ 21,465
                                                    ========

  NPAs decreased $70.7 million, or 34%, in the twelve months ended June 30, 1998, reflecting $114.1 million in sales of REO through the Company's regular liquidation process, the sale or payoff of $59.6 million in non-accrual loans, the reinstatement to accrual status of $65.0 million in non-accrual loans, and $24.7 million in write-downs (including those related to foreclosures), partially offset by NPA additions of $201.2 million, of which $18.3 million resulted from the CENFED acquisition. For the twelve months ended June 30, 1998, 69% of NPA additions were loans secured by, and REO consisting of, single-family residences. During October 1997, the Company's largest non-accrual loan in the amount of $11.3 million and secured by a shopping center, was repaid in full, and the Company's largest REO in the amount of $13.4 million and consisting of land acquired for development, was sold, for a combined reduction in NPAs of $24.7 million.

  The $9.6 million decrease in restructured loans for the twelve months ended June 30, 1998 was primarily due to the payoff in November 1997 of the Company's largest restructured loan in the amount of $16.1 million, partially offset by $10.0 million of new restructured loans transferred from non-accrual status.

  Total delinquent loans decreased by $31.0 million, to $184.3 million, in the twelve months ended June 30, 1998. This decrease was attributable primarily to the single-family residential, multi-family (5-36 units) residential and non-residential portfolios, in which delinquent loans declined by $9.4 million, $12.2 million and $9.3 million, to $136.8 million, $17.5 million and $19.1 million, respectively. At June 30, 1998, single-family residential, multi-family (5-36 units) residential and non-residential loans comprised 74%, 9% and 10%, respectively, of total delinquent loans.

  If California and the other states in which the Company has significant loan concentrations experience an economic downturn, resulting in a significant decline in property values or a significant increase in unemployment, the level of NPAs and delinquent loans could increase. At June 30, 1998, the three states in which the Company had its largest loan concentrations were California ($10.5 billion), Florida ($799.3 million) and Virginia ($231.9 million).


ALLOWANCE FOR LOAN LOSSES

  The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience, industry experience and asset classifications. The Company's asset classification process, in accordance with applicable regulations, provides for the classification of assets into the categories of satisfactory, special mention, substandard, doubtful or loss. The allowance for loan losses is adjusted quarterly to reflect management's current assessment of the effect of these considerations on estimated inherent loan losses. While management uses all information available to it to estimate inherent losses on loans, future changes to the allowance may become necessary based on changes in loan performance, economic and market conditions. The OTS, as part of its examination process, periodically reviews the Company's allowance for loan losses. The OTS may require the Company to make changes to the allowance based on its examiners' judgments and the information available to them at the time of their examination.

  The following table sets forth the allocation of Golden State's allowance for loan losses at June 30, 1998 and 1997 by property type (dollars in thousands):


                                                        JUNE 30, 1998                           JUNE 30, 1997
                                            -------------------------------------- ------------------------------------------
                                                                       PERCENT OF                                 PERCENT OF
                                                                       ALLOWANCE                                  ALLOWANCE
                                                           GROSS        TO GROSS                   GROSS           TO GROSS
                                            ALLOWANCE      LOANS         LOANS      ALLOWANCE      LOANS            LOANS
                                            ----------  -----------   ----------   ----------   -----------      ------------
Single-family 1-4 units..................    $ 48,568   $10,355,638      0.47%     $ 52,579     $ 8,821,828         0.60%
Multi-family:
  5-36 units.............................      31,087     1,504,858      2.07        43,852       1,477,549         2.97
  37 or more units.......................      11,724       313,575      3.74        16,496         345,052         4.78
Non-residential..........................      30,988     1,358,880      2.28        35,280       1,207,013         2.92
Commercial...............................      11,749       290,515      4.04         7,552         160,061         4.72
Consumer.................................      22,366       150,050     14.91         8,000         120,685         6.63
                                             --------   -----------                --------     -----------
                                             $156,482   $13,973,516      1.12%     $163,759     $12,132,188         1.35%
                                             ========   ===========                ========     ===========

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

  Specific valuation allowances for impaired loans totaled $13.4 million and $14.0 million at June 30, 1998 and 1997, respectively, and are included in the allowance for loan losses. Specific valuation allowances are provided when management determines that, for a specific loan, default appears probable and the amount of the expected loss is measurable. The balances of impaired loans with related specific valuation allowances at June 30, 1998 and 1997 totaled $54.3 million and $78.7 million, respectively. Impaired loans not having related specific valuation allowances at June 30, 1998 and 1997 totaled $55.6 million and $64.1 million, respectively.

  The allowance for loan losses declined by $7.3 million, to $156.5 million, in fiscal 1998. The decrease in the allowance during this period reflects improving NPA and delinquency trends, reduced levels of charge-offs, a reduced number of high-risk, large, and multiple loan borrower relationships and an overall improvement in the performance of the total loan portfolio, partially offset by growth in the loan portfolio through whole loan purchases and the addition of $16.9 million of allowance obtained in the acquisition of CENFED. The improvement in credit quality was significant, reflecting the lowest level of NPAs since fiscal 1988, and the lowest level of charge-offs since March 1989. The increase in the allowance allocation to consumer loans reflects growth in that portfolio and in the outstanding commitments on consumer lines of credit, and the Company's limited experience to date in managing the credit performance of this new line of business. The ratios of allowance to non-accrual loans and total gross loans at June 30, 1998 were 163.0% and 1.1%, respectively, compared to 116.7% and 1.4%, respectively, at June 30, 1997.

  A summary of activity in the allowance for loan losses by property type during fiscal 1998 is as follows (in thousands):


                                                  BALANCE                                                    ADDITIONS     BALANCE
                                                  JUNE 30,      PROVISION                                     DUE TO       JUNE 30,
                                                    1997      (REALLOCATION)   CHARGE-OFFS   RECOVERIES     ACQUISITION     1998
                                                  -------     -------------    -----------   ----------    ------------    --------
Single-family 1-4 units........................   $ 52,579     $    992         $(11,243)      $  272         $ 5,968    $ 48,568
Multi-family:
  5-36 units...................................     43,852       (6,526)          (6,239)          --              --      31,087
  37 or more units.............................     16,496       (4,507)            (551)         286              --      11,724
Non-residential................................     35,280      (10,393)          (5,619)         799          10,921      30,988
Commercial.....................................      7,552        1,848           (1,992)       4,341              --      11,749
Consumer.......................................      8,000       16,859           (3,408)         901              14      22,366
                                                  --------     --------         --------       ------         -------    --------
                                                  $163,759     $ (1,727)        $(29,052)      $6,599         $16,903    $156,482
                                                  ========     ========         ========       ======         =======    ========

  A summary of activity in the allowance for loan losses by property type during fiscal 1997 is as follows (in thousands):

                                                  BALANCE                                                    ADDITIONS     BALANCE
                                                  JUNE 30,      PROVISION                                     DUE TO       JUNE 30,
                                                    1997      (REALLOCATION)   CHARGE-OFFS   RECOVERIES    ACQUISITIONS      1998
                                                  -------     -------------    -----------   ----------    ------------    --------
Single-family 1-4 units........................   $ 56,833      $21,352         $(25,773)      $  167          $   --    $ 52,579
Multi-family:
  5-36 units...................................     48,628        5,972          (10,756)           8              --      43,852
  37 or more units.............................     26,062       (3,954)          (5,860)         248              --      16,496
Non-residential................................     47,260         (362)         (12,996)       1,159             219      35,280
Commercial.....................................      4,699       (4,511)             (68)       3,575           3,857       7,552
Consumer.......................................      3,274        6,707           (3,043)       1,062              --       8,000
                                                  --------      -------         --------       ------          ------    --------
                                                  $186,756      $25,204         $(58,496)      $6,219          $4,076    $163,759
                                                  ========      =======         ========       ======          ======    ========

  The provision for loan losses declined by $26.9 million, to a credit of $1.7 million, in fiscal 1998, compared to fiscal 1997, reflecting management's assessment that there is a decreased risk of loss inherent in the loan portfolio, as evidenced by decreases in NPAs and delinquent loans. The negative balances shown in the "Provision/(Reallocation)" column in the above tables represent the reallocation of the allowance among the different portfolios and reflects management's assessment of the shifting of the relative risks of loss inherent in the different portfolios.

  If the recent economic improvements in the Company's principal market areas do not continue or if economic conditions in these areas deteriorate, the Company's loans could be adversely impacted, resulting in increases in NPAs and higher charge-offs. Such increased NPAs and charge-offs could require an increase in the provision for loan losses and a corresponding increase in the allowance for loan losses, which could reduce net earnings.

MORTGAGE LOAN SERVICING ACTIVITIES

  Golden State services mortgage loans for other loan investors in exchange for servicing fees. The Company enters into agreements to service loans for others primarily through the purchase of servicing rights from other servicers, and to a lesser extent, through the sale of loans it has originated while retaining the right to service the loans.

  Mortgage servicing assets decreased by $41.2 million, to $243.3 million, during fiscal 1998, primarily due to the amortization of MSA of $49.2 million and an increase to the valuation allowance of $6.1 million. These factors were partially offset by MSA additions of $8.3 million and $4.9 million, related to the CENFED acquisition and the sale of loans with servicing rights retained, respectively.

  The valuation of MSA is significantly affected by market prepayment expectations of the loans underlying the MSA. If prepayment expectations increase from the levels as of June 30, 1998, recognition of valuation allowances relating to the value of the Company's MSA and acceleration of the rate of amortization of that asset may be necessary, depending upon the frequency, magnitude and duration of such increases. A decrease in long-term interest rates in the range of 50 to 100 basis points from the June 30, 1998 levels could result in impairment to the Company's MSA (before the recorded valuation allowance of $10.2 million at June 30, 1998) in the range of $35.0 million to $73.7 million. If interest rates continue to decline or remain at current levels for a protracted period of time, the resulting higher actual and expected prepayments could have an adverse impact on the Company's operating results.

  The following table summarizes the Company's portfolio of mortgage loans serviced for others:

                                                                                   JUNE 30
                                                                     ------------------------------------
                                                                         1998                    1997
                                                                     ------------            ------------
Principal balance (in billions).............................             $ 25.3                  $ 29.6
Number of loans.............................................            212,970                 240,629
Weighted average interest rate..............................               7.64%                   7.66%
Weighted average service fee (in basis points)..............               31.9                    32.1
Weighted average remaining term (in months).................                261                     310
Percent delinquent 30 days or more..........................               0.98%                   1.11%


LIABILITY COMPOSITION

  The Company's ratios of deposits and borrowings to total interest-bearing liabilities were 65% and 35%, respectively, at June 30, 1998, compared to ratios of 63% and 37%, respectively, at June 30, 1997. The Company continues to emphasize the attraction of retail deposits, especially low-cost demand deposits. The ratio of deposits to borrowings is, from time to time, impacted by the difficulty in attaining growth with concurrent growth in retail deposits. However, the Company expects to replace borrowings with retail deposits over time through a combination of retail sales efforts and acquisitions of deposits. See the deposit composition table following for additional information.


DEPOSITS

  The Company uses retail deposits as its core source of funds for lending and asset purchase purposes and as a customer base for providing additional fee generating financial services. The Company's total deposits increased by $1.3 billion, to $10.7 billion, in fiscal 1998. Included in fiscal 1998's net deposit inflows in daily access and certificates were $373.4 million and $1.1 billion, respectively, of deposits purchased in the CENFED acquisition.

  Golden State's deposit composition at June 30, 1998 and 1997 was as follows (dollars in thousands):


                                                                                                 JUNE 30
                                                                         ---------------------------------------------------
                                                                                   1998                       1997
                                                                         ------------------------    -----------------------
                                                                                       PERCENT OF                 PERCENT OF
                                                                           AMOUNT         TOTAL        AMOUNT       TOTAL
                                                                           ------      ----------      ------     ----------
Checking..............................................................   $ 1,812,869         17.0%   $1,198,011        12.8%
Savings...............................................................       477,199          4.5       452,225         4.8
Money market..........................................................     2,379,249         22.2     2,119,553        22.7
                                                                         -----------        -----    ----------       -----
  Total daily access..................................................     4,669,317         43.7     3,769,789        40.3
                                                                         -----------        -----    ----------       -----
Short-term certificates (1 year or less)..............................     2,494,525         23.3     2,703,538        28.9
Long-term certificates (over 1 year)..................................     3,199,049         29.9     2,700,906        28.9
Jumbo and brokered certificates.......................................       335,374          3.1       182,676         1.9
                                                                         -----------        -----    ----------       -----
  Total certificates..................................................     6,028,948         56.3     5,587,120        59.7
                                                                         -----------        -----    ----------       -----
                                                                         $10,698,265        100.0%   $9,356,909       100.0%
                                                                         ===========        =====    ==========       =====

  Checking accounts increased by $614.9 million, or 51%, to $1.8 billion during fiscal 1998. The increase was comprised of a $355.6 million increase in retail and business checking accounts and a $259.3 million increase in custodial checking accounts in which borrower payments on loans serviced by the Company are deposited prior to disbursement to investors, taxing authorities or insurance companies. Jumbo and brokered certificates of deposit increased by $152.7 million, or 84%, to $335.4 million during fiscal 1998, primarily due to the addition of $100 million from the State of California.


BORROWINGS

  Total borrowings increased by $285.5 million, to $5.9 billion, during the year ended June 30, 1998, primarily due to $189.0 million of mainly fixed-rate FHLB borrowings and $17.8 million of senior debentures assumed as part of the April 1998 acquisition of CENFED Financial Corporation, and to a $45.0 million commercial bank borrowing obtained by the Company in June 1998 to finance the purchase of its common stock in connection with the RedFed acquisition.

  Securities sold under agreements to repurchase, which have typically had a one-month maturity, decreased by $593.1 million, to $175.6 million, during fiscal 1998 and were replaced with a combination of retail deposits and longer-term, fixed-rate FHLB borrowings.

  FHLB borrowings increased by $825.5 million, to $5.6 billion, during fiscal 1998. Adjustable-rate FHLB borrowings decreased by $264.0 million, to $2.6 billion, while fixed-rate FHLB borrowings increased by $1.1 billion, to $3.0 billion. Included in the fixed-rate category are $1.0 billion of advances, with a weighted average rate of 5.19%, that have a stated maturity of five years, but which the FHLB has the option to call $700.0 million after one year, $200.0 million after two years and $100.0 million after three years ("callable advances"). The Company took down these callable advances to take advantage of the substantial rate discount at which these advances were offered as compared with prevailing straight fixed-rate advance rates and rates on other alternative borrowings. As of June 30, 1998, all of the adjustable-rate FHLB borrowings of $2.6 billion and $604.0 million of the fixed-rate FHLB borrowings (excluding the aforementioned $700.0 million of advances that are callable in fiscal 1999) were due within one year.

  Other borrowings increased by $53.2 million, to $63.9 million, during fiscal 1998, primarily due to the aforementioned additions of $17.8 million from CENFED and $45.0 million for treasury stock purchases, partially offset by the redemption in September 1997 of all of Golden State's $10.5 million of outstanding subordinated debentures. In July 1998, all of the $17.8 million senior debentures were redeemed, and $10.0 million of the $45.0 million borrowing was paid down. The remaining $35.0 million is due on the earlier of November 16, 1998, or 15 days after completion of the Cal Fed Merger, which is expected to take place on September 11, 1998. See "Liquidity and Asset and Liability Management--Asset and Liability Management" below for additional discussion of the Company's borrowings.

STOCKHOLDERS' EQUITY

  Stockholders' equity increased by $226.6 million, to $1.2 billion, during fiscal 1998, primarily due to the issuance of 7.4 million shares of common stock, with a value of $211.1 million, in connection with the Company's acquisition of CENFED, net earnings of $128.7 million, income tax benefits of $28.7 million relating to the exercise of stock options and proceeds of $26.3 million received from the issuance of common stock related to the exercise of stock options. These factors were partially offset by the repurchase of 4.7 million shares of common stock for $158.1 million in connection with the Company's acquisition of RedFed and dividends declared of $10.1 million on the Company's preferred stock. The Company intends to redeem all of its Series A Preferred Stock on October 1, 1998, at a redemption price of $26.09375 per share. As of June 30, 1998, 4,617,484 shares of Series A Preferred Stock were issued and outstanding. See Note 19 of the Notes to Consolidated Financial Statements for additional information on the Company's stockholders' equity.



                  LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

LIQUIDITY

  The Company's primary sources of funds are retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, and sales of assets under agreements to repurchase. The Company also obtains funds from its operations. Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan and mortgage-backed security prepayments and deposit flows may vary widely in reaction to changes in prevailing interest rates and other market conditions. As a measure of protection against these uncertainties, the Company generally has back-up sources of funds available to it. At June 30, 1998, funds estimated to be available from these sources totaled approximately $4.4 billion and consisted primarily of funds available from the repurchase agreement markets.

  During the twelve months ended June 30, 1998, the Company's cash and cash equivalents decreased by $370.3 million, to $483.3 million. The Company experienced a net cash outflow from financing activities of $319.6 million, primarily due to the repayments of FHLB advances of $3.5 billion, the maturities of short-term borrowings of $717.2 million and the repurchase of common shares for $158.1 million in connection with the RedFed merger, partially offset by the proceeds from FHLB advances of $4.0 billion and other borrowings of $45.0 million. The Company's investing activities during the period resulted in a net cash outflow of $280.3 million, principally due to the purchases of loans and mortgage-backed securities totaling $3.3 billion, and term loan originations of $720.1 million, partially offset by principal payments on loans and mortgage-backed securities of $3.6 billion and the proceeds from the sale of mortgage-backed securities of $124.8 million. The Company experienced positive cash flows from operating activities during the period of $229.6 million.

  During the month of June 1998, the Company's average liquidity ratio was 4.38%. The current minimum regulatory requirement for this ratio is 4.00%.


ASSET AND LIABILITY MANAGEMENT

  Savings institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, FHLB advances and other borrowings, mature or reprice at different frequencies, or on different bases, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans and mortgage-backed securities. Interest rate risk is also affected by the difference in aggregate amounts of interest-earning assets and interest-bearing liabilities. Institutions that invest in mortgage-backed assets are subject to prepayment risk as the duration and value of such assets are impacted by changes in actual prepayments from projections of expected prepayment rates made at the time of origination or purchase. Generally, a significant or prolonged reduction in interest rates would be expected to result in an acceleration of loan prepayments beyond the levels currently projected by the Company.

  The Company's Asset/Liability Management Committee ("ALCO") is responsible for implementing the interest rate risk management policy adopted by the Company. Among other things, the Company's policy statement sets forth the limits established by the Board of Directors on acceptable changes in net interest income and net portfolio value resulting from specified changes in interest rates. ALCO reviews, among other things, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and Golden State's current operating results, liquidity, capital and interest rate risk exposure. Based on such reviews, ALCO formulates a strategy that is intended to implement the objectives set forth in Golden State's annual business plan while prudently managing interest rate risk.

  During fiscal 1998, the Company continued or undertook various strategies to mitigate the adverse earnings impact of a declining and flattening yield curve. Foremost among these strategies has been the Company's focus on shifting the mix of its deposits towards checking and other daily access accounts and reducing its reliance on higher costing term certificate of deposit funding. For fiscal 1998, checking account balances grew by $614.9 million to $1.8 billion, or 17%, of total deposits at June 30, 1998 as compared to $1.2 billion, or 13%, of total deposits as of June 30, 1997. Total daily access account balances grew by nearly $900 million to $4.7 billion, or 43.7%, of total deposits at June 30, 1998 as compared to $3.8 billion, or 40.3%, of total deposits as of June 30, 1997. The shifting deposit mix helped reduce the company's cost of deposits by 31 basis points, to 4.06%, at June 30, 1998. Additionally, the Company increased its investment in fixed-rate loans by $2.0 billion to $5.2 billion, or 37%, of its gross loan portfolio at June 30, 1998 from 26% of the portfolio at June 30, 1997. These strategies, combined with other funding strategies and the generation of prime rate-based business and consumer loans, helped increase the Company's interest rate spread to 2.89% at June 30, 1998 from 2.68% at June 30, 1997, a period of generally declining interest rates and a flattening of the yield curve. The earnings and capital growth resulting from these strategies have positively impacted the Company's ability to manage its interest rate risk and to deploy its capital prudently in support of its lines of business.

  The Company actively monitors the impact of changes in interest rates on its net interest income. For this purpose, the Company utilizes various dynamic computer simulation models to measure the sensitivity of its net interest income and earnings forecasts to changes in market rates and possible offsetting changes in the Company's business strategies. Based on such analyses, the Company develops and implements short- and long-term strategies to mitigate the effects of adverse operating environments.

  The OTS measures interest rate risk through a somewhat similar computer simulation model described in its Thrift Bulletin No. 13, "Interest Rate Risk
Exposure: Guidelines on Director and Officer Responsibilities" ("TB 13") as shown below. Under TB 13, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Unlike the Company's analyses, under TB 13 changes in interest rates are defined to consist solely of instantaneous and sustained movements in interest rates in 100 basis point increments and no possible adjustments to a company's business strategies to reflect the assumed changes in interest rates are permitted to be taken into account. Following are the estimated impacts of a parallel shift in interest rates as calculated by the Company using the TB 13 methodology:


                                              JUNE 30, 1998                        JUNE 30, 1997
                                     -----------------------------------------------------------------------
                                           PERCENTAGE CHANGE IN                 PERCENTAGE CHANGE IN
                                     -----------------------------------------------------------------------
CHANGE IN INTEREST RATES             NET INTEREST      NET PORTFOLIO      NET INTEREST      NET PORTFOLIO
(IN BASIS POINTS)                      INCOME(1)          VALUE(2)          INCOME(1)          VALUE(2)
----------------                    --------------    --------------     -------------    ------------------
   +200..........................             -2%               -24%               -3%               -22%
   +100..........................              0%               -11%               -1%                -9%
   -100..........................              1%                 2%                2%                 9%
   -200..........................              2%                 7%                3%                17%

_________
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the Net Portfolio Value of the Company in a stable interest rate environment versus the Net Portfolio Value in the various rate scenarios. The OTS defines "Net Portfolio Value" as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cash flows from existing off-balance sheet contracts.

  The Maturity and Rate Sensitivity Analysis table in Item 1. "Business--Asset and Liability Management and Market Risk" sets forth the projected maturities, based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), of the Company's major asset and liability categories as of June 30, 1998 used to calculate the Company's total and one-year GAP at that date.

  The one-year GAP measures the estimated difference between the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within one year, based on assumptions as to the expected repayment of assets and liabilities. The interest rate sensitivity of the Company's assets and liabilities could vary substantially if actual experience differs from the assumptions used. In its management of interest rate risk, the Company relies primarily on the aforementioned dynamic computer simulation models to determine its interest rate risk position rather than the static one-year GAP position.

  The following table is a summary of Golden State's one-year GAP, subject to the above qualifications, at the dates indicated (dollars in millions):

                                                                                                         JUNE 30
                                                                                                ------------------------
                                                                                                  1998            1997
                                                                                                  ----            ----
Interest-earning assets maturing or repricing within one year ("one-year assets")..........       $10,919        $11,640
Interest-bearing liabilities maturing or repricing within one year ("one-year liabilities")        10,045          9,282
                                                                                                  -------        -------
One-year maturity GAP......................................................................       $   874        $ 2,358
                                                                                                  =======        =======
One-year GAP as a percent of total assets..................................................           4.8%          14.5%
                                                                                                  =======        =======


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

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

  The following table provides information on net interest income for the past three fiscal years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios (dollars in thousands):


                                             YEAR ENDED JUNE 30, 1998                YEAR ENDED JUNE 30, 1997
                                      ---------------------------------------------------------------------------
                                       AVERAGE       INTEREST      AVERAGE    AVERAGE         INTEREST    AVERAGE
                                      BALANCES       INCOME/       YIELD/     BALANCES        INCOME/     YIELD/
                                        (1)          EXPENSE        COST        (1)           EXPENSE      COST
                                      ---------------------------------------------------------------------------
Interest-earning Assets:
 Loans receivable, net(2).........   $12,382,205    $  950,265      7.67%    $11,341,678    $  861,858      7.60%
                                     -----------    ----------               -----------    ----------
 Mortgage-backed securities,
  held to maturity.................    1,050,597        71,012      6.76        N/A            N/A         N/A
 Mortgage-backed securities,
  available for sale(3)...........     1,259,371        78,737      6.25        N/A            N/A         N/A
                                     -----------    ----------               -----------    ----------
       Total mortgage-backed
           securities, net(4).....     2,309,968       149,749      6.48       2,243,784       149,551      6.67
                                     -----------    ----------               -----------    ----------
  Total loans and mortgage-
   backed securities..............    14,692,173     1,100,014      7.49      13,585,462     1,011,409      7.44
                                     -----------    ----------               -----------    ----------
 Federal funds sold and
  assets purchased under                 613,074        35,504      5.79         665,738        37,237      5.59
  resale agreements...............   -----------    ----------               -----------    ----------
  Other debt and equity securities
  available for sale (3)..........        44,253         2,308      5.22        N/A            N/A         N/A
 Other investments(5).............       281,547        20,119      7.15        N/A            N/A         N/A
                                     -----------    ----------              ------------    ----------
       Total other
          investments (4)(6)......       325,800        22,427      6.88         273,471        24,310      8.89
                                     -----------    ----------               -----------    ----------
       Total investments..........       938,874        57,931      6.17         939,209        61,547      6.55
                                     -----------    ----------               -----------    ----------
       Total interest-earning
       assets.....................    15,631,047     1,157,945      7.41      14,524,671     1,072,956      7.39
                                                    ----------                              ----------
All other assets..................       956,834                                 677,837
                                     -----------                             -----------
  Total assets....................   $16,587,881                             $15,202,508
                                     ===========                             ===========
Interest-bearing Liabilities:
 Non-interest-bearing
  demand deposits.................   $ 1,027,499    $       --      0.00%    $   551,196    $       --      0.00%
 Interest-bearing
  demand deposits.................       460,973         4,610      1.00         404,295         4,099      1.01
 Savings..........................       446,704         9,192      2.06         458,070         9,848      2.15
 Money market.....................     2,228,241        88,484      3.97       1,924,309        84,149      4.37
                                     -----------    ----------               -----------    ----------
  Total daily access..............     4,163,417       102,286      2.46       3,337,870        98,096      2.94
 Certificates.....................     5,606,265       306,014      5.46       5,621,222       307,086      5.46
                                     -----------    ----------               -----------    ----------
  Total deposits..................     9,769,682       408,300      4.18       8,959,092       405,182      4.52
                                     -----------    ----------               -----------    ----------
 Securities sold under
  agreements to repurchase........       660,467        37,591      5.69         335,809        18,642      5.55
 FHLB and other borrowings........     4,761,530       271,894      5.71       4,738,502       270,148      5.70
                                     -----------    ----------               -----------    ----------
  Total borrowings................     5,421,997       309,485      5.71       5,074,311       288,790      5.69
                                     -----------    ----------               -----------    ----------
  Total interest-bearing
   liabilities.....................   15,191,679       717,785      4.72      14,033,403       693,972      4.95
                                                    ----------                              ----------
All other liabilities.............       268,757                                 188,772
Stockholders' equity..............     1,127,445                                 980,333
                                     -----------                             -----------
  Total liabilities and
   stockholders' equity...........   $16,587,881                             $15,202,508
                                     ===========                             ===========
Difference between average
 interest-earning assets and
 interest-bearing
 liabilities......................   $   439,368                             $   491,268
                                     ===========                             ===========
Net interest income...............                  $  440,160                              $  378,984
                                                    ==========                              ==========
Yield-cost spread.................                                  2.69%                                   2.44%
                                                                    ====                                    ====
Effective net spread(7)...........                                  2.82%                                   2.61%
                                                                    ====                                    ====

                                                            YEAR ENDED JUNE 30, 1996
                                                    ----------------------------------------
                                                      AVERAGE       INTEREST       AVERAGE
                                                      BALANCES       INCOME/        YIELD/
                                                        (1)          EXPENSE         COST
                                                    -----------     ----------     ---------
Interest-earning Assets:                            $10,268,121     $  803,432         7.82%
 Loans receivable, net(2).........                  -----------     ----------
 Mortgage-backed securities,
  held to maturity................                      N/A            N/A            N/A
 Mortgage-backed securities,
  available for sale(3)...........                      N/A            N/A            N/A
                                                    -----------     ----------
       Total mortgage-backed
          securities, net(4)......                    3,423,747        216,812         6.33
                                                    -----------     ----------
  Total loans and mortgage-
   backed securities..............                   13,691,868      1,020,244         7.45
                                                    -----------     ----------
 Federal funds sold and
  assets purchased under
  resale agreements...............                      674,159         39,347         5.84
                                                    -----------     ----------
 Other debt and equity securities
  available for sale (3)...........                     N/A            N/A            N/A
 Other investments(5).............                      N/A            N/A            N/A
                                                    -----------     ----------
       Total other
          investments (4)(6)......                      208,057         20,444         9.83
                                                    -----------     ----------
       Total investments..........                      882,216         59,791         6.78
                                                    -----------     ----------
       Total interest-earning
          assets..................                   14,574,084      1,080,035         7.41
                                                                    ----------
All other assets..................                      578,912
                                                    -----------
  Total assets....................                  $15,152,996
                                                    ===========
Interest-bearing Liabilities:
 Non-interest-bearing
  demand deposits.................                  $   315,804     $       --         0.00%
 Interest-bearing
  demand deposits.................                      390,488          4,290         1.10
 Savings..........................                      520,129         11,381         2.19
 Money market.....................                    1,520,194         69,257         4.56
                                                    -----------     ----------
  Total daily access..............                    2,746,615         84,928         3.09
 Certificates.....................                    6,085,586        348,906         5.73
                                                    -----------     ----------
  Total deposits..................                    8,832,201        433,834         4.91
                                                    -----------     ----------
 Securities sold under
  agreements to repurchase........                    1,869,194        108,839         5.82
 FHLB and other borrowings........                    3,376,056        204,297         6.05
                                                    -----------     ----------
  Total borrowings................                    5,245,250        313,136         5.97
                                                    -----------     ----------
  Total interest-bearing
   liabilities....................                   14,077,451        746,970         5.31
                                                                    ----------
All other liabilities.............                      130,297
Stockholders' equity..............                      945,248
                                                    -----------
  Total liabilities and
   stockholders' equity...........                  $15,152,996
                                                    ===========
Difference between average
 interest-earning assets and
 interest-bearing
 liabilities......................                  $   496,633
                                                    ===========
Net interest income...............                                  $  333,065
                                                                    ==========
Yield-cost spread.................                                                     2.10%
                                                                                       ====
Effective net spread(7)...........                                                     2.29%
                                                                                       ====

__________
(1) Average balances are primarily computed on daily balances during the period. When such balances are not available, average balances are computed on a monthly basis. Average balances include the effect of discounts and premiums on loans, investment securities, deposits and borrowings acquired in acquisitions, as well as deferred loan fees and the effects of hedging transactions.
(2) Non-accrual loans are included in the average balances for the periods, but interest on such loans is not recognized during the periods the loans are non-accrual and is therefore excluded from interest income.
(3) The yields on available for sale securities are based upon historical amortized cost balances without the effects of fair value adjustments.
(4) Prior to fiscal 1998 the Company aggregated income from all securities (held to maturity and available for sale).
(5) Includes certificates of deposit and investment in capital stock of FHLB for fiscal 1998.
(6) Includes certificates of deposit, other debt and equity securities, and investment in capital stock of FHLB for fiscal 1997 and 1996.
(7) The effective net spread for a period is net interest income divided by average interest-earning assets.


    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate fluctuations (change in rate multiplied by prior period average balance) and volume fluctuations (change in average balance multiplied by prior period rate) when compared to the preceding year (in thousands):

                                                                                 YEARS ENDED JUNE 30
                                                        ------------------------------------------------------------------
                                                               1998 VERSUS 1997                   1997 VERSUS 1996
                                                                CHANGES DUE TO                     CHANGES DUE TO
                                                        ------------------------------------------------------------------
                                                         VOLUME      RATE       TOTAL      VOLUME       RATE        TOTAL
                                                        ------------------------------------------------------------------
Interest income:
  Loans receivable, net..............................   $80,341    $  8,066    $88,407    $ 81,639    $(23,213)   $ 58,426
  Mortgage-backed securities, net....................     4,437      (4,239)       198     (78,333)     11,072     (67,261)
                                                        -------    --------    -------    --------    --------    --------
     Total loans and mortgage-backed
       securities....................................    84,778       3,827     88,605       3,306     (12,141)     (8,835)
  Federal funds sold and assets purchased under
     resale agreements...............................    (3,025)      1,292     (1,733)       (476)     (1,634)     (2,110)
  Other investments..................................     4,177      (6,060)    (1,883)      5,964      (2,098)      3,866
                                                        -------    --------    -------    --------    --------    --------
     Total investments...............................     1,152      (4,768)    (3,616)      5,488      (3,732)      1,756
                                                        -------    --------    -------    --------    --------    --------
     Total interest income...........................    85,930        (941)    84,989       8,794     (15,873)     (7,079)
                                                        -------    --------    -------    --------    --------    --------
Interest expense:
  Deposits--daily access.............................    21,826     (17,636)     4,190      17,469      (4,301)     13,168
  Deposits--certificates.............................    (1,072)         --     (1,072)    (25,855)    (15,965)    (41,820)
                                                        -------    --------    -------    --------    --------    --------
     Total deposits..................................    20,754     (17,636)     3,118      (8,386)    (20,266)    (28,652)
  Securities sold under agreements to repurchase.....    18,467         482     18,949     (85,370)     (4,827)    (90,197)
  FHLB and other borrowings..........................     1,312         434      1,746      78,481     (12,630)     65,851
                                                        -------    --------    -------    --------    --------    --------
     Total borrowings................................    19,779         916     20,695      (6,889)    (17,457)    (24,346)
                                                        -------    --------    -------    --------    --------    --------
     Total interest expense..........................    40,533     (16,720)    23,813     (15,275)    (37,723)    (52,998)
                                                        -------    --------    -------    --------    --------    --------
Net interest income..................................   $45,397    $ 15,779    $61,176    $ 24,069    $ 21,850    $ 45,919
                                                        =======    ========    =======    ========    ========    ========

__________

Note: The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

  Net interest income increased by $61.2 million, to $440.2 million, in fiscal 1998 compared to fiscal 1997. This was attributable to an increase in average interest-earning assets and to an improvement in the yield-cost spread. Average interest-earning assets increased by $1.1 billion during fiscal 1998 and yielded $85.9 million in interest income, while average interest-bearing liabilities increased by $1.2 billion and contributed $40.5 million in interest expense, with the net impact of these volume changes resulting in an increase of $45.4 million to net interest income. The increase in average interest-earning assets was principally attributable to a $1.0 billion increase in average loans receivable. The increase in average interest-bearing liabilities primarily resulted from a $476.3 million increase in the average balance of non-interest-bearing demand deposits, as well as increases of $324.7 million and $303.9 million in the average balances of securities sold under agreements to repurchase and money market accounts.

  The yield-cost spread increased by 25 basis points, to 2.69%, in fiscal 1998 as compared to fiscal 1997, contributing $15.8 million to the increase in net interest income. The increase in the yield-cost spread was primarily due to a decrease in the Company's cost of funds of 23 basis points, to 4.72%, that was attributable to a 34 basis point decrease in the cost of deposits, to 4.18%, partially offset by a 2 basis point increase in the cost of borrowings, to 5.71%. The decrease in the cost of funds reflects a decline in deposit costs due to a continuing shift in the mix of deposits from higher-cost certificates of deposit to lower-cost checking and other daily access accounts, and to the addition of lower-costing checking and daily access accounts obtained in recent acquisitions.

  Interest income on loans receivable increased by $88.4 million, to $950.3 million, in fiscal 1998 compared to last year, primarily due to portfolio growth. The average balance of loans receivable, net, increased by $1.0 billion, to $12.4 billion, during the year ended June 30, 1998, contributing $80.3 million to the increase. This increase was due to the Company's purchases in the secondary market of $824.1 million of fixed-rate loans with a weighted average yield of 8.02% and $767.9 million of adjustable rate loans with a weighted average yield of 7.43% during the last nine months of fiscal 1997. During the twelve months ended June 30, 1998, the Company purchased in the secondary market $2.0 billion of fixed-rate loans with a weighted average yield of 7.22% and $663.5 million of adjustable-rate loans with a weighted average yield of 7.32%. Further contributing to the growth in the loan portfolio was the purchase of $1.4 billion in loans with a weighted average yield of 8.48% in the April 1998 CENFED acquisition, and the purchase of $135.8 million in loans with a weighted average yield of 10.26% in the May 1997 TransWorld Bank acquisition. The growth in the loan portfolio was enhanced by an increase in portfolio yield of 7 basis points, to 7.67%, which contributed $8.1 million to the increase in interest income. The increase in portfolio yield was primarily due to the impact of the aforementioned higher yielding fixed-rate purchases in the secondary market during the last nine months of fiscal 1997, the higher yielding loans acquired from CENFED and TransWorld, and to the favorable effect of a declining level of non-accrual loans.

  The Company does not recognize income on non-accrual loans during the period they are considered non-accrual, but their balances are included in the asset base for yield calculation purposes. The average balances of non-accrual loans in the twelve months ended June 30, 1998 and 1997, respectively, were $114.5 million and $236.8 million. The impact of non-accrual loans was to reduce the Company's loan yield by 4 and 7 basis points, respectively, in the twelve months ended June 30, 1998 and 1997.

  Interest expense on daily access deposits increased by $4.2 million, to $102.3 million, in fiscal 1998, compared to fiscal 1997. The average balance in daily access accounts increased by $825.5 million, or 25%, to $4.2 billion, during the year ended June 30, 1998, compared to the year ended June 30, 1997. This growth in average balance contributed $21.8 million to the increase in interest expense. The growth in average daily access account balances was due to internally developed account growth, the addition of custodial checking accounts in October 1997 arising from the Company's purchase of servicing rights relating to $11.5 billion of mortgage loans in the fourth quarter of fiscal 1997, and the addition of daily access accounts related to acquisitions. The average cost of daily access accounts declined by 48 basis points, to 2.46%, in the year ended June 30, 1998. The decrease in the average cost of daily access accounts, which contributed $17.6 million to the reduction in interest expense during the year ended June 30, 1998, was due to the generation and acquisition of low cost deposits, consisting primarily of checking accounts.

  Interest expense on borrowings increased by $20.7 million, to $309.5 million, in fiscal 1998 compared to fiscal 1997, primarily due to a corresponding increase of $347.7 million, or 7%, to $5.4 billion, in the average balance of borrowings in fiscal 1998 compared to fiscal 1997. The growth in the average balances of borrowings contributed $19.8 million to the increase in interest expense during fiscal 1998.

  Net interest income increased by $45.9 million, to $379.0 million, in fiscal 1997 compared to fiscal 1996, because of favorable volume changes and an improvement in the yield-cost spread. Volume changes, which contributed $24.1 million to the increase in net interest income, were primarily related to changes in the mixes of both deposits and borrowings, which resulted in a reduction to interest expense of $15.3 million. On the asset side, an increase in the Bank's investment of FHLB stock and a shift in the mix from mortgage-backed securities to loans receivable increased interest income by $8.8 million.

  The yield-cost spread increased by 34 basis points, to 2.44%, in the twelve months ended June 30, 1997, compared to the same period in fiscal 1996, primarily due to a decrease in the Bank's cost of funds of 36 basis points to 4.95%. The decrease in the Bank's cost of funds during the year ended June 30, 1997, as compared to fiscal 1996, was primarily due to a change in the mix of deposits from higher-cost certificates of deposit to lower-cost daily access accounts, the replacement of maturing higher-cost FHLB advances with lower-cost advances and to lower interest rates prevailing during the period compared to fiscal 1996.

  Interest income on loans receivable increased by $58.4 million, to $861.9 million, in fiscal 1997, compared to fiscal 1996, primarily due to portfolio growth. The average balance of loans receivable, net, increased by $1.1 billion, to $11.3 billion, during the year ended June 30, 1997, contributing $81.6 million to the growth. This was due to the Bank's purchases, in the secondary market, of $2.3 billion of loans during fiscal 1997. The effect of growth in the loan portfolio was offset by a decrease in portfolio yield of 22 basis points. The decrease in portfolio yield was due to the effects of the aforementioned lower interest rate environment on the Bank's portfolio of adjustable-rate loans. The effect of declining interest rates was partially offset by the effect of a declining level of non-accrual loans as the Bank does not recognize income on these assets during the period they are non-accrual, while their balances are included in the asset base for yield calculation purposes. The average balance of non-accrual loans in fiscal 1997 and 1996 was $236.8 million and $302.3 million, respectively. The impact of non-accrual loans on the yield on loans and mortgage-backed securities was a reduction in yield of 7 basis points in fiscal 1997 versus a reduction of 12 basis points in fiscal 1996.

  Interest income on mortgage backed securities decreased by $67.3 million, to $149.6 million, in fiscal 1997 compared to fiscal 1996, primarily due to the sale of $1.7 billion of lower-yielding CMOs in the second and third quarters of fiscal 1996. Partially offsetting the effect of portfolio reductions was an increase in the yield on mortgage-backed securities of 34 basis points, to 6.67%, in the remaining portfolio of mortgage-backed securities.

  Interest income on federal funds sold and assets purchased under resale agreements decreased by $2.1 million, to $37.2 million, in fiscal 1997 compared to fiscal 1996, primarily due to the lower interest rate environment prevailing in fiscal 1997, compared to fiscal 1996. The yield on federal funds sold and securities purchased under resale agreements decreased by 25 basis points, to 5.59%, during the year ended June 30, 1997, compared to fiscal 1996, reflecting a reduction by the Federal Reserve Board of the federal funds rates late in fiscal 1996.

  Interest income on other investments increased by $3.9 million, to $24.3 million, in fiscal 1997 compared to fiscal 1996, primarily due to an increase in the average portfolio balance of $65.4 million. During fiscal 1997, the Bank increased its investment in FHLB stock by $66.7 million to obtain additional borrowings from the FHLB in compliance with the FHLB's requirements. These purchases of FHLB stock contributed $5.0 million to the increased interest income.

  Interest expense on daily access deposits increased by $13.2 million, to $98.1 million, in fiscal 1997, compared to fiscal 1996, primarily due to a $591.3 million, or 22%, increase in the average balance in daily access accounts during the year ended June 30, 1997 compared to the year ended June 30, 1996. This growth in average balance contributed $17.5 million to the increase in interest expense. The growth in average daily access account balances was due to the addition of $322.1 million of daily access accounts through the acquisitions of TransWorld Bank and OneCentral Bank, and to internally-developed account growth. The increase in interest expense was partially offset by a 15 basis point reduction in the average cost of daily access accounts. The decrease in average cost was due to the low cost of deposits acquired from TransWorld and OneCentral, and to the lower interest rates prevailing during the year ended June 30, 1997, compared to fiscal 1996.

  Interest expense on certificate accounts decreased by $41.8 million, to $307.1 million, in fiscal 1997, compared to fiscal 1996, due to the combined effects of decreasing average balances and to the lower interest rate environment prevailing during the year ended June 30, 1997 compared to fiscal 1996. Average balances in certificate accounts decreased by $464.4 million, or 8%, due to management's efforts to change the mix of deposits toward daily access accounts. This decrease contributed $25.9 million to the reduction in interest expense on certificate accounts. The average cost of certificate accounts decreased by 27 basis points, to 5.46%, due both to the lower interest rate environment prevailing during the year ended June 30, 1997 compared to fiscal 1996, and to growth in daily access deposits, which allowed management to price certificate accounts less aggressively while maintaining approximately the same retail-wholesale funding mix.

  Interest expense on borrowings decreased by $24.3 million, to $288.8 million, in fiscal 1997 compared to fiscal 1996, primarily due to the replacement of maturing higher-cost FHLB borrowings with lower-cost FHLB borrowings, and to the decline in the interest rate environment. The cost of borrowings decreased 28 basis points, to 5.69%, during fiscal 1997 compared to fiscal 1996. Contributing to the decrease in interest expense was a $170.9 million decrease in the average balance of borrowings in fiscal 1997 compared to fiscal 1996.


PROVISION FOR LOAN LOSSES

  The Company recorded a net credit for loan losses of $1.7 million in fiscal 1998, compared to provision for loan losses of $25.2 million in fiscal 1997, and $40.4 million in fiscal 1996. The significant reduction in the provision was primarily due to declining NPAs and delinquent loans, lower net charge-offs and management's assessment that there is a decreased risk of loss inherent in the Company's real estate loan portfolio, partially offset by the increased risk of loss inherent in its consumer and business loan portfolios. NPAs at June 30, 1998 totaled $134.3 million, which represents a 34% decline from the $205.0 million of NPAs recorded at June 30, 1997. Net charge-offs to the allowance for loan losses totaled $22.5 million in fiscal 1998, compared to $52.3 million in fiscal 1997 and $62.7 million in fiscal 1996.

  The ratios of allowance to non-accrual loans and total gross loans at June 30, 1998, were 163.0% and 1.1%, respectively, compared to 116.7% and 1.4%, respectively, at June 30, 1997. The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience, industry experience and asset classifications.


LOAN SERVICING INCOME, NET

  Loan servicing income, net, decreased by $5.2 million or 16%, to $28.6 million, in fiscal 1998, compared to fiscal 1997. Due to the Company's purchases of servicing rights during fiscal 1997, gross servicing fees earned increased by $14.5 million, or 22%, to $79.6 million, in fiscal 1998 compared to fiscal 1997. However, the amortization of MSA increased by $19.4 million or 64%, to $49.6 million during the same period. The disproportionate increase in the amortization of MSA compared to the servicing fees earned was primarily due to the servicing fee rates on the purchased servicing rights relating to approximately $11.5 billion of predominantly fixed-rate mortgage loans being less than those associated with standard fixed-rate packages of loan servicing and, to a certain extent, to increased prepayment experience and market prepayment expectations attributable to the decline in interest rates and the flattening of the yield curve. The lower servicing fee rates associated with this purchase are offset, from an overall earnings perspective, by an increase in net interest income. The increase in net interest income results from the reduction in the cost of funds attributable to the Company keeping the custodial deposit balances associated with this servicing during the holding period between collection of borrower payments and remittance to investors, taxing authorities or insurance companies. The Company generally pays interest, at rates dictated by various states' regulations, on borrower funds held for purposes of paying property taxes and hazard insurance premiums. Such rates range up to 5% per annum. The Company does not pay interest on the principal and interest portions of borrower payments that it remits to the investors.

  Loan servicing income, net, increased by $9.6 million, or 40%, to $33.8 million, in fiscal 1997 compared to fiscal 1996, primarily due to increased servicing fees earned resulting from the aforementioned purchases of MSA, partially offset by the corresponding increase in the amortization of MSA.


OTHER FEES AND SERVICE CHARGES

  Other fees and service charges increased by $12.6 million or 22%, to $69.5 million, in fiscal 1998 compared to fiscal 1997. This increase, which reflects the continuing growth in the number of transaction accounts, was due primarily to increases in loan and deposit fee income and income from ATM transactions which totaled $52.5 million in fiscal 1998, compared to $38.3 million in fiscal 1997.

  Other fees and service charges increased by $11.1 million or 24%, to $56.9 million, in fiscal 1997 compared to fiscal 1996. This increase was due primarily to increases in deposit fee income and ATM fees of $7.6 million and $1.7 million, respectively, related to growth in the number of transaction accounts and an increase in commissions and brokerage fees of $1.9 million related to higher sales from the Company's securities brokerage subsidiary.


GAIN (LOSS) ON SALE OF MORTGAGE-BACKED SECURITIES, NET

  The Company recorded at $4.6 million net gain on sale of mortgage-backed securities in fiscal 1998, primarily due to the reduction of the estimated recourse liability for future losses related to loans sold in prior years subject to credit loss recourse provisions.

  The Company recorded a loss on sale of mortgage-backed securities, net, of $1.8 million in fiscal 1997, primarily due to provisions for loss related to loans sold in prior years subject to recourse obligations.

  Loss on sale of mortgage-backed securities, net, of $34.2 million in fiscal 1996 primarily reflected the previously discussed $28.2 million loss on the CMO Sale and $6.6 million of recourse related losses, including fees for recourse removal transactions. See "Overview--Sale of CMO Investment Portfolio" for additional discussion regarding the CMO Sale.


GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased by $30.4 million, or 12%, to $293.7 million in fiscal 1998, compared with $263.2 million in fiscal 1997. The increase primarily reflected costs associated with the Company's new business lines, franchise growth, recent acquisitions, including CENFED, and Year 2000 compliance costs, partially offset by reduced regulatory insurance premiums. Operating expenses directly related to the new business lines, franchise growth, acquisitions and Year 2000 compliance costs approximated $42.9 million in fiscal 1998, as compared with $12.2 million in fiscal 1997. Excluding these factors, general and administrative expenses for fiscal 1998 were essentially unchanged from fiscal 1997.

  General and administrative expenses have increased as the Company has continued to expand its business lines, broaden the reach of its branch franchise, maintain a higher level of marketing activity and upgrade the Bank's operational capabilities. The targeted benefits resulting from the expansion of its business lines and branch franchise, namely increased net interest margin and higher fee income, have lagged the increase in expenditures attributable to the timing of the investment in new business lines, network expansion and marketing, and the increase in revenues that is intended to result from this investment.

  The Company has had an ongoing program that was intended to ensure that its operational and financial systems would not be adversely affected by Year 2000 data processing hardware and software failures arising from processing errors involving calculations using the Year 2000 date. Enhancements to the Company's mainframe systems have been implemented with completion of all mission critical repairs having been scheduled for November 1998. The Company has initiated renovation of its non-mainframe systems, with completion of all but one mission critical system having been scheduled for December 1998 and the one remaining mission critical system was to be completed in February 1999. The Company halted further implementation of its own Year 2000 efforts as of August 20, 1998 after receiving both shareholder and OTS approvals for the Cal Fed Merger. Future Year 2000 compliance will depend upon the ongoing systems that will be maintained by Cal Fed. Expenses related to the Year 2000 enhancements amounted to $10.0 million in fiscal 1998, compared to $0.3 million in fiscal 1997. The Company expected to incur approximately $37 million on this project, including $2 million to $3 million on software and hardware expenditures, on its program to modify, redevelop or replace its computer applications to try to make them "Year 2000" compliant. Year 2000 compliance failures could result in additional expense to the Company and significant disruption of its business.

  As a result of the reduced assessment from the FDIC following the SAIF recapitalization in fiscal 1997, regulatory insurance in fiscal 1998 decreased by $8.5 million or 52%, to $7.8 million, compared to fiscal 1997.

  General and administrative expenses increased by $16.3 million to $263.2 million in fiscal 1997 compared to fiscal 1996. The increase primarily reflected costs associated with the Company's new business lines, new branches and, to a lesser degree, the acquisitions of TransWorld and OneCentral, partially offset by reduced regulatory insurance premiums.


LEGAL EXPENSE--GOODWILL LAWSUIT

  Legal expenses related to the Company's trial in the Court of Federal Claims to determine damages in its breach of contract suit against the federal government were $19.0 million in fiscal 1998, compared to $24.1 million and $1.9 million, respectively, in fiscal 1997 and 1996. The most intensive phase of the damages trial was completed in early April 1998. Costs will be incurred during any appeals process. However, these costs are expected to be at a significantly lower rate per quarter. See Item 3. "Legal Proceedings--Goodwill Litigation Against the Government" for further discussion.


ACQUISITION AND RESTRUCTURING COSTS

  The Company incurred acquisition and restructuring costs of $6.9 million during the twelve months ended June 30, 1998. Costs related to the CENFED and RedFed acquisitions totaled $3.8 million, and costs related to the distribution of the Litigation Tracking WarrantsTM totaled $3.1 million during fiscal 1998.


REO OPERATIONS

  Operations of REO resulted in income of $3.1 million in fiscal 1998, as compared to losses of $6.6 million and $8.4 million in fiscal 1997 and 1996, respectively. The $9.7 million improvement in fiscal 1998 compared to fiscal 1997 resulted from a $2.7 million increase in gains on sale of REO (after market valuation adjustments), a $3.3 million reduction in specific provisions to adjust the REO portfolio to current fair value, a $2.2 million decrease in operating expenses, and a $1.5 million decrease in the general valuation allowance provision. Losses in fiscal 1997 were primarily due to $7.5 million in provisions to adjust the REO portfolio to current fair value and $6.2 million of operating expenses. These expenses were partially offset by gains realized on the sale of REO (after market valuation adjustments) of $7.2 million. Losses in fiscal 1996 were primarily due to $12.1 million in provisions to adjust the REO portfolio to current fair value, and $7.2 million of operating expenses. These expenses were partially offset by gains realized on the sale of REO (after market valuation adjustments) of $10.9 million, of which $2.1 million was recognized in the September 1995 quarter in connection with the August 1995 sale of underperforming loans and REO.

  The declining trend in losses in REO operations mirrored the trend in the level of new REOs and a shift in the composition of the REO inventory from multi-family residential and non-residential properties to smaller balance single-family residential properties. Total REO decreased by $24.1 million, to $37.4 million as of June 30, 1998, compared to $61.5 million at June 30, 1997, while the percentage of single-family residential properties to total REO increased to 60% as of June 30, 1998, compared to 53% at June 30, 1997. Foreclosures of single-family residences represented 66% of the total dollar amount of foreclosures for fiscal 1998, compared to 70% for fiscal 1997 and 61% for fiscal 1996.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

  Amortization of goodwill totaled $9.2 million, $5.5 million and $5.1 million in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998, as compared to fiscal 1997, reflected the impact of a full year of goodwill amortization resulting from the TransWorld and OneCentral acquisitions completed in the second half of fiscal 1997, as well as additional goodwill amortization arising from the CENFED acquisition in the fourth quarter of fiscal 1998. The increase in fiscal 1997, as compared to fiscal 1996, reflected the impact of the amortization of the goodwill of $45.4 million relating to the acquisitions of TransWorld and OneCentral in the second half of fiscal 1997. On an annual basis, the goodwill of $90.5 million relating to the acquisition of CENFED in the fourth quarter of fiscal 1998 will increase the Company's amortization expense in future years by $6.0 million.

INCOME TAX PROVISION

  The Company recorded income tax provisions of $93.0 million, $36.1 million and $21.3 million in fiscal 1998, 1997 and 1996, respectively. The effective tax rate is higher than the federal statutory rate, primarily due to state taxes and the effect of nondeductible goodwill. The effective tax rates in those fiscal years were 41.9%, 41.7% and 33.7%, respectively. Changes in the effective rates are discussed in Note 15 of the Notes to Consolidated Financial Statements.


FORWARD-LOOKING INFORMATION

  The discussions contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business" are intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of Golden State as reflected in the accompanying consolidated financial statements and footnotes and should be read and considered in conjunction therewith. These discussions include forward-looking statements within the meaning of Section 21E of the Exchange Act regarding management's beliefs, estimates, projections, and assumptions with respect to future operations. All forward-looking statements herein are subject to risks and uncertainties, including the risks and uncertainties detailed herein and from time to time in Golden State's SEC reports and filings. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements on Page 86 and Financial Statements beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None



                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Business Experience
---------------------------------------------------


                                            Director      Term
Name                                 Age    Since (1)   Expiring
----                                 ---    ---------   --------

Diane C. Creel (2)(7)(8)              49       1992        1998

Brian P. Dempsey (3)(4)(5)(6)         60       1991        2000

Richard A. Fink (3)(4)(5)(6)(8)       58       1992        1998

John F. King (5)(6)(7)                65       1994        1998

John F. Kooken (2)(4)(5)              66       1992        1999

D. Tad Lowrey (4)(6)(8)               45       1998        2000

Paul J. Orfalea (6)(7)(8)             50       1997        2000


Thomas S. Sayles (2)(4)               47       1997        1999

Cora M. Tellez  (3)(7)                49       1997        2000

Stephen J. Trafton (5)(8)             51       1991        2000

Gilbert R. Vasquez (2)(3)(8)          58       1981        1999


(1) The date given includes years during which the director served on the Board of Glendale Federal and on the Board of GLENFED, Inc., the former holding company of Glendale Federal.
(2)  Member of the Audit Committee, of which Mr. Kooken is Chair.
(3)  Member of the Community Investment Committee, of which Mr. Vasquez is
     Chair.
(4)  Member of the Credit Review Committee, of which Mr. Dempsey is Chair.
(5)  Member of the Executive Committee, of which Mr. Trafton is Chair.
(6)  Member of the Finance Committee, of which Mr. King is Chair.
(7) Member of the Officer Compensation & Personnel Committee and of the Stock Option Committee, of which Ms. Creel is Chair.
(8)  Will resign from the Board effective upon consummation of the Cal Fed
     Merger.

  Diane C. Creel is Chief Executive Officer and President of The Earth Technology Corporation, headquartered in Long Beach, California. She also serves as a Director of Allegheny, Teledyne, B.F. Goodrich, and The Fixed Income Funds of the American Funds Group. Ms. Creel served as Chief Operating Officer of The Earth Technology Corporation from December 1987 until January 1993. She became its President in September 1988 and its Chief Executive Officer in January 1993. She served as Chairwoman in March 1993 until January 1996 when The Earth Technology Corporation was sold to Tyco International.

  Brian P. Dempsey is, and has been since September 1996, Vice Chairman of the Board and a Director of Continental Savings Bank, headquartered in Seattle, Washington. From January 1995 until September 1996, Mr. Dempsey was the President of Dempsey & Associates, a financial services consulting firm. From 1961 until January 1995, Mr. Dempsey was an officer of University Savings Bank, a wholly-owned subsidiary of Glendale Federal from 1989 until 1995, becoming its Chief Executive Officer in 1984 and its Chairman in 1989.

  Richard A. Fink has been Vice Chairman and a Director of Golden State since June 1997, and has been Senior Executive Vice President and a Director of Glendale Federal since May 1992. He served as Chief Legal Officer from May 1992 until April 1994; as Director, Corporate Development, from April 1994 until February 1996; and has served as Chief Credit Officer since February 1996.

  John F. King is President and Chief Executive Officer of Weingart Center Association, a nonprofit association whose goal is to help break the cycle of the homeless. He served as a Senior Advisor to Union Bank of Switzerland from 1990 to 1993. Mr. King is a former Vice Chairman of Crocker National Bank and a former Chairman of the Board of First Interstate Bank of California. Mr. King is a Director of Ameron International, Inc., a Trustee of the University of Southern California and of the California Hospital Medical Center Foundation, a Director of the National Institute of Transplantation Foundation and of Kilroy Realty Finance, Inc. and the founding Chairperson of Kidspace.

  John F. Kooken retired as Vice Chairman and Chief Financial Officer of Security Pacific Corporation in 1992 after 32 years with the company. Mr. Kooken is also a director of the Centris Group, Inc. and of Pacific Gulf Properties, Inc.

  D. Tad Lowrey is and has been since August 24, 1998, Chief Operating Officer of IndyMac Mortgage Holdings, Inc. Mr. Lowrey was President and Chief Executive Officer of CENFED Financial Corporation and of its subsidiary, CenFed Bank, a Federal Savings Bank, from March 1991 and August 1990, respectively, until April 1998 when the Company acquired CENFED Financial Corporation. He is a director of Triple Net Properties Inc., and of the Federal Home Loan Bank of San Francisco, and is the Eleventh District's representative on the Savings Association Insurance Fund Advisory Council of the Federal Deposit Insurance Corporation. Mr. Lowrey is a former director of America's Community Bankers. He serves as a director and on the executive committee of the San Gabriel Valley Council of the Boy Scouts, the Pasadena Playhouse State Theatre of California, Pacific Clinics and the Azusa Pacific University Business Advisory Council.

  Paul J. Orfalea founded Kinko's, Inc. in 1970 and has been its Chairperson since 1986. Mr. Orfalea is a Director of Expresso Cafe Corporation, DataProse, Inc., Santa Barbara Community College and the University of California at Santa Barbara Foundation.

  Thomas S. Sayles is Vice President of Pacific Enterprises and of Sempra Energy. From January 1993 until December 1993, he was Secretary of the Business, Transportation and Housing Agency of the State of California. He became Vice President of Pacific Enterprises in January 1994 and served as Senior Vice President of Energy Pacific, a joint venture between Pacific Enterprises and Enova Corporation, from January 1997 until July 1998.

  Cora M. Tellez is President and Chairman of Prudential Heath Care Plan of California, Inc. She is a member of the Boards of Directors of the California Association of Health Plans, Holy Names College, the S.H. Cowell Foundation and Asian Community Mental Health Services. She is also a Member of the Mayor of San Francisco's Blue Ribbon Committee on Health Care and of the Advisory Panel of the University of San Francisco's School of Dentistry. From December 1978 until June 1994 she was a Senior Vice President of Blue Shield of California. She became President and Chairman of Prudential Health Care of California, Inc. in July 1997.

  Stephen J. Trafton became Chairman of the Board, Chief Executive Officer, President and a Director of Golden State in June 1997. Since April 1992, Mr. Trafton has served as Chairman of the Board, Chief Executive Officer and President of Glendale Federal.

  Gilbert R. Vasquez is Managing Partner of Vasquez, Farukhi & Company, a certified public accounting firm in Los Angeles, California. Mr. Vasquez is a director of several non-profit organizations. From 1980 to 1993 he was a director of General Telephone Company of California and from 1987 to 1996 he was a director of Blue Cross of California.


Identification of Executive Officers and Business Experience
------------------------------------------------------------

  All of the following positions are with the Bank except as expressly indicated for Messrs. Trafton, Fink, Haynes and Eller.



Name                            Age   Position(s) Held
----                            ---   ----------------
James W. Bean, Jr.               51   Senior Vice President and Chief Auditor

Vincent L. Beatty                38   Executive Vice President and Director, Communications/Investor/
                                      Relations/Corporate Development

William J. Birch                 50   Executive Vice President and Manager, Retail Bank

James R. Eller, Jr.              51   Corporate Counsel and Secretary; Secretary of
                                      Golden State

Howard C. Everakes               47   Executive Vice President and General Counsel

Richard A. Fink                  58   Senior Executive Vice President and Chief Credit Officer and
                                      Director; Vice Chairman and Director of Golden State


Michael E. Goraleski             50   Executive Vice President and President, Retail Subsidiaries

John E. Haynes                   53   Executive Vice President and Chief Financial Officer;
                                      Chief Financial Officer of Golden State

Gregory L. Hendry                38   Senior Vice President and Chief Accounting Officer

Terry D. Hess                    51   Executive Vice President and Director, Business Banking

Lelah L. Jenkins                 52   Executive Vice President and Chief Information Officer

Jeffrey D. Misakian              39   Senior Vice President and Director, Corporate Relations

Minaz A. Mithani                 34   Executive Vice President and Treasurer

Kathryn D. Snyder                41   Executive Vice President and Director, Bank Operations and
                                      Information Systems

Stephen J. Trafton               51   Chairman of the Board, Chief Executive Officer and President;
                                      Chairman, Chief Executive Officer and President of Golden State

Robert R. Trujillo               47   Executive Vice President and Director, Franchise Management/Sales/
                                      Marketing

Sharon K. Winston                46   Executive Vice President and Director, Corporate Human Resources

  The following biographical entries are solely with respect to the Bank. The executive officers of Golden State listed above have held the indicated positions, and no other positions, with Golden State since June 23, 1997.

  James W. Bean, Jr. has been Senior Vice President and Chief Auditor since
1991.

  Vincent L. Beatty has been Executive Vice President and Director, Communications/Investor Relations/Corporate Development, of Glendale Federal since September 1997. Mr. Beatty was appointed Senior Vice President and Director, Lending Operations, in December 1992; Senior Vice President and Director, Retail Bank Operations, in June 1994; Executive Vice President and Director, Retail Bank Operations, in October 1994; Executive Vice President and Director, Bank and Lending Operations, in January 1995; Executive Vice President and Director, Loan Sales/Operations/Corporate Development in February 1996; Executive Vice President and Director, Marketing/Communications/Corporate Relations/Corporate Development in February 1997.

  William J. Birch has been Executive Vice President and Manager, Retail Bank, of Glendale Federal since 1992. From 1988 until 1992 he was Senior Vice President, Corporate Administrative Services. During 1992 Mr. Birch was Executive Vice President, Bank Operations.

  James R. Eller, Jr. has been Corporate Counsel and Secretary of Glendale Federal since 1992.

  Howard C. Everakes has been General Counsel of Glendale Federal since April 1993 and Executive Vice President since April 1994. From 1989 until 1993 he was Senior Vice President/Counsel and California Legal Staff Manager.

  Richard A. Fink has been Senior Executive Vice President and a Director of Glendale Federal since May 1992. He served as Chief Legal Officer from May 1992 until April 1994; Director, Corporate Development, from April 1994 until February 1996; and has been the Bank's Chief Credit Officer since February 1996.

  Michael E. Goraleski has been Executive Vice President and President, Retail Subsidiaries, since January 1987.

  John E. Haynes has been Executive Vice President and Chief Financial Officer of Glendale Federal since April 1992. In September 1991 he became Senior Vice President and Chief Accounting Officer. He served as Chief Accounting Officer until March 1993. He served as Chief Information Officer from January 1995 until July 1996.

  Gregory L. Hendry has been Senior Vice President and Chief Accounting Officer since March 1993. From February 1991 until March 1993 he was Vice President and Manager, Technical Accounting.

  Terry D. Hess has been Executive Vice President and Director, Business Banking, of Glendale Federal since July 1996. Mr. Hess was Executive Vice President and Chief Credit Officer from June 1991 until July 1995 and was Executive Vice President and Director, Community Business Banking from July 1995 until July 1996.

  Lelah L. Jenkins has been Executive Vice President and Chief Information Officer of Glendale Federal since July 1996. From March 1991 to September 1995 she was Director, Company-Wide Systems, of The Walt Disney Company. Ms. Jenkins joined Glendale Federal in September 1995 as Senior Vice President and Director, Information Services. From April 1996 until July 1996 she was Senior Vice President and Director, Technology Services.

  Jeffrey D. Misakian has been Senior Vice President and Director, Corporate Relations, of Glendale Federal since August 1994. From September 1990 until March 1993 Mr. Misakian was Vice President and Manager, Financial Reporting. Mr. Misakian was Senior Vice President and Director, Investor Relations and Financial Reporting, from March 1993 until August 1994.

  Minaz A. Mithani has been Executive Vice President of Glendale Federal since January 1998 and has been Treasurer of Glendale Federal since December 1997. From December 1992 until February 1996, Mr. Mithani was Vice President and Manager, Strategic Risk Management. From February 1996 until October 1996, he was Senior Vice President and Manager, Strategic Risk Management. From October 1996 until December 1997, he was Senior Vice President and Manager, Strategic Risk Management and Secondary Marketing.

  Kathryn D. Snyder has been Executive Vice President and Director, Bank Operations and Information Systems, of Glendale Federal since December 1997. She was Executive Vice President and Treasurer from November 1992 December 1997; and was also Executive Vice President, Asset and Liability Risk Management, from July 1995 until February 1996.

  Stephen J. Trafton has been Chairman of the Board, Chief Executive Officer and President of Glendale Federal since April 1992. He has served as a Director since June 1991.

  Robert R. Trujillo has been Executive Vice President and Director, Franchise Management/Sales/Marketing since February 1997. From December 1992 until June 1994 Mr. Trujillo was Senior Vice President and Manager of Marketing, Customer Service Quality; from June 1994 until October 1994 he was Senior Vice President and Director, Franchise Management; from October 1994 until February 1996 he was Executive Vice President and Director, Franchise Management; from February 1996 until February 1997 he was Executive Vice President and Director, Franchise Management and Marketing; and from February 1997 until July 1997 he was Executive Vice President and Director, Franchise Management/Sales.

  Sharon K. Winston has been Executive Vice President and Director, Corporate Human Resources since June 1997. From May 1992 until August 1994 she was Vice President and Manager, Staffing/Management Development/Employee Relations and Compliance of Glendale Federal. From August 1994 until June 1997, she was Senior Vice President and Director, Corporate Human Resources.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company and persons who own more than 10% of any class of equity securities of the Company registered under such Act to file with the Securities and Exchange Commission, the New York Stock Exchange and the Company initial reports of ownership and reports of changes in ownership of such securities. Based solely upon a review of such reports filed with the Company and a review of representation letters from the directors and officers of the Company that no Form 5 under such Act was required to be filed by them in respect of fiscal 1998, the Company believes that all such reports were timely filed in fiscal 1998 by such directors and officers.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

  The following table summarizes the compensation earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company during the fiscal year ended June 30, 1998 for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1996, 1997 and 1998.


                                               ANNUAL COMPENSATION           LONG-TERM COMPENSATION AWARDS
                                          ------------------------------   ---------------------------------
                                                                            SECURITIES
                                          FISCAL                            UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION (1)            YEAR      SALARY      BONUS      OPTIONS (#)      COMPENSATION
---------------------------------------   ------   ----------   --------   -------------   -----------------
Stephen J. Trafton.....................     1998   $735,000     $700,000               0           $3,084(2)
Chief Executive Officer and President       1997   $726,827     $615,900       1,000,000           $3,084(2)
                                            1996   $650,000     $202,000               0           $2,808(2)

Richard A. Fink........................     1998   $309,577(3)  $203,700          35,000           $6,812(4)
Vice Chairman                               1997   $296,274(3)  $135,900          75,000           $7,015(4)
                                            1996   $261,250(3)  $108,000               0           $3,631(4)

John E. Haynes.........................     1998   $219,154(3)  $147,000          20,000           $6,407(5)
Chief Financial Officer                     1997   $197,589(3)  $ 96,900          40,000           $5,950(5)
                                            1996   $174,966(3)  $ 74,000               0           $2,956(5)


Terry D. Hess..........................     1998   $234,577(3)  $119,300          20,000           $6,350(6)
Executive Vice President                    1997   $224,125(3)  $ 96,500          35,000           $6,034(6)
  and Director, Business Banking, of        1996   $215,897(3)  $ 88,000               0           $3,130(6)
  Glendale Federal

William J. Birch ......................     1998   $219,573(3)  $129,300          15,000           $6,257(7)
Executive Vice President and Manager,       1997   $207,115(3)  $ 92,900          35,000           $6,287(7)
  Retail Bank, of Glendale Federal          1996   $180,000(3)  $ 65,000               0           $3,192(7)

--------------
(1) Except as otherwise specifically indicated, positions are with Golden State.
(2) Amount consists of basic and executive life insurance costs to Glendale Federal.
(3) Amounts shown include salary deferred at the election of the executive officer pursuant to the Sheltered Pay Plan.
(4) For fiscal 1998, the amount consists of $1,912 for basic and executive life insurance and Glendale Federal's $4,900 contribution to the Sheltered Pay Plan. For fiscal 1997, the amount consists of $1,912 for basic and executive life insurance and Glendale Federal's $5,103 contribution to the Sheltered Pay Plan. For fiscal 1996, amount consists of $1,471 for basic and executive life insurance and Glendale Federal's $2,160 contribution to the Sheltered Pay Plan.
(5) For fiscal 1998, the amount consists of $1,357 for basic and executive life insurance and Glendale Federal's $5,050 contribution to the Sheltered Pay Plan. For fiscal 1997, the amount consists of $1,357 for basic and executive life insurance and Glendale Federal's $4,593 contribution to the Sheltered Pay Plan. For fiscal 1996, amount consists of $983 for basic and executive life insurance and Glendale Federal's $1,973 contribution to the Sheltered Pay Plan.
(6) For fiscal 1998, the amount consists of $1,449 for basic and executive life insurance and Glendale Federal's $4,901 contribution to the Sheltered Pay Plan. For fiscal 1997, the amount consists of $1,450 for basic and executive life insurance and Glendale Federal's $4,584 contribution to the Sheltered Pay Plan. For fiscal 1996, amount consists of $1,213 for basic and executive life insurance and Glendale Federal's $1,917 contribution to the Sheltered Pay Plan.
(7) For fiscal 1998, the amount consists of $1,357 for basic and executive life insurance and Glendale Federal's $4,900 contribution to the Sheltered Pay Plan. For fiscal 1997, the amount consists of $1,357 for basic and executive life insurance and Glendale Federal's $4,930 contribution to the Sheltered Pay Plan. For fiscal 1996, amount consists of $1,011 for basic and executive life insurance and Glendale Federal's $2,181 contribution to the Sheltered Pay Plan.

Stock Options
-------------

  The following table presents information concerning options granted during the fiscal year ended June 30, 1998. No SARs were granted in fiscal 1998.

                          OPTION GRANTS IN FISCAL 1998
                               INDIVIDUAL GRANTS


                                                                     PERCENT OF
                                 NUMBER OF  SECURITIES          TOTAL OPTIONS GRANTED     EXERCISE
                                   UNDERLYING OPTIONS               TO EMPLOYEES          OR BASE                   GRANT DATE
                                        GRANTED                       IN FISCAL          PRICE PER    EXPIRATION      PRESENT
NAME                                     (#)(1)                        YEAR                SHARE         DATE        VALUE (2)
------------------                       ------                        ----               -------        ----        --------
Stephen J. Trafton                          -0-                           0%                 ---         -----           ----
Richard A. Fink                          35,000                        3.95%              $28.50       8/25/07       $519,719
John E. Haynes                           20,000                        2.26%              $28.50       8/25/07       $296,982
Terry D. Hess                            20,000                        2.26%              $28.50       8/25/07       $296,982
William J. Birch                         15,000                        1.69%              $28.50       8/25/07       $222,737

(1) Options to purchase common stock were granted under the Company's Stock Option and Long-Term Performance Incentive Plan, which provides for the granting of options at an exercise price equal to the fair market value of the Company's common stock on the date of grant. All options become exercisable in three equal installments beginning 12 months after the grant date.
(2) Present value determinations were made using the Black-Scholes option pricing model. There is no assurance that any value realized by the optionees will be at or near the value estimated by the Black-Scholes model. The estimated present values under that model are based on a seven-year holding period, as opposed to the ten-year term of the options, and on the following assumptions with respect to volatility and the risk-free rate, forfeiture percentage and dividend yield. Based upon the daily closing prices of the Company's common stock from August 1993, when Glendale Federal's common stock first started trading, until the grant date of August 25, 1997, the model used annualized volatility of 37.6472%. For the risk-free rate, the model uses the yield on a seven year treasury note of 6.39% as reported in the Federal Reserve Statistical Release. For the forfeiture percentage, the model uses 5%. For the dividend yield, the model uses zero.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
              JUNE 30, 1998 AND FISCAL YEAR END OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES               VALUE OF UNEXERCISED IN-THE-
                                                             UNDERLYING UNEXERCISED                  MONEY OPTIONS/SARs AT
                                                       OPTIONS/SARs AT JUNE 30, 1998 (1)               JUNE 30, 1998 (2)
                                                    ------------------------------------       ---------------------------------
                      SHARES ACQUIRED       VALUE
NAME                  ON EXERCISE (#)     REALIZED       EXERCISABLE       UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
-------------------   ---------------     --------     ----------------   ---------------      ---------------   ---------------
Stephen J. Trafton       1,210,000       $31,499,963        416,666           333,334             $7,317,697        $5,854,178
Richard A. Fink             60,000       $ 1,987,500        230,000            85,000             $5,540,625        $1,107,813
John E. Haynes             120,000       $ 3,649,700         63,334            46,666             $1,356,053        $  599,572
Terry D. Hess               50,000       $ 1,461,250         91,667            43,333             $2,086,152        $  541,035
William J. Birch            51,000       $ 1,397,832        106,666            38,334             $2,650,214        $  508,223

(1) The stock options shown become exercisable in full upon a change in control of the Company. The Cal Fed Merger will constitute such a change in control and, accordingly, all outstanding options will become exercisable upon consummation of the Cal Fed Merger.
(2) Value is based upon the difference between (i) the sum of the closing prices on June 30, 1998, the end of the Company's fiscal year, of (A) the Company's common stock on the consolidated tape for New York Stock Exchange listed securities and (B) the Company's Litigation Tracking Warrants on NASDAQ and (ii) the exercise price.

Pension Plans
-------------

  The following table sets forth, in straight life annuity amounts that are not subject to any deduction for Social Security or other offset amounts, the estimated annual benefits payable upon retirement at age 65 to participants in the Company's Pension Plan. Remuneration is average base salary (excluding amounts attributable to performance incentive compensation, commissions, overtime pay or other forms of additional compensation) for the five highest consecutive years in the final 10 years of service.

                               PENSION PLAN TABLE

                                                 Years of Service
                          ---------------------------------------------------------------
  Remuneration               15            20            25           30            35
-------------------       -------       -------      --------      --------      --------
$125,000...........       $29,311       $39,081      $ 48,851      $ 58,621      $ 68,391
$150,000...........       $35,873       $47,831      $ 59,789      $ 71,746      $ 83,704
$175,000*..........       $42,436       $56,581      $ 70,726      $ 84,871      $ 99,016
$200,000*..........       $48,998       $65,331      $ 81,664      $ 97,996      $114,329
$250,000*..........       $62,123       $82,831      $103,539      $124,246      $125,000**

--------------
* Under current Internal Revenue Code provisions, the allowable compensation limit is $160,000 beginning in 1997 (indexed in future years). Participants will be eligible for a grandfathered benefit as of December 31, 1993 based on the higher 1993 allowable compensation limit of $235,840.

** Under current Internal Revenue Code provisions, the maximum allowable annual benefit for a participant retiring at age 65 is $125,000.

   At June 30, 1998, Messrs. Trafton, Fink, Haynes, Hess and Birch had 8, 6, 25, 12 and 20 years of credited service under the Glendale Federal Pension Plan, respectively. Their compensation for purposes of the Glendale Federal Pension Plan was $160,000 each.


Compensation of Directors
-------------------------

   Annual Fees and Meeting Fees. The Boards of Directors of Golden State and of Glendale Federal consist of the same persons. Golden State does not pay any fees to directors. Directors of Glendale Federal, who are not also officers of the Company or its subsidiaries, are paid an annual fee of $30,000. Each such director is paid $1,400 for each meeting of the Board of Directors of Glendale Federal attended and $750 for each Glendale Federal committee meeting attended up to a maximum of $1,100 for any combination of committee meetings attended on the same day, subject to a limit of $2,500 for any combination of Board and committee meetings attended in any calendar month, which limit is subject to increase at the discretion of the Chairman of the Board. For telephonic Board or committee meetings, fees are determined on a case by case basis by the Chairman of the Board based on preparation, content and time, but not to exceed $750 per meeting for committees or $1,400 per meeting for the Board. Directors of Glendale Federal, who are not also officers of the Company or its subsidiaries, are also paid $333 per month for serving as chair of a standing committee of the Board. Directors of Glendale Federal are reimbursed their reasonable out-of-pocket expenses incurred in the fulfillment of their Board responsibilities.

   Stock Option Grants. Directors who are not also officers of the Company or its subsidiaries receive annual grants of stock options to purchase 5,000 shares of common stock pursuant to Golden State's Stock Option and Long-Term Performance Incentive Plan.

  Directors' Retirement Plan. Glendale Federal maintains a retirement plan for non-employee directors who currently serve, or who previously served, on its Board of Directors or on the Board of Directors of Glendale Federal's former parent, GLENFED, Inc. (collectively for purposes of this section the "Board"). The plan provides that a non-employee director who has at least five years, except as indicated below, of Board service (including service on the board of an institution acquired by the Company) shall, after termination of Board membership, be entitled to receive a monthly benefit equal in amount to one-twelfth of the annual Board retainer in effect at the time of termination plus the monthly fee paid at such time for attending a Board meeting, for the number of years equal to the number of years of Board service, but not to exceed twenty years. A Director leaving the Board with less than five years of Board service only receives such benefit if the Director is retiring at the Annual Meeting of Glendale Federal immediately following attainment of age 70. Payments under the plan normally commence immediately following the director's termination. In the event of a change of control of the Company, the plan provides for an immediate lump sum payment to all active and retired directors equal to the sum of the monthly retirement benefits payable under the plan without application of any discount factor.


Employment Contracts; Termination of Employment and Change of Control
---------------------------------------------------------------------
Arrangements
------------

  Trafton Employment Agreement. Mr. Trafton has an employment agreement with Glendale Federal relating to his employment prior to a change of control of the Company (the "Trafton Employment Agreement"). Unless otherwise extended by agreement of the parties, the Trafton Employment Agreement terminates on December 31, 2000 and provides for an annual base salary of not less than $735,000, which is to be reviewed annually by Glendale Federal's Board of Directors. Glendale Federal may terminate Mr. Trafton's employment at any time for cause or due to Mr. Trafton's disability, and Mr. Trafton may resign for good reason without breaching the Trafton Employment Agreement. In the event of his death or disability, Glendale Federal must pay Mr. Trafton his base salary through the date of death or termination for disability and the pro rata amount of any incentive compensation determined to be due for the portion of the incentive period then completed. In the event that Glendale Federal terminates the Trafton Employment Agreement for cause, if Mr. Trafton resigns other than for good reason or if Mr. Trafton's employment is terminated by Glendale Federal or a regulatory body for regulatory reasons, Mr. Trafton would be entitled to receive only his base salary to the date of termination. If the Trafton Employment Agreement is terminated prior to the expiration of its term other than by the death of Mr. Trafton or by Glendale Federal due to disability or for cause, or if Mr. Trafton resigns for good reason (collectively, an "Other Termination"), then, Mr. Trafton is entitled to receive liquidated damages equal to his regular base salary for a period of thirty-six months, if the Other Termination occurs at a time when two years or more remain in the term of the Trafton Employment Agreement; twenty-four months if the Other Termination occurs at a time when two years or less but more than one year remains in the term of the Trafton Employment Agreement; and twelve months if the Other Termination occurs at a time when one year or less remains in the term of the Trafton Employment Agreement. Mr. Trafton may elect annually to have any liquidated damages paid either in installments or in a discounted lump-sum. As part of his liquidated damages in connection with an Other Termination, the Trafton Agreement also provides that Mr. Trafton is entitled to receive reimbursement of his legal fees and expenses incurred to obtain a favorable judgment or arbitration award with respect to any Other Termination, to medical, life and long term disability benefits, to a pro rata portion of any incentive compensation determined to be due for the portion of the incentive period completed at the time of an Other Termination and to any vested benefits under Glendale Federal's employee benefit and retirement plans. All payments upon the termination of Mr. Trafton's employment must be in compliance with applicable banking regulations and are subject to reduction to the extent necessary to cause the aggregate of all such payments to be $100 less than the amount that would be deemed an "excess parachute payment" as defined in the Internal
Revenue Code. Mr. Trafton's agreement further provides that, for purposes of an Other Termination, the total amount payable to him may not exceed three times his average annual compensation during the most recent five taxable years of employment with Glendale Federal. Based thereon, the maximum payment to Mr. Trafton in connection with an Other Termination at June 30, 1998 would have been $3,270,645.

  Certain executive officers of Glendale Federal (the "Covered Executive Officers"), including Messrs. Trafton, Fink, Haynes, Hess and Birch, are parties to change of control agreements with Glendale Federal. The description of such agreements contained under the subheading "Interests of Certain Persons in the Mergers - Existing Employment Agreements" under the heading "THE MERGERS" contained in the Company's proxy statement dated July 15, 1998 is hereby incorporated by reference.

  Messrs. Trafton and Fink are parties to a Litigation Management Agreement with the Company and Glendale Federal. The description of such agreement contained under the subheading "Interests of Certain Persons in the Mergers - Litigation Management Agreement" under the heading "THE MERGERS" contained in the Company's proxy statement dated July 15, 1998 is hereby incorporated by reference.

Report of the Officer Compensation and Personnel Committee
----------------------------------------------------------

  The Officer Compensation and Personnel Committee of the Board of Directors of Glendale Federal and the Stock Option Committee of Golden State (collectively, the "Committee") establish and administer executive compensation and benefit policies and programs for all executive officers. All of such policies and programs are those of Glendale Federal, except that stock awards are made by Golden State. The Committee recommends to the full Board of Directors of Glendale Federal for its approval the compensation and benefits of Mr. Trafton, who is the Chief Executive Officer of both Golden State and Glendale Federal ("CEO"). The Committee approves the compensation and benefits of all officers reporting directly to the CEO. The Committee reviews individual compensation and benefit actions for all other executive officers, as approved by the CEO, within the framework of plans and programs established by the Committee. The Committee also administers Golden State's Stock Option and Long-Term Performance Incentive Plan (the "Plan") and approves all stock option grants.

  Executive Compensation Goal and Policy. The primary goal of the Committee is to ensure that the overall compensation, employee benefits and management development policies of the Company are in accordance with the business goals and strategies of the Company, consistent with the financial strength of the Company, and consistent and competitive with employment practices in the financial services industry contributing to the primary objective of maximizing stockholder value.

  The Committee believes that this singular objective of maximizing stockholder value is best supported by an executive officer compensation policy which:
  1. Focuses executive attention on those annual objectives which will lead to enhanced stockholder value.

  2. Delivers competitive total compensation opportunities through stock options issued at 100% of fair market value.

  Specifically, the Committee compares compensation for the senior executives of the Company to the compensation practices of similar sized United States commercial banks and savings institutions, and in the case of the CEO and one other executive, also compares their compensation to the compensation practices of a specific peer group of 14 large commercial and savings banks and savings and loan associations of which three are included in the Keefe Bruyette & Woods Index, used for the purposes of the performance graph appearing elsewhere in this proxy statement. These analyses are conducted by an independent, nationally recognized executive compensation consulting firm.

  The Committee's policy in regard to the 12 senior executives in fiscal 1998 was to target both base salary and total annual cash compensation opportunity (base salary and target annual incentive) around the median of competitive practice. Stock option grants, which have no value unless the share price increases, have been used to bring total compensation opportunity to between the median and third quartile (50th to 75th percentile) of competitive practice.

  There are three executive officers not included in the senior executive group whose compensation is determined under Glendale Federal's middle management compensation plans, and consists of base salary, short-term incentive cash compensation paid through Glendale Federal's Management Incentive Plan ("MIP") and a long-term incentive compensation opportunity provided through the grant of options under the Plan.

  Annual Incentive Opportunity. During fiscal 1998, annual incentive opportunity was provided through the Executive Incentive Plan ("EIP"). In general, target annual cash compensation opportunity (base salary and target annual incentive) was about at competitive medians for the 12 senior executives. For the CEO, the target annual incentive for fiscal 1998 was 70% of salary, with a maximum potential payout of 105% of salary. For all other senior executives, the target annual incentive for fiscal 1998 was 50% of salary, with a maximum potential payout of 75% of salary.

  Under the EIP, each executive was assigned a mix of corporate and individual performance goals. For the CEO, this mix was 80% corporate and 20% individual. For the other executive officers, this mix varied from 60% corporate and 40% individual to 30% corporate and 70% individual. Corporate and individual goals were approved by the Committee. For fiscal 1998, corporate goals and payment schedules were established by the Committee for net earnings, efficiency ratio, return on average equity, charge-offs, non-performing assets, core capital ratio, risk based capital ratio and checking accounts designated as a percent of deposits.

  For the second level executives covered by the MIP, for fiscal 1998, the Committee approved the corporate goals, which were the same as for the EIP, with the CEO approving the individual goals.

  Following the close of fiscal 1998, the Committee reviewed Glendale Federal's fiscal 1998 results against the established criteria and performance schedules. Based upon their evaluation of performance against the established criteria and performance schedules, the corporate performance portion of the EIP award for each participant was paid above the target level. The Committee also reviewed individual performance results against established goals and payment schedules for each EIP participant and determined the amount of this portion of each participant's EIP award to be paid. Individual goals were tailored to each position, and included both financial and operational objectives for the particular executive's area of responsibility. The Committee approved the awards for all executive officers of Glendale Federal who participated in the EIP and recommended Mr. Trafton's award to the Board. The CEO approved the awards for the remaining three executive officers who participated in the MIP. The average executive officer award, excluding Mr. Trafton's award, was 126% of target. The Board of Directors approved the award for Mr. Trafton following the Committee's review.

  Long-Term Incentives. In fiscal 1997, the Committee established stock option grant guidelines for the then 11 senior executives. These guidelines were developed in conjunction with an analysis of executive compensation developed by an independent, nationally recognized executive compensation consulting firm. This competitive analysis included the prevalence and value of the supplemental executive retirement plans which a number of peer company executives have, but which neither Golden State nor Glendale Federal provides. The guidelines were developed on the basis of providing each executive with a total compensation opportunity between the median and the third quartile (50th to 75th percentile) of competitive practice, after taking account of each executive's annual compensation opportunity (base salary and target annual incentive). By providing a significant portion of total compensation opportunity to executives in the form of stock options, the Committee seeks to ensure that their interests are closely aligned with the interests of the stockholders. Because a significant portion of these executives' total compensation is at risk based on the market performance of Golden State's common stock, the Committee believes that this increased risk is properly compensated with a total compensation opportunity level on average somewhat above the median of the executives' peers.

  In fiscal 1998, the Committee determined that new stock option grants should be made to all executive officers (excluding the CEO) and approved grants for each of them under the Plan. These grants are described below.

  CEO Compensation. Glendale Federal has two employment agreements with Mr. Trafton, the terms of which are set forth above under "Employee Contracts; Termination of Employment, and Change of Control Arrangements." In fiscal 1998, the Committee made no change in Mr. Trafton's base salary of $735,000 per year, or in Mr. Trafton's target annual incentive of 70% of salary.

  Eighty percent of Mr. Trafton's actual fiscal 1998 annual incentive award was based on corporate results against established EIP goals for net earnings, efficiency ratio, return on average equity, charge-offs, non-performing assets, core capital ratio, risk-based capital ratio and checking accounts designated as a percent of deposits. In addition, 20% of Mr. Trafton's annual incentive was based on the following individual performance goals which were established by the Committee at the beginning of fiscal 1998:

     . Adaptability to changing environment and building stockholder value. . Stockholder and Board relations.
     .  Goodwill Lawsuit
     .  Management Continuity/Succession Plan

  Based upon the overall performance of the Company and Mr. Trafton meeting the aforementioned goals, the Committee rated his performance as exceptional. As a result of the assessment, Mr. Trafton's fiscal 1998 EIP award was approved by the Board of Directors at $700,000.

  Fiscal 1998 Stock Option Grants. In early fiscal 1998, the Committee completed a review of the competitive compensation position of the senior executives of the Company, assisted by a nationally recognized executive compensation consulting firm. Mr. Trafton received no stock option grants in fiscal 1998, since he had received a stock option grant in fiscal 1997 intended to provide his long term incentive opportunity for three years, or until fiscal 2000.

  Based on its review of the competitive data and recommendations by Mr. Trafton, the Committee approved stock options granted at fair market value for the other 12 senior executives totaling 215,000 shares. These grants were intended to position long-term compensation around the median of competitive practice for these senior executives.

  Deductibility. In 1993, Congress enacted Section 162(m) of the U.S. Internal Revenue Code of 1986, effective for tax years beginning in 1994. This legislation precludes a public corporation from taking a deduction for compensation in excess of $1 million per year for its chief executive officer and any of its four other highest-paid executive officers who are employed on the last day of the fiscal year. Certain performance-based compensation is specifically exempt from the deduction limit. Any taxable compensation derived from the exercise of stock options should be exempt from the limit on the corporate tax deduction. The base salaries and annual incentive awards paid for fiscal year 1998 were not exempt. However, the compensation limit for the year was exceeded by only one covered officer. The Committee believes that, although there may be circumstances in which the best interest of the stockholders are better served otherwise, significant compensation expenses generally should be deductible.


OFFICER COMPENSATION AND PERSONNEL COMMITTEE

Diane C. Creel (Chair)
John F. King
Paul J. Orfalea
Cora M. Tellez


STOCK PRICE PERFORMANCE GRAPH

  The Stock Price Performance Graph below (the "Graph") compares the cumulative total returns of the Company, the S&P 500 Index and a Keefe, Bruyette & Woods Inc. index of 50 commercial, regional and savings banks ("the KBW 50").

  Prior to August 26, 1993, all shares of common stock of Glendale Federal were owned by GLENFED, Inc. As part of the recapitalization of Glendale Federal that was completed on that date, GLENFED, Inc. was merged into a subsidiary of Glendale Federal and the stockholders of GLENFED, Inc. became stockholders Glendale Federal. On July 24, 1997, the Company became the holding company for Glendale Federal, with each share of Glendale Federal being exchanged for one share of the Company. The Graph reflects information relating to the period commencing August 27, 1993, the first full day on which shares of Glendale Federal's common stock were traded on the New York Stock Exchange and the Pacific Stock Exchange, and ending on June 30, 1998.

  The Graph shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K into any filing under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference.

                             [GRAPH APPEARS HERE]


                            INDEX TOTAL SHAREHOLDER                /1/
                                 PERIOD ENDING



     Base Period/2/                             S&P
(Fiscal Year Covered)        Golden State   500 INDEX/4/   KBW 50/3/
--------------------         ------------   ------------   ----------
Measurement Pt-  Aug-93         100            100            100
FYE   Dec-93                     78.08         102.21          98.36
FYE   Jun-94                    115.07          98.75         103.86
FYE   Dec-94                    105.48         103.56          93.34
FYE   Jun-95                    136.99         124.49         120.97
FYE   Dec-95                    193.15         142.47         149.50
FYE   Jun-96                    198.63         156.86         166.11
FYE   Dec-96                    254.79         175.18         211.48
FYE   Jun-97                    286.30         211.29         254.25
FYE   Dec-97                    410.27         233.63         309.18
FYE   Jun-98                    383.96         275.01         345.17

1 Total Shareholder Return assumes reinvestment of dividends. Data provided by Standard & Poor's CompuStat.
2 Period commencing August 27, 1993
3 The KBW 50 Index represents major commercial, regional and savings banks as compiled by Keefe, Bruyette & Woods, Inc.
4 Total Shareholder Return for Golden State Bancorp is adjusted for the Litigation Tracking Warrant issued to each share of common stock on May 29, 1998. Data provided by Standard & Poor's CompuStat.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information included under the subheadings "Beneficial Ownership of Golden State Common Stock by Management" and "Beneficial Ownership of Common Stock by Others" under the heading "INFORMATION ABOUT GOLDEN STATE" appearing in the Company's proxy statement dated July 15, 1998 is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Indebtedness of Management. Glendale Federal offers home mortgage and consumer loans to officers, directors and full-time employees. These loans are made in the ordinary course of business and, in the judgment of management, do not involve more than the normal risk of collectability or present other unfavorable features. Loans made to senior executive officers and directors since 1989 are made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. Loans made to other officers and employees are also made on such terms except that the interest rate and loan fees charged to other officers and employees, and with respect to loans made to senior executive officers and directors prior to 1989, are made under preferential terms pursuant to an employee loan program. All such employee mortgage loans are written at Glendale Federal's prevailing rates at the time of origination, but provide for a reduced interest rate while the borrower is employed by Glendale Federal. The employee loan policy provides that for adjustable rate mortgage loans the reduced rate is Glendale Federal's weighted average cost of interest bearing liabilities, plus 1/4 of 1%, adjusted semiannually. For consumer loans, including equity loans, the reduced rate is Glendale Federal's stated rate for its customers, less 1.0%. In addition, employees must pay all normal loan origination fees and closing costs, except that loan points and appraisal fees are not charged in connection with adjustable rate first mortgage loans. The rate of interest borne by a mortgage loan reverts to the normal rate provided in the loan instruments upon termination of employment, except that employees (and in certain instances their spouses) who retire or whose employment is terminated due to permanent disability continue to receive the preferential interest rate as long as they occupy the premises securing the mortgage loan as their principal residence.

  The following table sets forth information as of June 30, 1998 relating to loans made to each individual who is a director or executive officer of the Company, whose indebtedness to Golden State or its subsidiaries exceeded $60,000 at any time since July 1, 1997 and who has a loan at an employee loan rate. Other outstanding loans to directors and executive officers of Golden State or Glendale Federal in the ordinary course of business that were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons are not shown.


                                         HIGHEST BALANCE                                          EFFECTIVE
                                       OUTSTANDING DURING        BALANCE AT    ORIGINAL            RATE AT
                                           YEAR ENDED             JUNE 30,     NOTE RATE       JUNE 30, 1998      DATE
          NAME                LOAN        JUNE 30, 1998            1998           (%)               (%)           MADE
          ----                ----     ------------------          ----           ---               ---           ----
Vincent L. Beatty........   Mortgage             $261,627         $258,593        7.500            5.016          1990
Michael E. Goraleski.....   Mortgage             $124,774         $119,594       10.264            5.016          1983
John E. Haynes...........   Mortgage             $461,519         $455,996        9.875            5.016          1990
Terry D. Hess............   Mortgage             $586,306         $579,028       10.375            5.016          1989
Robert R. Trujillo.......   Mortgage             $286,598         $283,096        8.875            5.016          1990

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    EXHIBIT
     NUMBER
    -------
       2.1         Agreement and Plan of Reorganization dated as of February 4, 1998 by and among Golden State, Golden State
                   Financial Corporation, First Nationwide (Parent) Holdings Inc., First Nationwide Holdings Inc., First
                   Gibraltar Holdings Inc. and Hunter's Glen/Ford, Ltd., as amended by Amendment No. 1 thereto dated as of July
                   13, 1998 (incorporated by reference to Appendix A to Golden State's Proxy Statement dated July 15, 1998).
       2.2         Stock Option Agreement dated February 4, 1998 between Golden State and First Nationwide (Parent) Holdings Inc.
                   (incorporated by reference to Appendix B to Golden State's Proxy Statement dated July 15, 1998).
       3.1         Certificate of Incorporation of Golden State.
       3.2         Articles of Amendment to the Certificate of Incorporation of Golden State.
       3.3         Bylaws of Golden State.
       4.1         Article FOURTH of the Certificate of Incorporation of Golden State (included in Exhibit 3.1)
       4.2         Certificate of Designation of Golden State for Noncumulative Convertible Preferred Stock, Series A.
       4.3         Warrant Agreement dated as of February 23, 1993 between Glendale Federal and Chemical Trust Company of
                   California, as amended by Amendment No. 1 dated July 24, 1997 by and among Glendale Federal, ChaseMellon
                   Shareholder Services LLC as successor to Chemical Trust Company of California and Golden State.
       4.4         Warrant Agreement dated as of August 15, 1993 between Glendale Federal and Chemical Trust Company of
                   California, as amended by Amendment No. 1 dated July 24, 1997 by and among Glendale Federal, ChaseMellon
                   Shareholder Services LLC as successor to Chemical Trust Company of California and Golden State.
       4.5         Warrant Agreement dated as of May 4, 1998 between Golden State and ChaseMellon Shareholder Services L.L.C.
      10.1         Board of Directors Retirement Plan, as amended.
      10.2         Amended and Restated Stock Option and Long-Term Performance Incentive Plan.
      10.3         Amended and Restated Employment Agreement between Golden State and Stephen J. Trafton dated January 1, 1998.
      10.4         Employment Agreement between Golden State and Stephen J. Trafton dated December 16, 1997.
      10.5         Form of employment agreement. Executed agreements are with Vincent L. Beatty, William J. Birch, Howard C.
                   Everakes, Richard A. Fink, Michael E. Goraleski, John E. Haynes, Terry D. Hess, Lelah L. Jenkins, Minaz A.
                   Mithani, Kathryn D. Snyder, Robert R. Trujillo and Sharon K. Winston.
      10.6         Litigation Management Agreement dated as of February 4, 1998 by and among Golden State, Glendale Federal,
                   California Federal Bank, A Federal Savings Bank, Stephen J. Trafton and Richard A. Fink (incorporated by reference to Appendix C to Golden State's Proxy Statement dated July 15, 1998).
        21         List of Subsidiaries.
      23.1         Consent of KPMG Peat Marwick LLP.
        27         Financial Data Schedule

FINANCIAL STATEMENTS AND SCHEDULES

  See Index to Financial Statements on page 86, and Financial Statements commencing on page F-1. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED JUNE 30, 1998

   On May 5, 1998, Golden State filed with the SEC, a Form 8-K, dated April 21, 1998, to report that the Company had completed its acquisition of CENFED Financial Corporation ("CENFED"), parent company of CenFed Bank. The terms of the transaction provided for a tax-free exchange of 1.2 shares of Golden State common stock for each outstanding share of CENFED's common stock. The Company also reported that, on April 23, 1998, its Board of Directors had declared a distribution of its Litigation Tracking Warrants (LTW(TM)s) for May 29, 1998, to holders of the common stock of Golden State of record on May 7, 1998, on the basis of one LTW(TM) for each share held as of the close of business on that date. The Board of Directors also reserved additional LTW(TM)s for future issuance in connection with conversions or exercises of the Company's outstanding Series A Preferred Stock, its two outstanding classes of common stock purchase warrants and employee stock options.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GOLDEN STATE BANCORP INC.

Date: September 10, 1998



                                  By: /s/ Stephen J. Trafton
                                     -------------------------------------
                                            Stephen J. Trafton
                             Chairman of The Board, Chief Executive Officer and
                                                President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND ON THE DATE INDICATED:



                           /s/ Stephen J. Trafton                                Date: September 10, 1998
          -----------------------------------------------------------
                             Stephen J. Trafton
               Chairman of The Board, Chief Executive Officer
                and President (Principal Executive Officer)

                             /s/ John E. Haynes                                  Date: September 10, 1998
          -----------------------------------------------------------
                                John E. Haynes
               Chief Financial Officer (Principal Financial Officer)

                           /s/ Gregory L. Hendry                                 Date: September 10, 1998
          -----------------------------------------------------------
                               Gregory L. Hendry
                   Senior Vice President and Chief Accounting
                   Officer (Principal Accounting Officer)

                              /s/ Diane C. Creel                                 Date: September 10, 1998
          -----------------------------------------------------------
                            Diane C. Creel, Director

                            /s/ Brian P. Dempsey                                 Date: September 10, 1998
          -----------------------------------------------------------
                          Brian P. Dempsey, Director

                            /s/ Richard A. Fink                                  Date: September 10, 1998
          -----------------------------------------------------------
                          Richard A. Fink, Director

                              /s/ John F. King                                   Date: September 10, 1998
          -----------------------------------------------------------
                           John F. King, Director

                             /s/ John F. Kooken                                  Date: September 10, 1998
          -----------------------------------------------------------
                          John F. Kooken, Director


                             /s/ D. Tad Lowrey                                    Date: September 10, 1998
               ------------------------------------------------------
                          D. Tad Lowrey, Director

                            /s/ Paul J. Orfalea                                   Date: September 10, 1998
               ------------------------------------------------------
                           Paul J. Orfalea, Director

                            /s/ Thomas S. Sayles                                  Date: September 10, 1998
               ------------------------------------------------------
                           Thomas S. Sayles, Director

                             /s/ Cora M. Tellez                                   Date: September 10, 1998
               ------------------------------------------------------
                            Cora M. Tellez, Director

               ------------------------------------------------------
                          Gilbert R. Vasquez, Director

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                              ------
Annual Financial Statements

  Independent Auditors' Report.............................................................................    F-1

  Consolidated Statements of Financial Condition as of June 30, 1998 and 1997..............................    F-2

  Consolidated Statements of Operations for years ended June 30, 1998, 1997 and 1996.......................    F-3

  Consolidated Statements of Changes in Stockholders' Equity for years ended June 30,
    1998, 1997 and 1996....................................................................................    F-4

  Consolidated Statements of Cash Flows for years ended June 30, 1998, 1997 and 1996.......................    F-5

  Notes to Consolidated Financial Statements...............................................................    F-7

                          GOLDEN STATE BANCORP INC.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Golden State Bancorp Inc.

  We have audited the accompanying consolidated statements of financial condition of Golden State Bancorp Inc. and subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Bancorp Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.



                                  KPMG Peat Marwick LLP

Los Angeles, California
July 20, 1998

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                                  June 30
                                                                                                        --------------------------
                                                                                                            1998           1997
                                                                                                        --------------------------
                                    ASSETS
Cash and amounts due from banks......................................................................   $   311,278    $   221,557
Federal funds sold and assets purchased under resale agreements......................................       172,000        632,000
Certificates of deposit--substantially restricted....................................................         2,200          4,005
Other debt and equity securities available for sale, at fair value...................................       126,149         27,794
Mortgage-backed securities held to maturity, at amortized cost (fair value:
   $921,555 in 1998 and $1,166,941 in 1997)..........................................................       914,593      1,162,825
Mortgage-backed securities available for sale, at fair value.........................................     1,460,770      1,116,709
Loans receivable, net of allowance for loan losses of $156,482 in 1998 and
   $163,759 in 1997..................................................................................    13,742,673     11,886,090
Loans held for sale, at lower of cost or market......................................................        31,907         19,003
Real estate held for sale or investment..............................................................         6,327          8,689
Real estate acquired in settlement of loans..........................................................        37,393         61,500
Interest receivable..................................................................................       114,009        102,940
Investment in capital stock of Federal Home Loan Bank, at cost.......................................       300,339        259,587
Premises and equipment, at cost, less accumulated depreciation.......................................       146,893        134,936
Mortgage servicing assets............................................................................       243,314        284,472
Goodwill and other intangible assets, less accumulated amortization ($31,261 in
   1998 and $22,110 in 1997).........................................................................       180,463         99,533
Other assets.........................................................................................       326,429        196,619
                                                                                                        -----------    -----------
                                                                                                        $18,116,737    $16,218,259
                                                                                                        ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits ............................................................................................   $10,698,265    $ 9,356,909
Securities sold under agreements to repurchase.......................................................       175,551        768,682
Borrowings from the Federal Home Loan Bank...........................................................     5,613,458      4,788,000
Other borrowings.....................................................................................        63,936         10,782
Other liabilities and accrued expenses...............................................................       281,806        221,540
Income taxes payable.................................................................................        45,044         60,272
                                                                                                        -----------    -----------
            Total liabilities........................................................................    16,878,060     15,206,185
                                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $1.00 par value per share and $25.00 liquidation preference per share
    (5,000,000 shares authorized; 4,617,484 shares issued and outstanding at June 30, 1998;
    4,621,982 shares issued and outstanding at June 30, 1997)........................................         4,617          4,622
Common stock, $1.00 par value per share (250,000,000 shares authorized; 60,173,551 shares
    issued in 1998; 50,348,509 shares issued and outstanding at June 30, 1997).......................        60,173         50,349
Additional paid-in capital...........................................................................     1,049,822        793,111
Net unrealized holding loss on debt and equity securities available for sale.........................        (1,607)        (1,154)
Retained earnings--substantially restricted..........................................................       283,787        165,146
Common stock in treasury, at cost (4,688,400 shares in 1998)........................................       (158,115)            --
                                                                                                        -----------    -----------
             Total stockholders' equity..............................................................     1,238,677      1,012,074
                                                                                                        -----------    -----------
                                                                                                        $18,116,737    $16,218,259
                                                                                                        ===========    ===========




          See accompanying Notes to Consolidated Financial Statements

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                      Years Ended June 30
                                                                                            ---------------------------------------
                                                                                               1998          1997          1996
                                                                                            ---------------------------------------
Interest income:
  Loans receivable......................................................................    $  950,265    $  861,858    $  803,432
  Mortgage-backed securities............................................................       149,749       149,551       216,812
  Investments...........................................................................        57,931        61,547        59,791
                                                                                            ----------    ----------    ----------
    Total interest income...............................................................     1,157,945     1,072,956     1,080,035
                                                                                            ----------    ----------    ----------
Interest expense:
  Deposits..............................................................................       408,300       405,182       433,834
  Short-term borrowings.................................................................        37,591        18,642       108,839
  Other borrowings......................................................................       271,894       270,148       204,297
                                                                                            ----------    ----------    ----------
    Total interest expense..............................................................       717,785       693,972       746,970
                                                                                            ----------    ----------    ----------
    Net interest income.................................................................       440,160       378,984       333,065
Provision for loan losses...............................................................        (1,727)       25,204        40,350
                                                                                            ----------    ----------    ----------
    Net interest income after provision for loan losses.................................       441,887       353,780       292,715
Other income:
  Loan servicing income, net............................................................        28,550        33,795        24,208
  Other fees and service charges........................................................        69,526        56,901        45,769
  Gain (loss) on sale of loans, net.....................................................           605          (291)         (690)
  Gain (loss) on sale of mortgage-backed securities, net................................         4,562        (1,804)      (34,222)
  Other income (loss), net..............................................................         1,645            62          (707)
                                                                                            ----------    ----------    ----------
    Total other income..................................................................       104,888        88,663        34,358
                                                                                            ----------    ----------    ----------
Other expenses:
  Compensation and employee benefits....................................................       135,966       114,270       101,502
  Computer support and item processing..................................................        37,686        25,545        20,474
  Occupancy expense, net................................................................        34,215        31,777        29,698
  Advertising and promotion.............................................................        21,816        24,416        24,798
  Furniture, fixtures and equipment.....................................................        15,078        12,585        11,605
  Stationery, supplies and postage......................................................        14,228        11,628        10,158
  Regulatory insurance..................................................................         7,843        16,317        27,491
  Other general and administrative expenses.............................................        26,838        26,686        21,209
                                                                                            ----------    ----------    ----------
    Total general and administrative expenses...........................................       293,670       263,224       246,935
  SAIF special assessment...............................................................            --        55,519            --
  Legal expense--goodwill lawsuit.......................................................        19,045        24,058         1,929
  Acquisition and restructuring costs...................................................         6,939            --            --
  Operations of real estate held for sale or investment.................................          (664)          935         1,242
  Operations of real estate acquired in settlement of loans.............................        (3,111)        6,623         8,426
  Amortization of goodwill and other intangible assets..................................         9,151         5,530         5,147
                                                                                            ----------    ----------    ----------
    Total other expenses................................................................       325,030       355,889       263,679
                                                                                            ----------    ----------    ----------
Earnings before income tax provision....................................................       221,745        86,554        63,394
Income tax provision....................................................................        92,996        36,131        21,342
                                                                                            ----------    ----------    ----------
    Net earnings........................................................................    $  128,749    $   50,423    $   42,052
                                                                                            ==========    ==========    ==========
Earnings applicable to common shareholders:
  Net earnings..........................................................................    $  128,749    $   50,423    $   42,052
  Dividends declared on preferred stock.................................................       (10,108)      (10,841)      (16,156)
  Premium on exchange of preferred stock for common stock...............................            --        (4,173)       (9,443)
                                                                                            ----------    ----------    ----------
                                                                                            $  118,641    $   35,409    $   16,453
                                                                                            ==========    ==========    ==========
Earnings per common share:
  Basic.................................................................................         $2.27         $0.72         $0.39
  Diluted...............................................................................         $1.78         $0.64         $0.36


          See accompanying Notes to Consolidated Financial Statements

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             Preferred Stock
                                                                Series A                   Common Stock          Additional
                                                       -------------------------    -------------------------      Paid-in
                                                           Shares        Amount       Shares          Amount       Capital
                                                       -------------   ---------    ----------     ----------   ------------
Balance, June 30, 1995.............................      8,050,000       $ 8,050    40,719,718       $40,720    $  793,372
Exchange of Series A Preferred Stock for
 common stock......................................     (2,226,118)       (2,226)    5,901,771         5,902        (3,676)
Net unrealized holding loss on debt and equity
 securities available for sale.....................             --            --            --            --            --
Stock options exercised............................                                    106,000           106         1,028
5-year warrants exercised..........................             --            --         2,209             2            --
Dividends declared on Series A preferred stock
 ($2.188 per share)................................             --            --            --            --            --
Net earnings.......................................             --            --            --            --            --
                                                        ----------       -------    ----------       -------    ----------
Balance, June 30, 1996.............................      5,823,882         5,824    46,729,698        46,730       790,724
Exchange of Series A Preferred Stock for
 common stock......................................     (1,201,900)       (1,202)    3,103,872         3,104        (1,902)
Net unrealized holding gain on debt and equity
 securities available for sale.....................             --            --            --            --            --
Stock options exercised............................             --            --       512,125           512         4,263
5-year warrants exercised..........................             --            --           414             1            --
7-year warrants exercised..........................             --            --         2,400             2            26
Dividends declared on Series A preferred stock
 ($2.188 per share)................................             --            --            --            --            --
Net earnings.......................................             --            --            --            --            --
                                                        ----------       -------    ----------       -------    ----------
Balance, June 30, 1997.............................      4,621,982         4,622    50,348,509        50,349       793,111
Exchange of Series A Preferred Stock for
 common stock......................................         (4,498)           (5)       10,813            11            (6)
Net unrealized holding loss on debt and equity
 securities available for sale.....................             --            --            --            --            --
Stock options exercised............................             --            --     2,344,951         2,345        52,643
5-year warrants exercised..........................             --            --           276            --            --
7-year warrants exercised..........................             --            --        78,110            78           859
Dividends declared on Series A preferred stock
 ($2.188 per share)................................             --            --            --            --            --
Issuance of common stock to acquire CENFED.........             --            --     7,390,557         7,390       203,706
Golden State formation costs.......................             --            --            --            --          (491)
Escheatment of GLENFED Inc. shares.................             --            --           335            --            --
Purchase of common stock in treasury...............             --            --            --            --            --
Net earnings.......................................             --            --            --            --            --
                                                        ----------       -------    ----------       -------    ----------
Balance, June 30, 1998.............................      4,617,484       $ 4,617    60,173,551       $60,173    $1,049,822
                                                        ==========       =======    ==========       =======    ==========

                                                         Net Unrealized
                                                          Holding Gain
                                                         (Loss) on Debt                            Common Stock
                                                           and Equity                              In Treasury           Total
                                                           Securities         Retained        ---------------------   Stockholders'
                                                       Available for Sale     Earnings*        Shares        Amount      Equity
                                                      -------------------    ----------       -------       -------   -------------

Balance, June 30, 1995.............................           $     37         $ 99,668            --           --     $  941,847
Exchange of Series A Preferred Stock for
 common stock......................................                 --               --            --           --             --
Net unrealized holding loss on debt and equity
 securities available for sale.....................            (11,428)              --            --           --         (11,428)
Stock options exercised............................                 --               --                                     1,134
5-year warrants exercised..........................                 --               --            --           --              2
Dividends declared on Series A preferred stock
 ($2.188 per share)................................                 --          (16,156)           --           --        (16,156)
Net earnings.......................................                 --           42,052            --           --         42,052
                                                              --------         --------    ----------    ---------     ----------
Balance, June 30, 1996.............................            (11,391)         125,564            --           --        957,451
Exchange of Series A Preferred Stock for
 common stock......................................                 --               --            --           --             --
Net unrealized holding gain on debt and equity
 securities available for sale.....................             10,237               --            --           --         10,237
Stock options exercised............................                 --               --            --           --          4,775
5-year warrants exercised..........................                 --               --            --           --              1
7-year warrants exercised..........................                 --               --            --           --             28
Dividends declared on Series A preferred stock
 ($2.188 per share)................................                 --          (10,841)           --           --        (10,841)
Net earnings.......................................                 --           50,423            --           --         50,423
                                                              --------         --------    ----------    ---------     ----------
Balance, June 30, 1997.............................             (1,154)         165,146            --           --      1,012,074
Exchange of Series A Preferred Stock for
 common stock......................................                 --               --            --           --           (453)
Net unrealized holding loss on debt and equity
 securities available for sale.....................               (453)              --            --                          --
Stock options exercised............................                 --               --            --           --         54,988
5-year warrants exercised..........................                 --               --            --           --             --
7-year warrants exercised..........................                 --               --            --           --            937
Dividends declared on Series A preferred stock
 ($2.188 per share)................................                 --          (10,108)           --           --        (10,108)
Issuance of common stock to acquire CENFED.........                 --               --            --           --        211,096
Golden State formation costs.......................                 --               --            --           --           (491)
Escheatment of GLENFED Inc. shares.................                 --               --            --           --             --
Purchase of common stock in treasury...............                 --               --    (4,688,400)    (158,115)      (158,115)
Net earnings.......................................                 --          128,749            --           --        128,749
                                                              --------         --------    ----------    ---------     ----------
Balance, June 30, 1998.............................           $ (1,607)        $283,787    (4,688,400)   $(158,115)    $1,238,677
                                                              ========         ========    ==========    =========     ==========

--------------
*  substantially restricted

          See accompanying Notes to Consolidated Financial Statements

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         YEARS ENDED JUNE 30
                                                                                            ----------------------------------------

                                                                                                  1998          1997         1996
                                                                                                  ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...............................................................................   $  128,749    $  50,423    $  42,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Amortization of discounts and accretion of premiums, net................................        7,167       11,064        8,054
   Accretion of deferred loan fees.........................................................       (3,305)      (4,355)      (5,546)
   Provision for loan losses...............................................................       (1,727)      25,204       40,350
   Amortization of mortgage servicing assets...............................................       49,245       27,342       22,559
   Provision for impairment of mortgage servicing assets...................................        6,142        4,047           --
   (Gain) loss on sale of loans, net.......................................................         (605)         291          690
   (Gain) loss on sale of mortgage-backed securities, net..................................       (4,562)       1,804       34,222
   Depreciation............................................................................       16,186       15,065       16,115
   Provision for losses on real estate.....................................................        2,670        7,706       11,610
   Gain on sale of real estate.............................................................      (10,641)      (7,220)     (10,880)
   Amortization of goodwill and other intangible assets....................................        9,151        5,530        5,147
   (Benefit) provision for deferred income taxes...........................................       (7,685)      10,364       19,132
   Net change in loans originated or purchased for resale..................................       62,422       39,249       (2,649)
   Decrease (increase) in interest receivable..............................................          460       (8,851)       7,158
   FHLB stock dividend received............................................................      (16,096)     (13,693)      (9,612)
   (Increase) decrease in other assets.....................................................     (127,001)         434       20,298
   Increase (decrease) in other liabilities................................................      121,755      177,937      (27,698)
   Other items.............................................................................       (2,679)         630      (24,286)
                                                                                              ----------    ---------    ---------

   Total adjustments.......................................................................      100,897      292,548      104,664
                                                                                              ----------    ---------    ---------


Net cash provided by operating activities..................................................      229,646      342,971      146,716
                                                                                              ==========    =========    =========

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with original maturities of 3 months or less.........        3,805        1,971       (5,027)
Net change in other debt and equity securities with original maturities of 3 months or less          390       (3,809)       9,268
Purchase of certificates of deposit........................................................       (2,000)      (3,000)      (4,800)
Purchase of other debt and equity securities held to maturity..............................           --       (3,000)      (5,000)
Proceeds from maturities of certificates of deposit........................................           --        7,810        9,100
Proceeds from maturities of other debt and equity securities held to maturity..............           --        7,800       20,045
Purchase of other debt and equity securities available for sale............................         (392)      (2,113)          --
Proceeds from sales and maturities of other debt and equity securities available for sale..        6,156      161,760           --
Purchase of mortgage-backed securities held to maturity....................................           --           --       (2,982)
Principal payments on mortgage-backed securities held to maturity..........................      245,588      190,545      495,999
Purchase of mortgage-backed securities available for sale..................................     (588,712)    (505,083)    (113,218)
Principal payments on mortgage-backed securities available for sale........................      457,318      285,404      355,975
Proceeds from sale of mortgage-backed securities available for sale........................      124,811           --    1,671,934
Loans originated for investment, net of refinances.........................................     (720,064)    (590,924)    (364,471)
Loans purchased for investment.............................................................   (2,707,817)  (2,430,461)  (2,107,509)
Net change in undisbursed loan funds.......................................................       (1,591)     (10,353)       7,507
Principal payments on loans held for investment............................................    2,859,780    1,894,857    1,428,501
Proceeds from sale of loans held for investment............................................           --           --      159,079
Cash invested in real estate...............................................................      (11,735)     (12,515)     (16,115)
Cash received from real estate investments and sale of real estate acquired in settlement
     of loans..............................................................................       98,175      101,679      108,482
Purchase of FHLB stock.....................................................................       (1,067)     (53,052)     (17,187)
Redemption of FHLB stock...................................................................           --           --       19,756
Net (increase) decrease in premises and equipment..........................................      (18,191)     (19,810)      20,559
Payments under agreements to purchase mortgage servicing assets............................      (21,558)    (197,091)     (26,479)
Payment for purchase of CENFED Financial Corporation.......................................       (3,232)          --           --
Payment for purchase of TransWorld Bank....................................................           --      (64,419)          --
Payment for purchase of OneCentral Bank....................................................           --      (11,111)          --
                                                                                              ----------    ---------    ---------

Net cash (used in) provided by investing activities........................................     (280,336)  (1,254,915)   1,643,417
                                                                                              ==========    =========    =========

                        Statement continued on next page

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                         YEARS ENDED JUNE 30
                                                                                           ---------------------------------------
                                                                                               1998           1997           1996
                                                                                               ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits..................................................    $   (59,697)   $   227,776    $   (10,904)
Net change in short-term borrowings with original maturities of 3 months or less.....       (717,197)        10,632     (1,937,126)
Proceeds from fundings of FHLB advances..............................................      4,024,000      2,300,000      2,988,000
Repayments of FHLB advances..........................................................     (3,460,000)    (1,350,000)    (2,645,000)
Proceeds from other borrowings.......................................................         45,000             --             --
Repayment of other borrowings........................................................        (10,712)        (2,492)       (18,284)
Proceeds from issuance of common stock...............................................         27,243          4,804          1,136
Common stock purchased for treasury..................................................       (158,115)            --             --
Payment of dividends on preferred stock..............................................        (10,111)       (11,827)       (17,044)
                                                                                         -----------    -----------    -----------
Net cash (used in) provided by financing activities..................................       (319,589)     1,178,893     (1,639,222)
                                                                                         -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents.................................       (370,279)       266,949        150,911
Cash and cash equivalents at beginning of year.......................................        853,557        586,608        435,697
                                                                                         -----------    -----------    -----------
Cash and cash equivalents at end of year.............................................    $   483,278    $   853,557    $   586,608
                                                                                         ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

 PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The consolidated financial statements include the accounts of Golden State Bancorp Inc. and its subsidiaries ("Golden State" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation, including 200,686 common shares of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal" or the "Bank") held by a subsidiary of the Bank at June 30, 1998. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the June 30, 1998 presentation.

  Golden State was formed to become the holding company for Glendale Federal in a reorganization that was approved by Glendale Federal's stockholders and completed on July 24, 1997. As part of the holding company formation, shares of Glendale Federal's common stock automatically became an equal number of shares of Golden State common stock and shares of Glendale Federal's Noncumulative Preferred Stock, Series E, automatically became an equal number of shares of Golden State's Noncumulative Convertible Preferred Stock, Series A. Glendale Federal's two classes of warrants became exercisable solely to purchase common stock of Golden State. The members of the board of directors of Glendale Federal also became the board of directors of Golden State.

  On November 26, 1997, Golden State Financial Corporation ("Golden State Financial") was formed as a wholly-owned subsidiary of Golden State for the purpose of becoming an intermediate holding company to effect the acquisition of CENFED Financial Corporation ("CENFED"), the parent company of CenFed Bank, A Federal Savings Bank ("CenFed Bank"). CENFED was merged with and into Golden State Financial on April 21, 1998, with Golden State Financial as the surviving entity in the merger. On May 8, 1998, Golden State Bancorp contributed its shares of Glendale Federal to Golden State Financial and CenFed Bank was merged into Glendale Federal, with Glendale Federal as the surviving entity.

  Golden State has no significant assets or business other than its ownership of Golden State Financial, and Golden State Financial has no significant assets or business other than its ownership of Glendale Federal. The Bank's business consists primarily of attracting checking and savings deposits from the public; originating real estate, business and consumer loans; and purchasing loans secured by mortgages on residential real estate. The Bank, through its subsidiaries, also provides general insurance and securities brokerage services.


 RISKS AND UNCERTAINTIES

  In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk. There are four main components of economic risk: interest rate risk, credit risk, market risk and concentrations of credit risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk refers to the risk of decline in the value of collateral underlying loans receivable and the value of real estate held by the Company, and in the valuation of loans held for sale, mortgage-backed securities available for sale and mortgage servicing assets. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of the type of collateral, is adversely affected by factors that are particularly applicable to such borrowers or collateral. The Company's lending activities are principally in California, with the largest concentration of the Company's loan portfolio being secured by real estate located in Southern California. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. The Company and the Bank are subject to the regulations of various government agencies. Regulatory risk refers, among other things, to the fact that these regulations can and do change significantly from period to period. In addition, the Bank undergoes periodic examinations by regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The Company has had an ongoing program that was intended to ensure that its operational and financial systems would not be adversely affected by Year 2000 data processing hardware and software failures arising from processing errors involving calculations using the Year 2000 date. Enhancements to the Company's mainframe systems have been implemented with completion of all mission critical repairs having been scheduled for November 1998. The Company has initiated renovation of its non-mainframe systems, with completion of all but one mission critical system having been scheduled for December 1998 and the one remaining mission critical system was to be completed in February 1999. The Company halted further implementation of its own Year 2000 efforts as of August 20, 1998 after receiving both shareholder and Office of Thrift Supervision approvals for the Cal Fed Merger. Future Year 2000 compliance will depend upon the ongoing systems that will be maintained by Cal Fed. Expenses related to the Year 2000 enhancements amounted to $10.0 million in fiscal 1998, compared to $0.3 million in fiscal 1997. The Company expected to incur approximately $37 million on this project, including $2 million to $3 million on software and hardware expenditures, on its program to modify, redevelop or replace its computer applications to try to make them "Year 2000" compliant. Year 2000 compliance failures could result in additional expense to the Company and significant disruption of its business.

  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered, including the allowance for loan losses, mortgage servicing assets and the realization of deferred tax assets. Actual results could differ significantly from those estimates and assumptions.


 SHORT-TERM HIGHLY LIQUID INVESTMENTS

  The Company's short-term highly liquid investments consist of federal funds sold and assets purchased under agreements to resell. The Company invests in these assets to maximize its return on liquid funds.

  Glendale Federal is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction accounts and term deposit accounts. At June 30, 1998 and 1997, the required reserves totaled $92,688,000 and $61,892,000, respectively. Actual reserves totaled $92,690,000 and $62,454,000 at June 30, 1998 and 1997, respectively.


 INVESTMENTS IN DEBT AND EQUITY SECURITIES

  The Company's investment in debt securities consists principally of U.S. Treasury securities, obligations of municipalities and mortgage-backed securities purchased by the Company or created when the Company exchanges pools of loans for mortgage-backed securities ("securitized loans"). The Company classifies its investment in debt and equity securities as held to maturity securities, trading securities and available for sale securities, as applicable.

  Securities are designated as held to maturity if the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related net deferred origination costs and premiums or the accretion of any related net deferred origination fees and discounts into interest income using the interest method over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by the Company to be other than temporary, are charged to income and reported under the caption "Gain (loss) on sale of mortgage-backed securities, net" in the Consolidated Statements of Operations.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The Company classifies securities as available for sale when at the time of purchase it determines that such securities may be sold at a future date or if the Company does not have the positive intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in shareholders' equity as unrealized holding gains or losses net of the related tax effect. Unrealized losses on available for sale securities reflecting a decline in value judged to be other than temporary are charged to income in the Consolidated Statement of Operations. Realized gains or losses on available for sale securities are determined on the specific identification basis. Deferred net origination costs or fees, and purchased premiums and discounts, are amortized and accreted to interest income using the interest method over the estimated remaining period until maturity.

  The Company classifies securities it intends to sell presently as trading securities. Such securities are generally comprised of securities created by the Company to facilitate the sale of loans originated and held for sale. Trading securities are recorded at fair value, determined by the lesser of quoted market prices for similar securities or commitment prices for those securities under mandatory commitments to sell. Changes in fair value of debt and equity securities are recognized in earnings in the period in which the change occurs under the caption "Gain (loss) on sale of mortgage-backed securities, net" in the Consolidated Statements of Operations. The Company held no trading securities at June 30, 1998 and 1997.

  In November 1995, the Financial Accounting Standards Board (the "FASB") issued implementation guidance for Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The guidance caused the Company to reassess the appropriateness of the classifications of its securities and account for resulting reclassifications at fair value in accordance with SFAS 115. During the second quarter of fiscal 1996, the Company, in accordance with the implementation guidance, reclassified $2.8 billion of mortgage-backed securities from held to maturity to available for sale. Pursuant to the transfer to available for sale and the subsequent sale of $1.7 billion of CMOs, the Company recorded a pre-tax loss on sale of mortgage-backed securities of $28.2 million during fiscal 1996. See Note 7:
"Mortgage-Backed Securities" for additional information.


 LOANS HELD FOR SALE

  The Company may designate certain of its loans receivable as being held for sale. In determining the level of loans held for sale, the Company considers whether such loans would be sold in response to liquidity needs, asset/liability management requirements, regulatory capital needs and other factors. The Company originates and/or purchases loans that meet certain yield and other guidelines for its own portfolio. Such loans are designated as held for investment at the time of origination or purchase based on a specific identification method. Loans that do not meet such guidelines are designated as held for sale.

  Loans held for sale are recorded at the lower of aggregate cost or market value. Unrealized losses are recorded as a reduction in earnings and are included under the caption "Gain (loss) on sale of loans, net" in the Consolidated Statements of Operations. Realized gains and losses from the sale of loans receivable are computed under the specific identification method.


 ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is maintained at an amount management deems adequate to cover estimated inherent losses. In determining the allowance for loan losses to be maintained, management evaluates many factors, including management's judgment as to appropriate asset classifications, prevailing and forecasted economic and market conditions, industry experience, historical loss experience, loan portfolio composition, management's assessment of the borrowers' ability to repay and repayment performance, and the fair value of the underlying collateral.

  The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. Management believes that, as of June 30, 1998 and 1997, the allowance for loan losses is adequate based on information currently available to it. Deterioration in the economies of the Company's principal market areas could adversely impact the Company's loan portfolios and increases in non-performing assets and higher charge-offs could result. Such adverse effects could also require a larger allowance for loan losses.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to timely collect all amounts due according to the contractual terms of the loan agreement. Non-accrual income property loans, non-accrual single-family loans or borrowing relationships with unpaid balances greater than $500,000, non-accrual business banking loans with unpaid balances of greater than $100,000, troubled debt restructurings, and certain performing loans are measured individually for impairment. Loans not included in the preceding categories are collectively measured for impairment. Specific valuation allowances are established for impaired collateralized loans at the difference between the loan amount and the fair value of the related collateral, reduced by estimated selling costs, and for unsecured loans at either the present value or the expected future cash flows from the loan, discounted at the loan's effective interest rate, or at the loan's observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. When an impaired loan is either sold, transferred to REO or written down, any related valuation allowance is charged off against the allowance for loan losses. Impaired loans are placed on non-accrual status at the point that either: (1) they become 90 days delinquent; or (2) the Company determines the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan.

  Increases to the general allowance are charged to the provision for loan losses. Specific valuation allowances are provided for when management identifies a loan or a portion thereof as to which default is deemed probable. Charge-offs to the allowance for loan losses are made when all, or a portion, of the loan is confirmed as a loss based upon management's review of the loan or through repossession of the underlying security or through a troubled debt restructuring transaction. Recoveries of previously charged-off amounts are credited to the allowance.


 TROUBLED DEBT RESTRUCTURINGS

  Loans whose terms are modified due to borrower difficulties in repaying amounts owed under the loan's original terms are classified as Troubled Debt Restructurings ("TDRs"). TDRs are reported as such based on whether the restructuring was made at an interest rate equal to or greater than the rate that the Company was willing to accept for loans presenting comparable credit risk at the time of the restructuring for a loan of comparable risk and whether the loan is impaired based on the terms of the restructuring agreement. Loans that are restructured at rates greater than or equal to the rate the Company was willing to accept at the time of restructuring and that are not impaired based on the terms of the restructuring are reported as TDRs only in the year of the restructuring. All other TDRs are reported in years following the restructuring until repaid.


 INTEREST INCOME RECOGNITION--LOANS RECEIVABLE

  Interest income is accrued as it is earned. Loans are placed on non-accrual status after being delinquent more than 90 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received and if no portion of the loan's carrying value is classified "Doubtful". Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of current interest is no longer in doubt. Interest income on impaired loans is recognized based on the loan's accrual and classification status as discussed above.

  Loan origination fees and direct origination costs are deferred at origination and the net amounts deferred are accreted or amortized to interest income over the contractual lives of the loans, using the interest method. Accretion of discounts and net deferred origination fees and amortization of premiums and net deferred origination costs is discontinued when loans are placed on non-accrual status.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


 GAINS AND LOSSES FROM SALE OF LOANS

  The Company sells whole mortgage loans and participations in mortgage loans to institutional and private investors. Gains and losses resulting from the sales of loans are determined on the specific identification method and reflect the extent that the sales proceeds and the allocated fair value of any retained interests exceed or are less than the Company's investment in the loans (which includes the unpaid principal balance of the loans, unearned discounts, premiums and deferred fees and costs at the time of sale). To the extent sales of loans involve the sale of part of a loan or a pool of loans with disproportionate credit or prepayment risks, the cost basis is allocated based upon the relative fair market value of the portion sold to the portion retained on the date of sale.

  In most cases, the Company sells loans and continues to service such loans for the investor. During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 was superseded, for transactions recorded after December 31, 1996, by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). Both SFAS 122 and SFAS 125 require, and the Company recorded, the recognition of a servicing asset or liability and other retained interests as an allocation of the carrying amount of the assets sold between the asset sold and the servicing obligation and other retained interests based on the relative fair value of the assets sold to the interests retained. The resulting Mortgage Servicing Asset ("MSA") or liability is amortized in proportion to and over the period of estimated net servicing income or loss. The Company evaluates the MSA for impairment or increased obligation based on the MSA's fair value.

  The Company estimates fair values by discounting servicing asset cash flows using discount and prepayment rates that it believes market participants would use. The assets are summarized by risk attribute strata and a valuation allowance is recorded as the sum of the impairment amounts for all strata with impairment. For purposes of defining impairment strata, the Company groups loans by interest rate, by whether the loan is government-insured, and by whether the loan has a fixed or adjustable interest rate.

  If loans are sold with recourse, the estimated liability under the recourse provision is provided for in the computation of the gain or loss. For loan sales after December 31, 1996, in accordance with the requirements of SFAS 125 (described under the caption "Current Accounting Pronouncements", following), the liability for loans sold with recourse is recorded at the fair value of the liability. For loan sales through December 31, 1996, the liability is recorded at the present value of the future recourse obligation, discounted at a risk-free rate of return as of the date of the sale. There were no loan sales with recourse between December 31, 1996 and June 30, 1998.


 LOAN SERVICING AND MORTGAGE SERVICING RIGHTS

  The Company services mortgage loans for investors. Fees earned for servicing loans owned by investors are reported as income when the related mortgage loan payments are due. Accrued servicing fees relating to loans past due more than 90 days are reversed. Loan servicing costs are charged to expense as incurred. Loans serviced for others are not included with loans receivable or any other asset in the accompanying Consolidated Statements of Financial Condition.

  The Company from time-to-time enters into transactions to acquire the rights to service pools of loans for others and collect the servicing and related fees. The amount paid by the Company for these rights is capitalized as MSA. The Company also sells loans and retains the right to service the loans for the investors. As discussed in "Gains and Losses from Sale of Loans," preceding, the Company also records MSA arising from sales of loans.

  MSA is amortized in proportion to, and over the period that the servicing rights generate net servicing fee income. SFAS 125 also requires that MSA be evaluated for impairment based on the asset's fair value. The Company estimates fair values by discounting servicing asset cash flows using discount and prepayment rates that it believes market participants would use. For purposes of measuring impairment, MSA is stratified by the Company based upon whether the loans are fixed-rate or adjustable-rate, and whether the loans are government-insured.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


 ACCOUNTING FOR REAL ESTATE

  Real estate acquired in settlement of loans ("REO") is recorded at the lower of fair value, generally as determined by recent appraisals, reduced by estimated selling costs, or the recorded investment in the loan at the time of foreclosure. Thereafter, the property is carried at the lower of acquisition cost or fair value reduced by estimated selling costs, as reflected by subsequent appraisals or sales agreements. Specific valuation allowances on REO are recorded through a charge to operations for estimated costs to sell and if there is a further deterioration in fair value. The Company also provides a general allowance for inherent losses on REO recorded through a charge to operations.

  Real estate held for sale or investment ("REI") is carried at the lower of cost or fair value less estimated costs to sell.

  Changes in estimated selling and disposal costs, and declines in fair values are provided through a valuation allowance. Net gains or losses on disposal of REO and REI are charged to operations as incurred.

  Gains on real estate sales financed by the Company are recognized only when the transactions meet the down-payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Losses are recognized when identified.


 PREMISES AND EQUIPMENT AND DEPRECIATION

  Depreciation and amortization of premises is included in "Occupancy expense, net" and depreciation and amortization of equipment is included in "Other general and administrative expenses" in the Consolidated Statements of Operations. Depreciation and amortization of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the life of the asset or the remaining term of the related lease. Maintenance and repairs on premises and equipment are charged to expense as incurred. Material improvements are capitalized.


 GOODWILL AND OTHER INTANGIBLE ASSETS

  Assets acquired and liabilities assumed in acquisitions accounted for under the purchase method of accounting were recorded at their fair value as of the date of the acquisition. The excess cost over fair value of the net assets acquired was classified as goodwill and is being amortized over periods ranging from 10 to 40 years on a straight-line basis. The purchase accounting discount or premium resulting from each acquisition is accreted or amortized into interest income using the interest method over the loans' remaining contractual lives, adjusted for actual principal prepayments. At June 30, 1998, goodwill totaled $149.8 million and had a weighted average remaining life of 15.2 years.

  In fiscal 1997, the Company acquired OneCentral Bank ("OneCentral") with total assets of $74.3 million for $11.1 million in cash, which includes out-of-pocket expenses, and TransWorld Bancorp ("TransWorld") with total assets of $372.4 million for $64.4 million in cash, including out-of-pocket expenses. The Company recorded goodwill of $5.8 million and $40.0 million, respectively, in the OneCentral and TransWorld transactions, which is being amortized over 15 years using the straight-line method. The goodwill relating to these acquisitions had a remaining balance of $42.0 million at June 30, 1998.

  In fiscal 1998, the Company acquired CENFED. The terms of the transaction provided for a tax-free exchange of 1.2 shares of Golden State common stock for each outstanding share of CENFED's common stock. Pursuant to the terms of the transaction, Golden State issued 7,390,557 shares of its common stock for a total purchase price of $211.1 million, or $28.563 per share. The Company recorded goodwill of $90.5 million, which is being amortized over 15 years using the straight-line method. The goodwill relating to this acquisition had a remaining balance of $89.5 million at June 30, 1998.

  As discussed in Note 24: "Subsequent Events," on July 11, 1998, the Company completed its acquisition of RedFed Bancorp, parent company of Redlands Federal Bank. Pursuant to this acquisition, the Company recorded goodwill of $62.8 million.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  In fiscal 1995, the Company acquired $194 million in deposits of Independence One Bank of California, Federal Savings Bank ("Independence One") and $812 million in deposits of Union Federal Bank ("Union Federal"). The Company paid a purchase premium of $4.4 million for the Independence One deposits and a purchase premium of $6.9 million for the Union Federal deposits. The Company accepted as part of the consideration for assuming Union Federal's deposit liabilities certain of Union Federal's assets at their existing gross book values. These purchase premiums, together with an adjustment to record the assets acquired from Union Federal at fair value, totaled $42.9 million, and are reflected under the caption "Goodwill and other intangible assets" in the Consolidated Statements of Financial Condition. These intangible assets are being amortized over 10 years using the straight-line method. At June 30, 1998, these intangible assets totaled $30.6 million with a remaining life of seven years.

  Periodically, the Company evaluates the recoverability of its deposit purchase premium assets based upon the rate of attrition of deposit relationships acquired. Goodwill is evaluated for impairment on the basis of the estimated undiscounted cash flows of the acquired franchise.


 DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has in the past used various strategies to minimize interest rate risk, including interest rate futures contracts and interest rate exchange agreements ("swaps"). The Company's accounting policy relating to interest rate futures contracts is to amortize deferred gains and losses on futures contracts into interest income or expense over the expected remaining life of the hedged asset or liability. The conditions for obtaining and maintaining hedge accounting treatment require identification of the asset or liability to be hedged and linking the swap to the asset or liability being hedged. The notional amounts of outstanding interest rate swaps are off-balance sheet items and therefore are not reflected in the Consolidated Statements of Financial Condition. Any gains or losses from selling the swaps simultaneously with the underlying assets or liabilities are currently recognized. Any gains or losses from selling only the swap, without the assets or liabilities, are deferred and amortized over the life of the assets or liabilities. Net interest income (expense) resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis and is included with the interest income or expense of the related asset or liability in the Consolidated Statements of Operations. The Company does not hold any derivative financial instruments for trading purposes. As of June 30, 1998 and 1997, there were no interest rate swaps outstanding.

  As detailed under "Current Accounting Pronouncements" following, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June of 1998. As discussed under "Current Accounting Pronouncements," SFAS 133 will require adjustments to the Company's accounting policy during the quarter ending September 30, 1999. As the Company presently does not use derivative financial instruments in its hedging practices, changes to the Company's accounting policies would have no effect on the company's statements of financial position or results of operations at June 30, 1998 for the year then-ended.


 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements") only with selected primary dealers. These reverse repurchase agreements are treated as financings: the dollar amount of securities underlying the agreements remains in the asset accounts, and the obligations to repurchase securities sold are reflected as liabilities in the Consolidated Statements of Financial Condition.


 INCOME TAXES

  The Company and its subsidiaries file a consolidated Federal income tax return.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


 NET INCOME PER SHARE

  Net income per share of common stock is based on the weighted-average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the year.


 CURRENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Financial Information About Capital Structure" ("SFAS 129"). SFAS 128 simplifies the standards found in Accounting Principles Board Opinion No. 15 ("APB 15") for computing earnings per share ("EPS"), and makes them comparable to international standards.

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

  SFAS 128 retains the treasury stock method and the "if converted" method from APB 15 for convertible securities in the computation of diluted EPS. Both methods assume the conversion of a security at the beginning of the earliest period reported or at the date of issue, if later. However, under SFAS 128, the number of common shares assumed repurchased on the exercise of warrants or options is no longer capped at 20% of the already outstanding common stock. In a departure from APB 15, SFAS 128 requires the use of the average market price of the common stock during the period when calculating diluted EPS, rather than the higher of the average or closing price for the period.

  SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The Company adopted SFAS 128 effective December 31, 1997 and accordingly restated prior period EPS data.

  SFAS 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. SFAS 129 makes no changes to previous accounting pronouncements that applied to the Company; accordingly, adoption of SFAS 129 has no impact on the Company's results of operations and financial condition.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

  SFAS 130 is effective for the Company's fiscal year beginning July 1, 1998. SFAS 130 requires the presentation of information already contained in the Company's financial statements and therefore is not expected to have an impact on the Company's financial position or results of operation.

  In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders.

  SFAS 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

  SFAS 131 is effective for the Company's financial statements for fiscal years beginning after December 15, 1997. Management is in the process of evaluating the effect, if any, adoption of SFAS 131 will have on the financial statements.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employees' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 changes disclosure requirements, but does not change measurement standards, of pension and other postretirement benefit plans. SFAS 132 standardizes the disclosure requirements for retirement and other postretirement benefit plans that are subject to previous accounting standards, and requires disclosure of additional information regarding such plans that will facilitate financial analysis. SFAS 132 is effective for the Bank's fiscal year ending June 30, 1999. SFAS 132 requires changes in disclosures only, and therefore is not expected to have an effect on the Company's financial position or results of operations.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 replaces, amends and nullifies previous statements of financial accounting standards and Emerging Issues Task Force consensuses to provide a comprehensive framework for accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition. Gain or loss recognition is determined based on the intended use and resulting designation of the derivative instrument:

 . Gains or losses on derivative instruments not designated as hedging instruments are recognized in the period of change in fair value.

 . Gains or losses on derivative instruments designated as hedging the exposure to changes in the fair value of a recognized asset, liability or firm commitment are recognized in earnings in the period of the fair value change, together with the offsetting fair value loss or gain on the hedged item.

 . Gains or losses on derivative instruments designated as hedging exposure to variable cash flows arising from a forecasted transaction are initially reported, to the extent the fair value change is offset by the change in the forecasted cash flows, as a component of other comprehensive income. The portion of the change in fair value in excess of the offsetting change in forecasted cash flows is reported in earnings in the period of the change.

 . Gains or losses on derivative instruments designated as foreign currency hedges of net investments in foreign operations are reported in other comprehensive income as part of the foreign currency translation adjustment.

  SFAS 133 precludes the use of nonderivative financial instruments as hedging instruments, except that nonderivative financial instruments denominated in a foreign currency may be designated as a hedge of the foreign currency exposure of an unrecognized firm commitment denominated in a foreign currency or a net investment in a foreign operation.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  SFAS 133 is effective for the Company's quarter ending September 30, 1999. During that quarter, all existing derivative instruments identified as hedging instruments must be re-evaluated and designated and documented in compliance with SFAS 133. At June 30, 1998, the Company had no derivative financial instruments. Therefore, as of June 30, 1998, SFAS 133 would have no impact on the Company's statement of financial condition or results of operations. However, should the Company enter into derivative instrument transactions during its fiscal year ended June 30, 1999, there will be an indeterminate effect on the Company's financial condition and results of operations for the fiscal quarter ending September 30, 1999.


NOTE 2: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  For the purpose of the statement of cash flows, cash and cash equivalents include "Cash and amounts due from banks" and "Federal funds sold and assets purchased under resale agreements".

  Supplemental disclosure of cash flow information is as follows (in thousands):

                                                                                             YEARS ENDED JUNE 30
                                                                                ---------------------------------------------
                                                                                    1998           1997             1996
                                                                                ------------   -------------   --------------
Cash paid for:
  Interest...................................................................       $714,696        $707,087       $  738,407
  Income taxes...............................................................         64,024          24,672           12,623
Non-cash investing and financing activities:
  Principal reductions to loans due to foreclosure...........................         96,448         156,820          186,157
  Loans exchanged for mortgage-backed securities.............................        171,737          42,222          145,826
  Loans made to facilitate the sale of real estate held for
     investment and real estate acquired in settlement of loans..............         35,576          60,118           85,157
  Exchange of preferred stock for common stock...............................              5           1,202            2,226
  Issuance of common stock in exchange for preferred stock...................             11           3,104            5,902
  Issuance of common stock in the acquisition of CENFED
     Financial Corporation...................................................        211,096              --               --
  Transfer of mortgage-backed and other debt and equity
     securities to available for sale........................................             --           7,935        2,818,831
  Transfers of loans from held for investment to held for sale:
     Liquidation of troubled credits.........................................         36,598          28,846           24,344
     Sale of loans serviced by others........................................         45,824              --               --
     Loans originated for investment, subsequently identified
       to sale portfolio.....................................................             --           1,596               --
  Transfers of loans from held for sale to held for investment:
     Loans originated for sale, subsequently identified to
       investment portfolio..................................................          5,677              --            1,275
     Troubled credits previously transferred to held for sale,
       but deemed non-salable................................................             --           3,768            3,064
     Other...................................................................             --              --               73
  Fair value of CENFED Financial Corporation net assets acquired.............        123,805              --               --
  Fair value of TransWorld net assets acquired...............................             --          24,377               --
  Fair value of OneCentral net assets acquired...............................             --           5,306               --

  The transfers from held for investment loans were primarily of troubled loans which the Company sold to remove the credit and/or collateral risk arising from the credit. The transfer in fiscal 1996 of troubled credits back to held for investment represents a single loan that was deemed unsalable in fiscal 1996.

  During fiscal 1998, 1997 and 1996, the Company received income tax refunds of $314,000, $8,383,000 and $6,630,000, respectively.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


NOTE 3: EARNINGS PER SHARE INFORMATION

  The Company adopted SFAS 128, "Earnings Per Share" effective December 31,
1997 and accordingly restated prior period EPS data. See Note 1: "Basis of Presentation and Summary of Significant Accounting and Reporting Policies - Current Accounting Pronouncements" for a discussion of SFAS 128. Information used to calculate basic EPS and diluted EPS is as follows (dollars in thousands, except per share data):


                                                                     YEARS ENDED JUNE 30
                                    -----------------------------------------------------------------------------------------------
                                                    1998                            1997                           1996
                                    ----------------------------------  ----------------------------  ------------------------------
                                                           PER-SHARE                       PER-SHARE                     PER-SHARE
                                        EARNINGS   SHARES   AMOUNTS     EARNINGS   SHARES   AMOUNTS    EARNINGS  SHARES   AMOUNTS
                                       ----------  ------  ---------    ---------  ------  ---------   --------  ------  ---------
BASIC EPS
     Net earnings (a)                   $128,749                          $ 50,423                     $ 42,052
     Dividends on preferred stock        (10,108)                          (10,841)                     (16,156)
     Premium on conversion of
        preferred stock                       --                            (4,173)                      (9,443)
                                        --------                          --------                     --------
     Earnings applicable to common
        shareholders (a)                 118,641    52,354      $2.27       35,409   49,095   $0.72      16,453    42,185   $0.39
                                                                =====                         =====                         =====

DILUTED EPS
  Effect of Dilutive Securities:
     Options and warrants                     --     8,807                      --    6,074                  --     3,810
     Convertible preferred stock          10,108    11,109                      --       --                  --        --
                                        --------    ------                --------   ------            --------    ------

     Earnings applicable to common
        shareholders plus assumed
        conversions                     $128,749    72,270      $1.78     $ 35,409   55,169   $0.64    $ 16,453    45,995   $0.36
                                        ========    ======      =====     ========   ======   =====    ========    ======   =====

-----------------------------------
  Supplemental Diluted EPS
    Computation (b):
     Earnings as per diluted
        computation above               $128,749    72,270                $ 35,409   55,169            $ 16,453    45,995
     Dividends on preferred stock             --        --                  10,841   12,098              16,156    18,482
     Interest on convertible
        subordinated debentures,
        net of tax effect                     99        15                     468       15                 576        15
                                        --------    ------                --------   ------            --------    ------
                                        $128,848    72,285      $1.78     $ 46,718   67,282   $0.69    $ 33,185    64,492   $0.51
                                        ========    ======      =====     ========   ======   =====    ========    ======   =====

 (a) These figures agree with the related amounts in the Consolidated Statements of Operations.
 (b) This calculation, which includes securities that could potentially dilute basic EPS in the future and is anti-dilutive for the periods presented, is submitted in accordance with Regulation S-K Item 601(b)(11) and paragraph 40(c) of SFAS No. 128.


  The weighted average number of common shares outstanding for fiscal 1998 excludes common shares in treasury. The weighted average numbers of common shares outstanding for fiscal 1998, 1997 and 1996 exclude 200,686 shares held by a subsidiary of the Company. Such shares are eliminated in consolidation.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  During fiscal 1997 and 1996, the Company entered into separately negotiated agreements with certain holders of its then Series E (now Series A) preferred stock providing, in the aggregate, for exchanges of 1,201,900 shares and 2,226,118 shares, respectively, of the preferred stock for 3,103,872 shares and 5,901,771 shares, respectively, of the Company's common stock. The exchanges were made at premiums above the stated conversion rate of 2.404 shares of the Company's common stock for each share of the preferred stock. In accordance with applicable accounting guidance for calculating earnings per share, the excess of the fair value of the Company's common stock transferred by the Company to the holders of the preferred stock over the fair value of the Company's common stock issuable pursuant to the original conversion terms has been subtracted from net earnings to arrive at the earnings applicable to common shareholders in the calculation of earnings per share. The premium adjustment totaled $4.2 million and $9.4 million in fiscal 1997 and 1996, respectively, and reduced the Company's diluted earnings per share results by $0.07 per share and $0.19 per share, respectively.

   On April 23, 1998, the Company's Board of Directors declared a distribution of its Litigation Tracking Warrants(TM) ("LTW(TM)s") as of May 29, 1998, to holders of the common stock of Golden State of record on May 7, 1998, on the basis of one LTW(TM) for each share held as of the close of business on that date. The LTW(TM)s represent the right to receive, upon exercise of the LTW(TM)s, Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal's pending goodwill lawsuit against the U.S. Government. The LTW(TM)s would be exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTW(TM)s would expire 60 days after such notification is given. At June 30, 1998, 60.2 million LTW(TM)s were issued and outstanding. The distribution of the LTW(TM)s will not affect Golden State's diluted shares outstanding prior to the time they become exercisable because the amount of the proceeds from the Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable. See Note 19: "Stockholders' Equity," for additional information.

  On July 11, 1998, Golden State acquired RedFed in a tax-free, stock-for-stock merger. Pursuant to the terms of the transaction, Golden State issued 5,221,995 shares of its common stock, resulting in a total recorded purchase price of $158.3 million. In connection with its acquisition of RedFed, Golden State undertook a stock repurchase program, pursuant to which Golden State purchased 5,222,200 shares of its common stock in the open market. At June 30, 1998, the Company had 4,688,400 shares of its common stock in treasury that had been repurchased under this program at an aggregate cost of $158.1 million.

  Golden State had 55,485,151 shares of common stock outstanding, net of 4,688,400 shares in treasury, at June 30, 1998. Had the Company completed the acquisition of RedFed on June 30, 1998, Golden State would have had 60,173,346 shares of common stock outstanding at June 30, 1998.


NOTE 4: ACQUISITIONS

  On April 21, 1998, Golden State acquired CENFED. Pursuant to the terms of the transaction, Golden State issued 7,390,557 shares of its common stock for a total purchase price of $211.1 million. Under the purchase method of accounting, the goodwill of $90.5 million recorded in this transaction will be amortized over 15 years using the straight-line method. At April 21, 1998, CENFED operated 18 branches and had $1.9 billion in assets, including $1.4 billion of loans receivable, net, and $354 million of mortgage-backed securities, net. CENFED's liabilities included $1.4 billion of deposits and $403 million of borrowings. These amounts are unaudited. The merger of CenFed Bank with Glendale Federal Bank was completed on May 8, 1998.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table summarizes the composition of loans acquired in the CENFED merger at April 21, 1998 (in thousands):

                                                                                         PERCENT OF
                                                                         AMOUNT             TOTAL
                                                                         ------             -----
   Real estate.................................................         $1,404,306           99.2%
                                                                        ----------           -----

   Consumer:
     Term loans................................................              2,477            0.2
     Lines of credit...........................................                511             --
                                                                        ----------          -----
                                                                             2,988            0.2
                                                                        ----------          -----
    Commercial:
     SBA loans.................................................              8,530            0.6
     Lines of credit...........................................                 34             --
                                                                        ----------          -----
                                                                             8,564            0.6
                                                                        ----------          -----
                                                                        $1,415,858          100.0%
                                                                        ==========          =====

  The following table summarizes the composition of deposits acquired in the CENFED merger at April 21, 1998 (in thousands):

                                                                                            PERCENT OF
                                                                             AMOUNT           TOTAL
                                                                             ------           -----
  Checking.......................................................        $  110,832             7.9%
  Savings........................................................            55,847             4.0
  Money Market...................................................           170,402            12.2
                                                                         ----------           -----
        Total daily access.......................................           337,081            24.1
                                                                         ----------           -----
  Short-term certificates (1 year or less).......................           458,496            32.7
  Long-term certificates (over 1 year)...........................           513,066            36.6
  Jumbo and brokered certificates................................            92,410             6.6
                                                                         ----------           -----
        Total certificates.......................................         1,063,972            75.9
                                                                         ----------           -----
                                                                         $1,401,053           100.0%
                                                                         ==========           =====

  The following unaudited pro forma financial information presents the combined results of operations of Golden State and CENFED, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, and related income tax effects, and assuming the acquisition occurred at the beginning of the periods presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Golden State and CENFED constituted a single entity during such periods.

                                                                                YEARS ENDED JUNE 30,
                                                                       -----------------------------------
                                                                             1998                 1997
                                                                             ----                 ----
                                                                      (in thousands, except per share data)
                                                                       -----------------------------------
                                                                                     (unaudited)

  Pro forma net interest income..................................            $483,195              $436,539

  Pro forma net earnings.........................................            $136,213              $ 59,087

Pro forma earnings per share:
       Basic.....................................................            $   2.16              $   0.78
       Diluted...................................................            $   1.74              $   0.70

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  On May 16, 1997, the Company completed its acquisition of TransWorld Bancorp ("TransWorld") and its principal subsidiary TransWorld Bank, which added nine bank offices to the Company's retail network. At that date, TransWorld had $372.4 million in assets, including $163.2 million of U.S. Government and federal agency debt securities and $135.8 million in gross real estate, commercial and consumer loans, and $336.3 million in deposits. The Company paid $64.4 million which includes out-of-pocket expenses, for the transaction and, under the purchase method of accounting, recognized goodwill of $40.0 million after recording the net assets acquired from TransWorld at fair value.

  On January 31, 1997, the Company completed its acquisition of OneCentral Bank ("OneCentral"). At that date, OneCentral had $74.3 million in assets, including $38.0 million in gross real estate, commercial and consumer loans, and $68.8 million in deposits. The Company paid $11.1 million which includes out-of-pocket expenses, for the transaction and, under the purchase method of accounting, recognized goodwill of $5.8 million after recording the net assets acquired from OneCentral at fair value.

  The following table summarizes, as of the respective acquisition dates, the composition of loans purchased from TransWorld and OneCentral (in thousands):

                                                                                                                     PERCENT OF
                                                                    TRANSWORLD     ONECENTRAL       TOTAL              TOTAL
                                                                    ----------     ----------       -----              -----
   Real estate...................................................      $ 62,028        $16,741      $ 78,769             45%
                                                                       --------        -------      --------            ---
   Consumer:
     Term loans..................................................         6,727             --         6,727              4
     Lines of credit.............................................         6,155          3,699         9,854              6
                                                                       --------        -------      --------            ---
                                                                         12,882          3,699        16,581             10
                                                                       --------        -------      --------            ---
  Commercial:
     Term loans..................................................        52,780         16,356        69,136             40
     SBA loans...................................................         7,894             --         7,894              5
     Lines of credit.............................................           182          1,196         1,378              -
                                                                       --------        -------      --------            ---
                                                                         60,856         17,552        78,408             45
                                                                       --------        -------      --------            ---
                                                                       $135,766        $37,992      $173,758            100%
                                                                       ========        =======      ========            ===

  The following table summarizes, as of the respective acquisition dates, the composition of deposits purchased from TransWorld and OneCentral (in thousands):

                                                                                                                    PERCENT OF
                                                                      TRANSWORLD    ONECENTRAL      TOTAL             TOTAL
                                                                      ----------    ----------      -----             -----
  Checking.........................................................      $139,428       $33,969     $173,397            43%
  Savings..........................................................        11,919         1,697       13,616             3
  Money Market.....................................................       108,127        26,964      135,091            33
                                                                         --------       -------     --------           ---
        Total daily access.........................................       259,474        62,630      322,104            79
                                                                         --------       -------     --------           ---
  Short-term certificates (1 year or less).........................        52,830         3,356       56,186            14
  Long-term certificates (over 1 year).............................         7,631         2,823       10,454             3
  Jumbo and brokered certificates..................................        16,413            --       16,413             4
                                                                         --------       -------     --------           ---
        Total certificates.........................................        76,874         6,179       83,053            21
                                                                         --------       -------     --------           ---
                                                                         $336,348       $68,809     $405,157           100%
                                                                         ========       =======     ========           ===

NOTE 5: FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENTS

  Federal funds sold and assets purchased under resale agreements at the dates indicated are summarized below at cost, which approximates market (in thousands):

                                                                            JUNE 30
                                                                    ----------------------
                                                                       1998          1997
                                                                    ----------------------
      Federal funds sold......................................      $ 27,000      $     --
      Securities purchased under resale agreements............       145,000       482,000
      Whole loans purchased under resale agreements...........            --       150,000
                                                                    --------      --------
                                                                    $172,000      $632,000
                                                                    ========      ========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  The following table provides further information with respect to assets purchased under resale agreements at June 30, 1998 (in thousands):

                                                                    JUNE 30,
                                                                     1998
                                                                   ---------
      Balance at year end.....................................      $145,000
      Average amount outstanding during the year..............       554,140
      Maximum amount outstanding at any month-end.............       725,000

  No amounts outstanding with individual brokers at June 30, 1998 exceeded ten percent of stockholders' equity.

  The weighted average interest rate on federal funds sold and assets purchased under resale agreements was 6.36% and 6.49% at June 30, 1998 and 1997, respectively. Interest receivable on these securities was approximately $31,000 and $115,000 at June 30, 1998 and 1997, respectively, and is included in "Interest receivable" in the accompanying Consolidated Statements of Financial Condition.

  Assets purchased under resale agreements were collateralized by certain mortgage-backed securities and whole loans at June 30, 1998 and 1997. At June 30, 1998 and 1997, the Company held only assets purchased under agreements to resell identical assets. The assets underlying the agreements are held by a third party trustee for the Company until the maturities of the agreements.


NOTE 6: OTHER DEBT AND EQUITY SECURITIES

  The following tables summarize the Company's other debt and equity securities available for sale with related remaining maturity data as of the dates indicated (in thousands):

                                                                                               JUNE 30, 1998
                                                                       -------------------------------------------------------
                                                                                           GROSS        GROSS
                                                                           AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                                             COST          GAINS        LOSSES        VALUE
                                                                             ----          -----        ------        -----

Available for sale:
  U.S. Government and Federal Agency obligations:
     Maturing within 1 year............................................    $ 12,398        $    6   $       --      $ 12,404
     Maturing in 1-5 years.............................................      24,879           161           --        25,040
     Maturing in 5-10 years............................................       1,948            79           --         2,027
  Obligations of municipalities:
    Maturing after 10 years............................................      82,372         1,391           --        83,763
  Equity securities....................................................       2,410           505           --         2,915
                                                                           --------        ------   ----------      --------
        Total..........................................................    $124,007        $2,142   $       --      $126,149
                                                                           ========        ======   ==========      ========


                                                                                              JUNE 30, 1997
                                                                       --------------------------------------------------------
                                                                                           GROSS         GROSS
                                                                           AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                                             COST          GAINS        LOSSES        VALUE
                                                                             ----          -----        ------        -----

Available for sale:
  U.S. Government and Federal Agency obligations:
     Maturing within 1 year............................................     $14,807          $  6         $ --        $14,813
     Maturing in 1-5 years.............................................       4,976             3           (5)         4,974
     Maturing in 5-10 years............................................       5,924            --          (21)         5,903
  Equity securities....................................................       1,758           346           --          2,104
                                                                            -------          ----         ----        -------
        Total..........................................................     $27,465          $355         $(26)       $27,794
                                                                            =======          ====         ====        =======

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  Fair values at June 30, 1998 and 1997 were based upon quotations for similar or identical securities.

  The weighted average interest rate on other debt and equity securities was 4.21% and 5.32% at June 30, 1998 and 1997, respectively. Interest receivable on these securities was approximately $1,235,000 and $259,000 at June 30, 1998 and 1997, respectively, and is included in "Interest receivable" in the accompanying Consolidated Statements of Financial Condition.

  During fiscal 1998, the Company sold $2.0 million of other debt securities available for sale. No gain or loss was recorded on the sale.

  During fiscal 1997, the Company sold $156,357,000 in securities from the TransWorld and OneCentral acquisitions at a gross realized loss of $2,000. These securities were all classified as available for sale at the dates of the acquisitions. There were no sales of other debt and equity securities during fiscal 1996.

  Other debt securities include net discounts amounting to approximately $14,700,000 and $91,000 at June 30, 1998 and 1997, respectively.

  Approximately $19,883,000 of other debt securities were pledged as collateral for borrowings at June 30, 1998. No other debt securities were pledged as collateral for securities sold under agreements to repurchase or other borrowings at June 30, 1997.


NOTE 7: MORTGAGE-BACKED SECURITIES

  The following tables summarize the Company's mortgage-backed securities held to maturity and available for sale as of the dates indicated (in thousands):

                                                                                           JUNE 30, 1998
                                                                  ------------------------------------------------------------
                                                                                        GROSS         GROSS
                                                                       AMORTIZED     UNREALIZED     UNREALIZED
                                                                         COST           GAINS         LOSSES       FAIR VALUE
                                                                         ----           -----         ------       ----------

Held to maturity:
  FNMA............................................................      $  336,493       $ 9,371      $   (229)     $  345,635
  FHLMC...........................................................         220,233         4,415          (195)        224,453
  GNMA............................................................         183,270         1,177          (694)        183,753
  Pass-through securities.........................................         157,338            16        (4,449)        152,905
  Other...........................................................          17,259            --        (2,450)         14,809
                                                                        ----------       -------      --------      ----------
                                                                        $  914,593       $14,979      $ (8,017)     $  921,555
                                                                        ==========       =======      ========      ==========

Available for sale:
  Pass-through securities.........................................      $  518,050       $   543      $ (9,254)     $  509,339
  GNMA............................................................         490,263         2,780          (685)        492,358
  FHLMC...........................................................         243,938         1,526          (541)        244,923
  FNMA............................................................         164,195           416           (38)        164,573
  Collateralized mortgage obligations.............................          48,722           499            --          49,221
  Other...........................................................             516            29          (189)            356
                                                                        ----------       -------      --------      ----------
                                                                        $1,465,684       $ 5,793      $(10,707)     $1,460,770
                                                                        ==========       =======      ========      ==========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

                                                                                           JUNE 30, 1997
                                                                  ------------------------------------------------------------
                                                                                        GROSS         GROSS
                                                                       AMORTIZED     UNREALIZED     UNREALIZED
                                                                         COST           GAINS         LOSSES       FAIR VALUE
                                                                         ----           -----         ------       ----------

Held to maturity:
  FNMA............................................................    $  423,111       $10,462      $   (898)     $  432,675
  FHLMC...........................................................       264,946         1,631          (413)        266,164
  GNMA............................................................       238,862           931        (1,774)        238,019
  Pass-through securities.........................................       214,188         2,338        (5,080)        211,446
  Other...........................................................        21,718            --        (3,081)         18,637
                                                                      ----------       -------      --------      ----------
                                                                      $1,162,825       $15,362      $(11,246)     $1,166,941
                                                                      ==========       =======      ========      ==========

Available for sale:
  Pass-through securities.........................................    $  512,983       $   606      $ (8,202)     $  505,387
  GNMA............................................................       521,586         5,500            --         527,086
  FHLMC...........................................................        44,837           130           (58)         44,909
  FNMA............................................................        14,066            41           (39)         14,068
  Collateralized mortgage obligations.............................        24,823             6           (62)         24,767
  Other...........................................................           634            88          (230)            492
  Residual collateralized mortgage obligations....................           100            --          (100)             --
                                                                      ----------       -------      --------      ----------
                                                                      $1,119,029       $ 6,371      $ (8,691)     $1,116,709
                                                                      ==========       =======      ========      ==========


  The Company recorded unrealized losses of $2.8 million and $1.3 million in its stockholders' equity accounts at June 30, 1998 and 1997, respectively, net of tax, on the mortgage-backed securities available for sale portfolio.

  The carrying values of mortgage-backed securities as of June 30, 1998 and 1997 were net of unamortized premiums of approximately $19,348,000 and $35,558,000, respectively, and deferred loan origination fees, net of deferred loan origination costs, on loans securitized by the Company of approximately $2,139,000 and $2,636,000 at June 30, 1998 and 1997, respectively.

  The weighted average interest rates of mortgage-backed securities were 6.37% and 6.78% at June 30, 1998 and 1997, respectively. Interest receivable related to mortgage-backed securities outstanding at June 30, 1998 and 1997 totaled $15,825,000 and $15,276,000, respectively. The Company uses mortgage-backed securities as collateral for various borrowings. At June 30, 1998 and 1997, approximately $666,159,000 and $786,976,000, respectively, of mortgage-backed securities were pledged as collateral for various borrowings.

  During fiscal 1996, the Company sold $1.7 billion of its fixed-rate collateralized mortgage obligations ("CMOs") and recorded a pre-tax loss of $28.2 million on the sale. The Company's decision to sell most of its CMO portfolio was part of a strategic realignment of the Company's mortgage-backed securities portfolio in which $2.8 billion of mortgage-backed securities were reclassified from "held to maturity" to "available for sale" during the quarter ended December 31, 1995, in compliance with implementation guidance for SFAS
115. The reclassification included the Company's $1.8 billion fixed-rate CMO portfolio and $1.0 billion of its adjustable-rate pass-through securities portfolio. The Company has no immediate plans to sell the remaining CMOs or the pass-through securities.

  The following table presents proceeds from the sale of mortgage-backed securities and gross realized gains and losses for the periods indicated (in thousands):

                                                                                             YEARS ENDED JUNE 30
                                                                             ------------------------------------------------
                                                                                     1998            1997            1996
                                                                                     ----            ----            ----
   Proceeds from sales.......................................................      $297,029         $41,602      $1,816,876
                                                                                   ========         =======      ==========
   Gross realized gains......................................................      $  8,088         $   638      $    7,821
   Gross realized losses.....................................................        (3,526)         (2,442)        (42,043)
                                                                                   --------         -------      ----------
   Net gain (loss)...........................................................      $  4,562         $(1,804)     $  (34,222)
                                                                                   ========         =======      ==========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The net gain (loss) on sale of mortgage-backed securities includes the following components for the periods indicated (in thousands):

                                                                                             YEARS ENDED JUNE 30
                                                                             ------------------------------------------------
                                                                                     1998            1997            1996
                                                                                     ----            ----            ----
      Cash gain (loss).......................................................      $  481         $  (620)       $(29,095)
      Deferred fees recognized on sale.......................................       1,491             469           1,402
      Recourse provision and fees............................................       3,523          (1,499)         (6,568)
      Pair-offs gain (loss)..................................................        (853)           (119)            315
      Sale expenses..........................................................         (80)            (35)           (276)
                                                                                   ------         -------        --------
                                                                                   $4,562         $(1,804)       $(34,222)
                                                                                   ======         =======        ========

  See Note 8: "Loans Receivable," for a discussion of loans sold with recourse.

NOTE 8: LOANS RECEIVABLE

 COMPOSITION

  Loans receivable held for investment at the dates indicated are summarized as follows (in thousands):

                                                                                                   JUNE 30
                                                                                       ------------------------------
                                                                                            1998            1997
                                                                                       --------------  --------------
Residential loans:
  Existing structures:
     1-4 units.....................................................................      $10,270,699      $ 8,766,536
     5-36 units....................................................................        1,504,288        1,472,654
     37 or more units..............................................................          313,575          345,052
  Construction:
     1-4 units.....................................................................               --            7,726
     5-36 units....................................................................              570            4,895
Non-residential loans:
     Existing structures...........................................................        1,333,879        1,196,703
     Construction..................................................................               --              531
Land loans.........................................................................           22,754            9,779
Home equity and improvement loans..................................................           56,335           28,563
                                                                                         -----------      -----------
        Total real estate loans....................................................       13,502,100       11,832,439
                                                                                         -----------      -----------
Commercial loans...................................................................          289,459          160,061
Consumer loans:
  Equity...........................................................................           69,594           45,709
  Unsecured........................................................................           50,502           39,712
  Deposit account..................................................................           16,737           15,702
  Auto and recreational vehicle....................................................            8,699           13,838
  Mobile home......................................................................            4,518            5,724
                                                                                         -----------      -----------
        Total consumer loans.......................................................          150,050          120,685
                                                                                         -----------      -----------
        Total gross loans receivable...............................................       13,941,609       12,113,185
Less:
  Unearned discounts (net of premiums).............................................           21,861           38,824
  Undisbursed loan funds...........................................................              216            1,807
  Deferred loan origination fees...................................................           20,377           22,705
  Allowance for loan losses........................................................          156,482          163,759
                                                                                         -----------      -----------
        Loans receivable, net......................................................      $13,742,673      $11,886,090
                                                                                         ===========      ===========

  The Company had residential real estate loans and SBA loans held for sale totaling $28.6 million and $3.3 million, respectively, as of June 30, 1998, compared with $19.0 million of residential real estate loans and no SBA loans as of June 30, 1997.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  The weighted average interest rate of loans receivable (including those classified as held for sale), giving effect to accretion of discounts and deferred loan fees, was 7.75% and 7.73% at June 30, 1998 and 1997, respectively. These rates were reduced by the effect of non-accrual loans, which resulted in a decrease of the weighted average interest rate on loans of six and nine basis points at June 30, 1998 and 1997, respectively. Interest receivable on loans receivable (including interest on loans classified as held for sale) was approximately $92,125,000 and $82,680,000 at June 30, 1998 and 1997,
respectively, and is included in "Interest receivable" in the accompanying Consolidated Statements of Financial Condition.

  The carrying value of loans pledged to secure certain deposits and borrowings was $6.4 billion and $5.4 billion at June 30, 1998 and 1997, respectively.


 CREDIT RISK AND CONCENTRATION

  A summary of activity in the allowance for loan losses during fiscal 1998, 1997 and 1996 is as follows (dollars in thousands):

                                                        REAL ESTATE       CONSUMER       COMMERCIAL
                                                          LOANS            LOANS          LOANS          TOTAL
                                                        --------------------------------------------------------
   Balance--June 30, 1995........................        $200,874         $ 4,092        $ 4,176        $209,142
   Provision for loan losses.....................          43,517             926         (4,093)         40,350
   Charge-offs...................................         (69,205)         (2,842)          (974)        (73,021)
   Recoveries....................................           3,597           1,098          5,590          10,285
                                                         --------         -------        -------        --------
   Balance--June 30, 1996........................         178,783           3,274          4,699         186,756
   Provision for loan losses.....................          23,008           6,707         (4,511)         25,204
   Charge-offs...................................         (55,385)         (3,043)           (68)        (58,496)
   Recoveries....................................           1,582           1,062          3,575           6,219
   Acquisition of OneCentral Bank................              --              --          1,030           1,030
   Acquisition of TransWorld Bank................             219              --          2,827           3,046
                                                         --------         -------        -------        --------
   Balance--June 30, 1997........................         148,207           8,000          7,552         163,759
   Provision for loan losses.....................         (20,434)         16,859          1,848          (1,727)
   Charge-offs...................................         (23,652)         (3,408)        (1,992)        (29,052)
   Recoveries....................................           1,357             901          4,341           6,599
   Acquisition of CENFED.........................          16,889              14             --          16,903
                                                         --------         -------        -------        --------
   Balance--June 30, 1998........................        $122,367         $22,366        $11,749        $156,482
                                                         ========         =======        =======        ========
   Percent of type of gross loans receivable.....            0.90%          14.91%          4.04%           1.12%


The following is a summary of non-accrual loans, troubled debt restructurings and other impaired loans (in thousands):

                                                                                                      JUNE 30
                                                                                        ------------------------------------
                                                                                          1998          1997          1996
                                                                                        ------------------------------------
   Non-accrual loans..............................................................      $ 95,994      $140,295      $192,445
   Troubled debt restructurings...................................................        21,465        31,064         9,194
   Recorded investment in other impaired loans....................................        54,060        51,846        70,289
                                                                                        --------      --------      --------
                                                                                        $171,519      $223,205      $271,928
                                                                                        ========      ========      ========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  At June 30, 1998 and 1997, impaired loans and the related specific loan loss allowances were as follows (in thousands):

                                                                                JUNE 30
                                                 ---------------------------------------------------------------------
                                                                1998                                1997
                                                 ---------------------------------------------------------------------
                                                              ALLOWANCE                           ALLOWANCE
                                                  RECORDED       FOR      CARRYING    RECORDED       FOR      CARRYING
                                                 INVESTMENT    LOSSES      VALUE     INVESTMENT    LOSSES      VALUE
                                                 ---------------------------------------------------------------------
Non-accrual loans:
  With specific allowances....................     $ 10,220     $ 2,652    $ 7,568     $ 20,036     $ 4,550   $ 15,486
  Without specific allowances.................       24,204          --     24,204       39,845          --     39,845
                                                   --------     -------    -------     --------     -------   --------
                                                     34,424       2,652     31,772       59,881       4,550     55,331
                                                   --------     -------    -------     --------     -------   --------
TDRs:
  With specific allowances....................        1,581         582        999       16,648         323     16,325
  Without specific allowances.................       19,884          --     19,884       14,416          --     14,416
                                                   --------     -------    -------     --------     -------   --------
                                                     21,465         582     20,883       31,064         323     30,741
                                                   --------     -------    -------     --------     -------   --------
Other impaired loans:
  With specific allowances....................       42,555      10,175     32,380       42,046       9,078     32,968
  Without specific allowances.................       11,505          --     11,505        9,800          --      9,800
                                                   --------     -------    -------     --------     -------   --------
                                                     54,060      10,175     43,885       51,846       9,078     42,768
                                                   --------     -------    -------     --------     -------   --------
      Total impaired loans....................     $109,949     $13,409    $96,540     $142,791     $13,951   $128,840
                                                   ========     =======    =======     ========     =======   ========

  Other impaired loans without specific allowances, totaling $11.5 million and $9.8 million as of June 30, 1998 and 1997, respectively, in the table above, include loans for which a portion of the loan balance has been charged off.

  The average carrying value of impaired loans for the years ended June 30, 1998, 1997 and 1996 was $108 million, $164 million and $175 million, respectively. Interest income of $4.3 million, $7.4 million and $7.8 million for fiscal 1998, 1997 and 1996, respectively, was recognized on impaired loans during the period of impairment.

  Loans on non-accrual status as of June 30, 1998, 1997 and 1996 had interest due but not recognized of approximately $6.1 million, $7.1 million and $10.5 million, respectively. The amount of interest income on these loans that was included in net earnings in fiscal 1998, 1997 and 1996 was $3.0 million, $5.3 million and $5.8 million, respectively. Net interest forgone related to troubled debt restructurings totaled $0.4 million, $0.5 million and $0.2 million in 1998, 1997 and 1996, respectively. Interest income recorded on troubled debt restructurings for fiscal 1998, 1997 and 1996 was $1.8 million, $2.4 million and $0.7 million, respectively. The Company has no commitments to lend additional funds to borrowers whose loans were classified as non-performing or troubled debt restructurings.

  The following table further identifies the Company's non-accrual loans by state and by property type as of June 30, 1998 (in thousands):

                                                                              CALIFORNIA     FLORIDA      OTHER        TOTAL
                                                                             -------------------------------------------------
Single-family 1-4 units..................................................       $44,922      $11,754     $13,512       $70,188
Multi-family:
  5-36 units.............................................................         7,615           --          --         7,615
  37 or more units.......................................................           417           --          --           417
Non-residential:
  Office buildings.......................................................         6,333           --          --         6,333
  Shopping centers.......................................................         3,146          604          --         3,750
  Warehouse/Storage......................................................            24          386          --           410
  Hotels/Motels..........................................................           607           --          --           607
  Commercial/industrial..................................................         3,404           --          --         3,404
                                                                                -------      -------   ---------       -------
       Total non-residential.............................................        13,514          990          --        14,504
Commercial...............................................................         1,828           --          --         1,828
Consumer.................................................................         1,442           --          --         1,442
                                                                                -------      -------   ---------       -------
                                                                                $69,738      $12,744     $13,512       $95,994
                                                                                =======      =======   =========       =======

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table further identifies the Company's non-accrual loans by state and by property type as of June 30, 1997 (in thousands):

                                                                            California     Florida       Other        Total
                                                                           ---------------------------------------------------
Single-family 1-4 units..................................................      $ 61,776      $13,815      $7,398      $ 82,989
Multi-family:
  5-36 units.............................................................        21,087           --          --        21,087
  37 or more units.......................................................         3,121           --          --         3,121
Non-residential:
  Office buildings.......................................................         5,014          314          --         5,328
  Shopping centers.......................................................        21,341           --          --        21,341
  Mobile home park.......................................................         1,503           --          --         1,503
  Commercial/industrial..................................................         2,323          177          --         2,500
                                                                               --------      -------   ---------      --------
       Total non-residential.............................................        30,181          491          --        30,672
Commercial...............................................................           859           --          --           859
Consumer.................................................................         1,567           --          --         1,567
                                                                               --------      -------   ---------      --------
                                                                               $118,591      $14,306      $7,398      $140,295
                                                                               ========      =======   =========      ========

  As of June 30, 1998 and 1997, except for $222,000 and $516,000 of single-family restructured loans in Florida, respectively, all of the Company's restructured loans were in California.

  The following table summarizes the Company's gross loan portfolio, including loans held for sale, by state and by property type as of June 30, 1998 (in thousands):

                                                                     California    Florida      Other(1)         Total
                                                                     -----------   --------   -------------   ------------
Single-family 1-4 units...........................................   $ 7,123,809   $610,984   $2,620,845       $10,355,638
Multi-family:
  5-36 units......................................................     1,464,327     40,531           --         1,504,858
  37 or more units................................................       270,639     40,741        2,195           313,575
Non-residential:
  Office buildings................................................       365,532     25,771          901           392,204
  Shopping centers................................................       317,364     28,006        5,988           351,358
  Warehouse/storage...............................................       120,868     12,697           --           133,565
  Hotels/motels...................................................        61,613      7,082        1,889            70,584
  Industrial parks................................................        89,716      1,692           --            91,408
  Land............................................................        16,343      6,209          202            22,754
  Commercial/industrial...........................................       271,427     25,580           --           297,007
                                                                     -----------   --------   ----------       -----------
     Total non-residential........................................     1,242,863    107,037        8,980         1,358,880
Commercial........................................................       290,515         --           --           290,515
Consumer..........................................................       150,050         --           --           150,050
                                                                     -----------   --------   ----------       -----------
                                                                     $10,542,203   $799,293   $2,632,020       $13,973,516
                                                                     ===========   ========   ==========       ===========

(1) The state with the largest loan balance in this category is Virginia with $232 million, substantially all of which is single-family.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table summarizes the Company's gross loan portfolio, including loans held for sale, by state and by property type as of June 30, 1997 (in thousands):

                                                                      California   Florida      Other(1)         Total
                                                                      ----------   --------   ----------      -----------
Single-family 1-4 units............................................   $5,898,034   $657,266   $2,266,528      $ 8,821,828
Multi-family:
  5-36 units.......................................................    1,431,089     46,189          271        1,477,549
  37 or more units.................................................      282,970     59,566        2,516          345,052
Non-residential:
  Office buildings.................................................      359,341     33,437        6,934          399,712
  Shopping centers.................................................      299,034     32,558        8,981          340,573
  Warehouse/storage................................................       69,626     17,574           --           87,200
  Hotels/motels....................................................       10,487      8,987        7,245           26,719
  Industrial parks.................................................       90,563      2,124           --           92,687
  Land.............................................................        6,825      2,745          207            9,777
  Mobile home parks................................................       21,771      7,296        2,240           31,307
  Commercial/industrial............................................      190,331     28,707           --          219,038
                                                                      ----------   --------   ----------      -----------
     Total non-residential.........................................    1,047,978    133,428       25,607        1,207,013
Commercial.........................................................      156,966         --        3,095          160,061
Consumer...........................................................      118,480      2,174           31          120,685
                                                                      ----------   --------   ----------      -----------
                                                                      $8,935,517   $898,623   $2,298,048      $12,132,188
                                                                      ==========   ========   ==========      ===========

(1) The state with the largest loan balance in this category is New York with $245 million, substantially all of which is single-family.


  The Company's collateral requirements are the same, regardless of the region in which the loans are originated. Loans originated and purchased are secured by real estate with a principal amount of generally no more than 80% of the appraised value. Loans with LTV ratios in excess of 80% require private mortgage insurance ("PMI"), or if they meet certain criteria, can be made at higher interest rates and fees at the option of the loan applicant. These loans are priced higher in rate, fee and margin than those for which mortgage insurance is obtained to recognize the increased credit risk assumed by the Company. This option is available only on loans with a maximum loan amount of $300,000 and an LTV ratio of no more than 90% without negative amortization features, where the purpose of the loan is to purchase, or to refinance an existing loan secured by, a one-unit, single-family residence.

  The following table summarizes the Company's first trust deed real estate loan portfolio by original loan-to-value ratio, including those classified as held for sale, at the dates indicated (dollars in thousands):

                                                                               June 30
                                                      ---------------------------------------------------------
                                                                 1998                          1997
                                                      ---------------------------------------------------------
                                                          Amount        Percent         Amount        Percent
                                                      --------------   ----------   --------------   ----------
Loans with LTV ratio less than or equal to 80%.....      $11,675,044          87%      $10,107,249          86%
Loans with LTV ratio greater than 80%:
  With PMI.........................................          713,240           5           715,165           6
  Without PMI......................................        1,025,262           8           964,844           8
                                                         -----------         ---       -----------         ---
                                                         $13,413,546         100%      $11,787,258         100%
                                                         ===========         ===       ===========         ===

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  In previous years, the Company sold certain loans with limited credit loss recourse provisions. These provisions require the Company to repurchase loans on which the borrower has defaulted. The present value of all future estimated loan losses are provided for at the time of such sales. Subsequent adjustments to estimates of future losses are charged to gain or loss on sale of mortgage-backed securities. In fiscal 1991, the Company entered into certain transactions whereby its recourse obligations were reduced to reduce risk-based capital requirements (the "recourse reduction transactions"). In each transaction, the Company retained the risk of first loss up to a specified level for which the Company maintains a liability for recourse obligations. The remainder of the Company's recourse obligations were transferred to an independent third party. In fiscal 1996, for certain recourse reduction transactions, the recourse reduction agreements expired or were canceled by the Company and the full amount of the recourse obligations reverted back to the Company from the independent third party. There were no sales of loans and mortgage-backed securities with recourse provisions in fiscal 1998, 1997 or 1996. The Company had recourse obligations for approximately $886.0 million of loans sold with recourse at June 30, 1998 for which the Company is contingently liable for up to $465.5 million in future losses. The Company's recorded liability under these obligations was $10.2 million and $13.7 million at June 30, 1998 and 1997, respectively, and is included in "Other liabilities and accrued expenses" in the accompanying Consolidated Statements of Financial Condition.

  A summary of the balance of loans sold with recourse at the dates indicated is as follows (in thousands):

                                                                                                       JUNE 30
                                                                                              --------------------------
                                                                                                 1998           1997
                                                                                              --------------------------
      Loans with original loan-to-value ("LTV") ratios less
        than or equal to 80%..............................................................       $537,589     $  713,078
      Loans with original LTV ratios greater than 80%:
         With Private Mortgage Insurance ("PMI")..........................................         40,789         84,675
         Without PMI......................................................................        126,045         46,660
                                                                                                 --------     ----------
                                                                                                  704,423        844,413
      Recourse reduction transactions.....................................................        181,530        246,282
                                                                                                 --------     ----------
                                                                                                 $885,953     $1,090,695
                                                                                                 ========     ==========
      Recorded liability for recourse.....................................................       $ 10,210     $   13,724
                                                                                                 ========     ==========


NOTE 9: REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS, NET

  A summary of REO, net of specific valuation allowances, by property type is as follows (in thousands):

                                                               JUNE 30
                                                      ------------------------
                                                         1998          1997
                                                      ------------------------
Single-family......................................      $23,006       $34,116
Multi-family.......................................        3,087        10,347
Non-residential....................................       12,182         5,955
Land...............................................           --        14,214
 .......                                                  -------       -------
                                                          38,275        64,632
General allowance..................................         (882)       (3,132)
                                                         -------       -------
                                                         $37,393       $61,500
                                                         =======       =======

  A summary of the activity in the allowance for losses on REO, including specific and general allowances, is as follows (in thousands):

                                                                         YEARS ENDED JUNE 30
                                                          ------------------------------------------------
                                                               1998              1997              1996
                                                               ----              ----              ----
Beginning balance...................................         $ 22,906          $ 26,688         $ 30,719
Provision for losses................................            2,670             7,539           12,110
Addition due to CENFED acquisition...............                 750                --               --
Charge-offs.........................................          (21,534)          (11,321)         (16,141)
                                                             --------          --------         --------
Ending balance......................................         $  4,792          $ 22,906         $ 26,688
                                                             ========          ========         ========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table identifies the Company's REO by state and property type as of June 30, 1998 (in thousands):

                                                                          CALIFORNIA   FLORIDA    OTHER     TOTAL
                                                                          ----------   -------   -------   --------
      Single-family 1-4 units..........................................      $16,778    $2,758    $3,470   $23,006
      Multi-family 5-36 units..........................................        3,087        --        --     3,087
      Non-residential:
         Office buildings..............................................        5,208       197        --     5,405
         Shopping centers..............................................        1,929        --        --     1,929
         Mobile home park..............................................          526        --        --       526
         Hotels/motels.................................................           53        --     3,276     3,329
         Commercial/industrial.........................................          993        --        --       993
                                                                             -------    ------    ------   -------
            Total non-residential......................................        8,709       197     3,276    12,182
                                                                             -------    ------    ------   -------
                                                                             $28,574    $2,955    $6,746    38,275
                                                                             =======    ======    ======
      General allowance................................................                                       (882)
                                                                                                           -------
                                                                                                           $37,393
                                                                                                           =======

  The following table identifies the Company's REO by state and property type as of June 30, 1997 (in thousands):

                                                                          CALIFORNIA   FLORIDA   OTHER     TOTAL
                                                                          ----------   -------   ------   --------
      Single-family 1-4 units..........................................      $28,207   $ 4,170   $1,739   $34,116
      Multi-family:
         5-36 units....................................................        8,309       105       --     8,414
         37 or more units..............................................        1,933        --       --     1,933
      Non-residential:
         Office buildings..............................................        1,625        60       --     1,685
         Shopping centers..............................................          298        --       --       298
         Hotels/motels.................................................          102        --    3,468     3,570
         Land..........................................................          365    13,849       --    14,214
         Industrial park...............................................          402        --       --       402
                                                                             -------   -------   ------   -------
            Total non-residential......................................        2,792    13,909    3,468    20,169
                                                                             -------   -------   ------   -------
                                                                             $41,241   $18,184   $5,207    64,632
                                                                             =======   =======   ======
      General allowance................................................                                    (3,132)
                                                                                                          -------
                                                                                                          $61,500
                                                                                                          =======


  Income (loss) from REO operations is summarized as follows (in thousands):

                                                                                            YEARS ENDED JUNE 30
                                                                                ------------------------------------------
                                                                                      1998          1997           1996
                                                                                      ----          ----           ----
   Gain on sale of REO........................................................      $ 9,866       $ 7,164       $ 10,880
   Provision for losses.......................................................       (2,670)       (7,539)       (12,110)
   Net operating expenses.....................................................       (4,085)       (6,248)        (7,196)
                                                                                    -------       -------       --------
                                                                                    $ 3,111       $(6,623)      $ (8,426)
                                                                                    =======       =======       ========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

NOTE 10: INVESTMENT IN CAPITAL STOCK OF FEDERAL HOME LOAN BANK ("FHLB")

  The Company's investment in capital stock of FHLB, at cost, totaled $300,339,000 and $259,587,000 at June 30, 1998 and 1997, respectively. The
Company earned 5.9%, 6.3% and 5.4% from dividends received during fiscal 1998, 1997 and 1996, respectively. Dividends receivable on FHLB stock totaled approximately $4,096,000 and $3,871,000 at June 30, 1998 and 1997, respectively, and is included in "Interest receivable" in the accompanying Consolidated Statements of Financial Condition. As a member of the FHLB system, the Company is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greatest of 1% of residential mortgage assets, 5% of outstanding borrowings (advances) from the FHLB, or 0.3% of total assets. FHLB capital stock is pledged to secure FHLB advances.


NOTE 11: PREMISES AND EQUIPMENT

  Premises and equipment at the dates indicated are summarized as follows (in thousands):

                                                                              JUNE 30
                                                                 --------------------------------
                                                                       1998             1997
                                                                       ----             ----
      Buildings and leasehold improvements....................      $ 166,680        $ 163,780
      Furniture, fixtures and equipment.......................        125,414          105,062
      Land....................................................         22,764           22,726
                                                                    ---------        ---------
                                                                      314,858          291,568
      Less accumulated depreciation and amortization..........       (167,965)        (156,632)
                                                                    ---------        ---------
                                                                    $ 146,893        $ 134,936
                                                                    =========        =========

  In fiscal 1996, the Company sold its former headquarters facility for approximately $30 million. The Company recorded a pre-tax loss on this sale of $2.5 million during fiscal 1996, which is included in "Other income (loss), net" in the Consolidated Statements of Operations.

  Operating expenses include provisions for depreciation and amortization of $16,186,000, $14,849,000 and $15,755,000 for fiscal 1998, 1997 and 1996, respectively.

  The Company leases certain of its office buildings and branch offices, as well as certain equipment, under non-cancelable operating leases. Rental expense incurred in fiscal 1998, 1997 and 1996 was $17,266,000, $16,093,000, and
$15,140,000, respectively. Minimum future lease payments on building and equipment leases at June 30, 1998 were as follows (in thousands):

   Due in one year.........................................................        $20,435
   Due in two years........................................................         18,183
   Due in three years......................................................         15,795
   Due in four years.......................................................         11,703
   Due in five years.......................................................         10,410
   Due thereafter..........................................................         51,105

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

NOTE 12: MORTGAGE SERVICING ASSETS

  In accordance with SFAS 125, the Company combined its mortgage servicing rights and capitalized servicing fees beginning with the year ended June 30, 1997. The following table summarizes the activity in mortgage servicing assets and related valuation allowance for the periods indicated (in thousands):

                                                                                    YEARS ENDED JUNE 30
                                                                  ------------------------------------------------------
                                                                          1998               1997             1996
                                                                          ----               ----             ----
      MORTGAGE SERVICING ASSETS ACTIVITY:
      Beginning balance.......................................          $288,519           $127,399         $ 99,122
      Purchases...............................................             1,021(1)         187,343           50,836
      Addition due to CENFED acquisition......................             8,318                 --               --
      Servicing rights arising from the sale of loans
                      with servicing rights retained..........             4,890              1,119               --
      Amortization............................................           (49,245)           (27,342)         (22,559)
                                                                        --------           --------         --------
      Ending balance..........................................          $253,503           $288,519         $127,399
                                                                        ========           ========         ========

      VALUATION ALLOWANCE ACTIVITY:
      Beginning balance.......................................          $ (4,047)          $     --
      Additions charged to loan servicing income..............            (6,142)            (4,047)
                                                                        --------           --------
      Ending balance..........................................          $(10,189)          $ (4,047)
                                                                        ========           ========

--------------
(1) Consists of capitalized costs and adjustments related to prior years' purchases.

  The following table summarizes activity in the portfolio of mortgage loans serviced for others (in millions):

                                                                                   YEARS ENDED JUNE 30
                                                                  ---------------------------------------------------
                                                                         1998              1997             1996
                                                                         ----              ----             ----
      Beginning portfolio of mortgage loans serviced for others...      $29,598          $14,168          $11,678
      Add: Servicing purchased....................................          447           17,184            3,696
           Servicing retained on loans sold.......................          386               92               --
      Less: Amortization, prepayments and foreclosures............       (5,162)          (1,846)          (1,206)
                                                                        -------          -------          -------
      Ending portfolio of mortgage loans serviced for others......      $25,269          $29,598          $14,168
                                                                        =======          =======          =======

NOTE 13: DEPOSITS

  Deposits at the dates indicated are summarized as follows (dollars in thousands):

                                                                                  JUNE 30
                                             -----------------------------------------------------------------------------
                                                               1998                                     1997
                                             ---------------------------------------   -----------------------------------
                                                WEIGHTED                   PERCENT       WEIGHTED                  PERCENT
                                                 AVERAGE                  OF TOTAL        AVERAGE                 OF TOTAL
                                                  RATE        AMOUNT      DEPOSITS         RATE        AMOUNT     DEPOSITS
                                                ---------   -----------   ---------      ---------   ----------   ---------
Checking.....................................       0.31%   $ 1,812,869       16.9%          0.37%   $1,198,011       12.8%
Savings......................................       2.00        477,199        4.5           2.15       452,225        4.8
Money market.................................       3.93      2,379,249       22.2           4.25     2,119,553       22.7
Certificates:
 5.00% and lower.............................       4.77      1,503,191       14.1           4.83     1,046,824       11.2
 5.01%--6.00%................................       5.52      4,095,310       38.3           5.56     4,277,651       45.7
 6.01%--7.00%................................       6.28        340,288        3.2           6.24       227,948        2.4
 7.01%--8.00%................................       7.28         84,266        0.8           7.24        32,839        0.4
 8.01%--9.00%................................       8.59          5,222        0.0           8.27         1,595        0.0
 9.01%--10.00%...............................       9.43            671        0.0           9.45           263        0.0
                                                            -----------      -----                   ----------      -----
  Total certificates.........................       5.41      6,028,948       56.4           5.46     5,587,120       59.7
                                                            -----------      -----                   ----------      -----
                                                    4.06%   $10,698,265      100.0%          4.37%   $9,356,909      100.0%
                                                            ===========      =====                   ==========      =====

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

  Accrued interest payable on deposits at June 30, 1998 and 1997 was $3,728,000 and $3,186,000, respectively, which is included in "Other liabilities and accrued expenses" in the Consolidated Statements of Financial Condition.

  The aggregate remaining maturities of deposits at June 30, 1998 are as follows (in thousands):

       No stated maturity...........................        $ 4,669,317
       Maturing within one year:
         1st quarter................................          2,073,745
         2nd quarter................................          1,397,799
         3rd quarter................................            627,468
         4th quarter................................            641,943
       Maturing within two years....................          1,074,087
       Maturing within three years..................             91,230
       Maturing within four years...................             79,496
       Maturing within five years...................             31,564
       Maturing thereafter..........................             11,616
                                                            -----------
                 Total..............................        $10,698,265
                                                            ===========

  Certificates of deposit with balances greater than $100,000 had the following remaining maturities at June 30, 1998 (in thousands):

   3 months and under...............................         $  366,975
   Over 3 months to 6 months........................            320,416
   Over 6 months to 12 months.......................            208,376
   Over 12 months...................................            251,048
                                                             ----------
                                                             $1,146,815
                                                             ==========

  Interest expense on deposits by type is summarized as follows (in thousands):

                                                                     YEARS ENDED JUNE 30
                                                         -----------------------------------------
                                                              1998          1997           1996
                                                              ----          ----           ----
      Checking......................................       $  4,610      $  4,099       $  4,290
      Savings.......................................          9,192         9,848         11,381
      Money market..................................         88,484        84,149         69,257
      Certificates..................................        306,014       307,086        348,906
                                                           --------      --------       --------
                                                           $408,300      $405,182       $433,834
                                                           ========      ========       ========

  At June 30, 1998 and 1997, approximately $307,894,000 and $113,564,000, respectively, of the Company's real estate loans and mortgage-backed securities were pledged as collateral for certain public deposits.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

NOTE 14: BORROWINGS

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase are summarized as follows (dollars in thousands):

                                                                                      YEARS ENDED JUNE 30
                                                                    -----------------------------------------------------
                                                                            1998              1997              1996
                                                                            ----              ----              ----
      Balance at year end.........................................       $  175,551         $768,682         $  758,050
      Average amount outstanding during the year..................          660,467          335,809          1,869,194
      Maximum amount outstanding at any month-end.................        1,355,403          776,302          2,987,948
      Weighted average interest rate during the year..............             5.69%            5.55%              5.82%
      Weighted average interest rate on year-end balances.........             5.72%            5.66%              5.50%


  Securities sold under agreements to repurchase are collateralized as follows (in thousands):

                                                                                       JUNE 30
                                                              -----------------------------------------------------------
                                                                          1998                          1997
                                                                          ----                          ----
                                                                BOOK VALUE                    BOOK VALUE
                                                                INCLUDING                     INCLUDING
                                                                 ACCRUED                       ACCRUED        MARKET
                                                                 INTEREST     MARKET VALUE     INTEREST        VALUE
                                                               ------------   ------------   ------------   -----------
      Mortgage-backed securities; book value
         includes interest receivable of $1,189 in 1998
         and $5,167 in 1997.................................       $180,614       $180,534       $788,516      $788,638

  The Company incurred interest expense on securities sold under agreements to repurchase of $37.6 million, $18.6 million, and $108.8 million during fiscal 1998, 1997 and 1996, respectively.

  Mortgage-backed securities sold under agreements to repurchase at June 30, 1998 were contractually due July 1998. These agreements require the Company to repurchase identical securities to those which were sold. The securities underlying the agreements were delivered to the dealers who arranged the transactions. No amounts outstanding with individual brokers at June 30, 1998 exceeded ten percent of stockholders' equity.


 FEDERAL HOME LOAN BANK

  At June 30, 1998, the Company had a line of credit with the Federal Home Loan Bank of San Francisco enabling the Company to borrow up to 35% of the amount of the total consolidated assets of Glendale Federal. Based on the amount of these assets at June 30, 1998, the Company's credit limit with the FHLB was approximately $6.3 billion. At June 30, 1997, the Company had a fixed amount credit limit of approximately $5.7 billion. All advances from the FHLB are collateralized with mortgage loans and FHLB stock.

  FHLB advances are summarized as follows (dollars in thousands):

                                                                           WEIGHTED                        WEIGHTED
                                                         BALANCE AT        AVERAGE        BALANCE AT        AVERAGE
                                                        JUNE 30, 1998        RATE        JUNE 30, 1997       RATE
                                                       ---------------   ------------   ---------------   -----------
              Fixed-rate, fixed-term................        $2,989,000          5.59%        $1,900,000         5.75%
              Variable-rate, fixed-term.............         2,624,000          5.54          2,888,000         5.70
                                                            ----------                       ----------
                   Sub-total........................         5,613,000          5.57%         4,788,000         5.72%
                   Purchase accounting premium......               458            --                 --           --
                                                            ----------                       ----------
                                                            $5,613,458                       $4,788,000
                                                            ==========                       ==========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  The purchase accounting premium of $458,000 was recorded in connection with the FHLB advances assumed as part of the April 1998 CENFED acquisition.

  The Company incurred interest expense on FHLB advances of approximately $270 million, $269 million, and $202 million during fiscal 1998, 1997, and 1996, respectively. These advances are secured by investments in stock of the FHLB totaling $300.3 million and $259.6 million at June 30, 1998 and 1997, respectively, as well as certain mortgage loans and mortgage-backed and other debt securities aggregating approximately $6.6 billion and $5.3 billion at June 30, 1998 and 1997, respectively.

  The maturities of FHLB advances, with corresponding weighted average interest rates, at June 30, 1998 are as follows (dollars in thousands):

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                    AMOUNT          RATE
                                                                 ------------   ------------
              Maturing in one year............................     $3,928,000          5.48%
              Maturing in two years...........................        245,000          5.53
              Maturing in three years.........................      1,000,000          5.74
              Maturing in five years..........................        440,000          5.97
                                                                   ----------
                   Sub-total..................................      5,613,000          5.57%
                   Purchase accounting premium................            458            --
                                                                   ----------
                                                                   $5,613,458
                                                                   ==========

   Included in the "Maturing in one year" category are $700 million of fixed-rate FHLB advances with a weighted average interest rate of 5.12% and an original maturity date of 2003, but which the FHLB has the option to call in fiscal 1999.

  At June 30, 1998, interest rates, both fixed and variable, ranged from 4.86% to 6.42%. At June 30, 1997, the range was 5.39% to 5.98%.


 OTHER BORROWINGS

  Other borrowings are summarized as follows (dollars in thousands):

                                                                                                            JUNE 30
                                                                                                ------------------------------
                                                                                                     1998           1997
                                                                                                     ----           ----
Short-term borrowing with $10,000 due July 1998 and the remaining $35,000 due the earlier of November 1998 or 15 days after the completion of the CalFed Merger which is expected to take place on September 11, 1998; bearing interest at 75 basis points above the
    London Interbank Offered Rate...........................................................        $45,000        $    --
Senior debentures due December 2001, with interest at 11.17%................................         18,866             --
Notes payable with weighted average interest rates of 8.75% and 7.82% at
       June 30, 1998 and 1997, respectively.................................................             70            276
Convertible subordinated debentures due March 2001, with interest at 7.75%..................             --         10,506
                                                                                                    -------        -------
                                                                                                    $63,936        $10,782
                                                                                                    =======        =======

 Short-term Borrowing

  The short-term borrowing was obtained in June 1998 from a commercial bank to purchase shares of the Company's common stock in connection with its acquisition of RedFed in July 1998. See Note 24: "Subsequent Events" for more information on the CalFed Merger and the RedFed acquisition.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

 Senior Debentures

  The senior debentures were assumed in the CENFED acquisition in April 1998. The balance at June 30, 1998, is comprised of $17,750,000 of principal and $1,116,000 of purchase accounting premium. In July 1998, prior to maturity, all of this debt was redeemed at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest and a $2.8 million premium over the Company's book value of such debentures.


 Convertible Subordinated Debentures

  All of the convertible subordinated debentures outstanding at June 30, 1997, were redeemed in September 1997 at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest.

  The Company incurred interest expense on other borrowings of $1.7 million, $1.5 million and $2 million during fiscal 1998, 1997 and 1996, respectively.

  No collateral was pledged for other borrowings at June 30, 1998 or 1997.


NOTE 15: INCOME TAXES

   Following is a summary of the Company's income tax expense (in thousands):

                                                                   Years Ended June 30
                                                     --------------------------------------------
                                                            1998           1997          1996
                                                            ----           ----          -----
 Current taxes:
  Federal..........................................      $ 77,798        $14,481        $ 2,210
  State............................................        22,883         11,286             --
                                                         --------        -------        -------
                                                         $100,681        $25,767        $ 2,210
                                                         --------        -------        -------
 Deferred taxes:
  Federal..........................................        (9,435)        12,153         12,755
  State............................................         1,750         (1,789)         6,377
                                                         --------        -------        -------
                                                           (7,685)        10,364         19,132
                                                         --------        -------        -------
Income tax provision...............................      $ 92,996        $36,131        $21,342
                                                         ========        =======        =======

  The following is a summary of the income tax liability (in thousands):

                                                                 June 30
                                                     ----------------------------
                                                            1998          1997
                                                            ----          ----
Current taxes......................................        $ 7,934      $15,150
Deferred taxes.....................................         37,110       45,122
                                                           -------      -------
                                                           $45,044      $60,272
                                                           =======      =======

  A reconciliation from the statutory Federal income tax provision rate to the consolidated effective income tax provision rate follows:

                                                                           Years Ended June 30
                                                                 ------------------------------------
                                                                       1998        1997        1996
                                                                       ----        ----        ----
Statutory Federal income tax rate..............................        35.0%       35.0%       35.0%
Increases (reductions) in taxes resulting from:
  State franchise tax rate, net of Federal income tax effect...         6.9         7.2         6.6
  Valuation allowance on deferred tax assets...................          --        (0.1)      (12.5)
  Other........................................................          --        (0.4)        4.6
                                                                       ----        ----       -----
Consolidated effective income tax rate.........................        41.9%       41.7%       33.7%
                                                                       ====        ====       =====

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996


  The components of the net deferred tax liability are as follows (in thousands):

                                                                                                      June 30
                                                                                         -------------------------------
                                                                                                1998            1997
                                                                                                ----            ----
Deferred tax liabilities:
  Loan fees..........................................................................        $ 46,737       $ 50,367
  Settlement of pension obligations..................................................           8,442          8,204
  FHLB stock dividends...............................................................          45,692         35,109
  Gains on sales of loans............................................................          11,110          7,253
  Other..............................................................................          14,195          9,146
                                                                                             --------       --------
Gross deferred tax liabilities.......................................................         126,176        110,079
                                                                                             --------       --------
Deferred tax assets:
  State franchise tax................................................................           8,071          5,432
  Net operating loss and tax credit carryovers.......................................           4,571          9,764
  Provision for losses on loans......................................................          45,531         28,169
  Mortgage servicing assets..........................................................          12,089          6,285
  Net unrealized holding loss on mortgage-backed securities available for sale.......           1,166            839
  Other..............................................................................          17,638         14,468
                                                                                             --------       --------
Gross deferred tax assets............................................................          89,066         64,957
                                                                                             --------       --------
Net deferred tax liability...........................................................        $ 37,110       $ 45,122
                                                                                             ========       ========

  Management has assessed the realizability of the Company's deferred tax assets and has concluded that it is more likely than not that all deferred tax assets will be realized.

  For taxable years beginning prior to January 1, 1996, a savings institution that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts, and to make annual additions thereto under the "experience" method. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally loans secured by an interest in improved real estate). The applicable percentage was 8% for tax periods after 1987. The Company utilized the experience method in these years.

  On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act") into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, is required to use the "specific charge-off" method on its 1996 and subsequent federal income tax returns. The Company is required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described in the following paragraph. The Company will include one-sixth of its applicable excess reserves in taxable income in each year from 1996 through 2001. As of December 31, 1995, the Company had approximately $72 million of applicable excess reserves. As of June 30, 1996, the Company had fully provided for the tax related to this recapture. The base year reserves will continue to be subject to recapture and the Company could be required to recognize a tax liability if: (1) the Company fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Company; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. The enactment of this legislation is expected to have no material impact on the Company's operations or financial position.

  In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt base year reserves of the Company. The base year reserves are generally the balance of reserves as of December 31, 1987 reduced proportionately for reductions in the Company's loan portfolio since that date. The amount of those reserves was approximately $153 million at December 31, 1987. The amount of the unrecognized deferred tax liability at June 30, 1998 was approximately $54 million. This deferred tax liability could be recognized in the future under the conditions described in the preceding paragraph.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  In July 1993, the Company received notices from the California Franchise Tax Board proposing to assess taxes for the years 1988, 1989 and 1990 in the amount of $5.3 million. The Company protested the proposed taxes and, in September 1996, made a payment to the Franchise Tax Board in settlement of the disputed amount. The payment was charged to existing reserves.


NOTE 16: FINANCIAL INSTRUMENTS


 FAIR VALUE

  Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.


 Short-Term Investments and Debt and Equity Securities

  The fair value of short-term investments and debt and equity securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

  The following table represents the carrying amount and fair value of investments and mortgage-backed securities at June 30, 1998 and 1997 (in thousands):

                                                                    June 30, 1998                     June 30, 1997
                                                          ------------------------------    ------------------------------
                                                               Carrying                          Carrying
                                                                Amount       Fair Value           Amount       Fair Value
                                                                ------       -----------          ------       ----------
Short-term investments....................................     $  174,200     $  174,200         $  636,005     $  651,254
                                                               ==========     ==========         ==========     ==========
Debt securities:
  Maturing within 1 year..................................     $   12,404     $   12,404         $   14,813     $   14,813
  Maturing in 1-5 years...................................         25,040         25,040              4,974          4,974
  Maturing in 5-10 years..................................          2,027          2,027              5,903          5,903
  Maturing after 10 years.................................         83,763         83,763                 --             --
Equity securities.........................................          2,915          2,915              2,104          2,104
                                                               ----------     ----------         ----------     ----------
                                                               $  126,149     $  126,149         $   27,794     $   27,794
                                                               ==========     ==========         ==========     ==========
Mortgage-backed securities:
  Adjustable-rate.........................................     $2,033,912     $2,038,363         $1,975,116     $1,977,454
  Fixed-rate..............................................        341,451        343,962            304,418        306,196
                                                               ----------     ----------         ----------     ----------
                                                               $2,375,363     $2,382,325         $2,279,534     $2,283,650
                                                               ==========     ==========         ==========     ==========


 Loans

  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as single-family residential mortgage, multi-family, non-residential, commercial and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

  The fair value of performing loans is calculated by discounting cash flows through their estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, adjusted to reflect differences in servicing costs. The estimate of maturity is based on market prepayment estimates for each loan classification.

  Fair value for non-performing loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined by using available market information.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table presents information for loans, including loans held for sale and net of allowance for loan losses as of June 30, 1998 and 1997 (in thousands):

                                                                  June 30, 1998                           June 30, 1997
                                                     -------------------------------------     ---------------------------------
                                                              Carrying                                 Carrying
                                                               Amount          Fair Value               Amount        Fair Value
                                                               ------          ----------               ------       -----------
Single-family 1-4 units:.............................       $10,307,070        $10,333,005          $ 8,769,249      $ 8,821,167
Multi-family:
  5-36 units.........................................         1,473,771          1,439,368            1,433,697        1,354,117
  37 or more units...................................           301,851            296,006              328,556          313,512
Non-residential......................................         1,327,892          1,307,366            1,171,733        1,127,805
Consumer.............................................           127,684            127,187              112,685          112,262
Commercial...........................................           278,766            278,455              152,509          153,585
                                                            -----------        -----------          -----------      -----------
                                                             13,817,034         13,781,387           11,968,429       11,882,448
Less unearned discounts, undisbursed
 loan funds and deferred loan fees...................           (42,454)                --              (63,336)              --
                                                            -----------        -----------          -----------      -----------
                                                            $13,774,580        $13,781,387          $11,905,093      $11,882,448
                                                            ===========        ===========          ===========      ===========


 Deposit Liabilities

  The fair value of deposits with no stated maturity, such as savings accounts, checking and NOW accounts, and money market checking/savings accounts, is equal to the amount payable on demand as of June 30, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using estimated market rates that reflect certificates of deposit with similar terms and maturities.

  The following table presents information for deposit liabilities (in thousands):

                                                                  June 30, 1998                           June 30, 1997
                                                     ------------------------------------     ----------------------------------
                                                             Carrying                                 Carrying
                                                              Amount          Fair Value               Amount         Fair Value
                                                              ------          ----------               ------         ----------
Checking.............................................       $ 1,812,869       $ 1,812,869             $1,198,011      $1,198,011
Savings..............................................           477,199           477,199                452,225         452,225
Money market.........................................         2,379,249         2,379,249              2,119,553       2,119,553
Certificates with remaining maturities:
  In six months or less..............................         3,471,544         3,471,560              2,551,447       2,552,549
  Between six months and one year....................         1,269,411         1,268,341              1,628,382       1,629,630
  Between one and three years........................         1,165,317         1,168,130              1,336,395       1,337,201
  Beyond three years.................................           122,676           123,505                 70,896          69,330
                                                            -----------       -----------             ----------      ----------
                                                            $10,698,265       $10,700,853             $9,356,909      $9,358,499
                                                            ===========       ===========             ==========      ==========


 Borrowings

  The estimate of the fair value of the Company's borrowings was based on the discounted value of the future cash flows expected to be paid on such borrowings using estimated market discount rates that reflect borrowings with similar terms and maturities.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table represents the carrying amount and fair value of the Company's borrowings at June 30, 1998 and 1997 (in thousands):

                                                                        June 30, 1998                June 30, 1997
                                                                -------------------------------------------------------
                                                                    Carrying                     Carrying
                                                                     Amount     Fair Value        Amount     Fair Value
                                                                     ------     ----------        ------     ----------
Securities sold under agreements to
  repurchase....................................................   $  175,551   $  174,879      $  768,682   $  766,068
Borrowings from the FHLB........................................    5,613,458    5,614,652       4,788,000    4,765,643
Short-term borrowing............................................       45,000       45,000              --           --
Senior debentures...............................................       18,866       20,531              --           --
Convertible subordinated debentures.............................           --           --          10,506       10,506
Notes payable...................................................           70           70             276          276
                                                                   ----------   ----------      ----------   ----------
                                                                   $5,852,945   $5,855,132      $5,567,464   $5,542,493
                                                                   ==========   ==========      ==========   ==========


 Mortgage Servicing Assets

  The carrying amount and fair value of the Company's MSA at June 30, 1998 were $243 million and $298 million, respectively. The carrying amount and fair value of the Company's MSA at June 30, 1997 were $284 million and $353 million, respectively.

  The fair value of the Company's servicing portfolio is estimated by applying market assumptions for the serviced loans to estimate servicing-related income and expenses over the underlying loans' estimated lives, and discounting the estimated future net servicing income at the current market discount rate. Fair value is significantly influenced by market prepayment expectations. Prepayment expectations are influenced by the difference between the loans' interest rates and current market interest rates. During periods of decreasing interest rates, the market anticipates that homeowners will be more likely to refinance their existing mortgage loans; during periods of increasing interest rates, the market anticipates that homeowners will be less inclined to refinance their existing mortgage loans. The slower prepayments anticipated in times of rising interest rates result in a longer estimated period of net servicing income for the existing servicing portfolio, and therefore increases its value. Conversely, the faster prepayments anticipated in times of declining interest rates result in a shorter estimated period of net servicing income and therefore decreases the value of the Company's servicing portfolio.


 Other Financial Instruments

  Financial instruments of the Company, as included in the Consolidated Statements of Financial Condition, for which fair value approximates the carrying amount at June 30, 1998 and 1997 include "Cash and amounts due from banks", "Interest receivable", "Investment in capital stock of Federal Home Loan Bank", recourse liability, and accounts payable and accrued expenses.


 Commitments

  As discussed further in Note 17: "Commitments and Contingent Liabilities," the Company had various commitments outstanding as of June 30, 1998 and 1997 which are not reflected in the accompanying consolidated financial statements. The fair value of the commitments is estimated to approximate the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The uncertainty involving the attempt to determine the likelihood, as well as the timing of a commitment being drawn upon, coupled with the lack of established markets and the diversity of fee structures that exist, would not result in what the Company believes to be a meaningful estimate of fair value.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

 Limitations

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities, premises and equipment, mortgage servicing assets and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.


NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES

  In the normal course of business there are outstanding various commitments and contingent liabilities which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material loss as a result of these transactions. The following is a summary of commitments and contingent liabilities (in thousands):

                                                                                                          June 30
                                                                                              -----------------------------
                                                                                                   1998           1997
                                                                                                   ----           ----
Commitments to sell loans and mortgage-backed securities...................................      $122,820       $ 14,000
Standby and commercial letters of credit...................................................         4,767          1,432
Unused lines of credit.....................................................................       556,777        363,203
Commitments to originate loans receivable:
  Adjustable-rate..........................................................................        20,173         18,961
  Fixed-rate...............................................................................        77,243         24,884
Commitments to purchase loans receivable:
  Adjustable-rate..........................................................................            --         90,419
  Fixed-rate...............................................................................        75,000        207,162

  Agreements to sell loans and mortgage-backed securities contain representations and warranties regarding the underwriting and documentation of the underlying loans. To the extent the Company is deemed to have breached any of these representations and warranties, the sales agreement allows the purchaser to demand repurchase of the loans causing the breach. The Company does not anticipate it will be required to make material repurchases or incur material losses related to loans and mortgage-backed securities it has sold or committed to sell at June 30, 1998.

  As more fully discussed in Note 8: "Loans Receivable," in the past, the Company sold loans and mortgage-backed securities with recourse for credit losses. The Company provided for the estimated recourse losses at the time of sale, and evaluates, on a quarterly basis, the adequacy of the liability for recourse losses. However, significant changes in future losses may require additions to the recourse liability recorded in the caption "Other liabilities and accrued expenses" in the Consolidated Statements of Financial Condition.

  Commitments to sell residential mortgage loans for a fixed price are generally entered into between the date the application is taken and the date the loans are sold into the secondary market. Risks arise from the possible inability of counter-parties to meet the terms of commitments and movement in interest rates and related prices.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. The Company applies its credit standards when underwriting and extending these commitments, and periodically reassesses the customers' credit worthiness through ongoing credit reviews. Additional risks associated with providing these commitments arise when these commitments are drawn upon, such as the demands on liquidity that the Company would experience if a significant portion were drawn down at once. However, this is considered unlikely, as many commitments expire without having been drawn upon.

  Upon approval of a loan application, the Company normally gives the applicant a commitment that the Company will make the approved loan within a specified time period, normally 10 to 45 days, at a rate of interest and on other terms determined on the basis of market conditions as of the date of the commitment.

  The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable; inventory, property, plant and equipment; income-producing commercial properties; and agricultural products. For single-family lending, collateral consists of trust-deeds on one-to four-unit residential real estate. The Company does not anticipate any significant loss as a result of its commitments to originate loans as of June 30, 1998.

  On February 1, 1994, the Company entered into a five-year contract for the outsourcing of its data processing and item processing operations. The contract is based on certain volume levels. If the contract is terminated prior to its expiration, a termination charge would be incurred, the amount of which would be dependent upon the nature of the termination and the time remaining on the contract.

  The Company and certain of its subsidiaries are involved in litigation arising in the normal course of business. Although the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Company does not anticipate that the final resolution of these matters will result in the payment of monetary damages that would be material in relation to the consolidated financial condition or results of operations of the Company.


NOTE 18: REGULATORY CAPITAL

  FIRREA and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 1998, the minimum regulatory capital requirements were:

 . Tangible and core capital, consisting principally of stockholders' equity, but excluding most intangible assets such as goodwill and any net unrealized holding gains or losses on debt securities available for sale equal to 1.5% and 3% of assets, respectively.

 . Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8 percent of the amount of risk-weighted assets.

   At June 30, 1998, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier I risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 1998 that management believes have changed the institution's category.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table summarizes the Bank's actual capital and required capital as of June 30, 1998 and 1997 (dollars in thousands):

                                                                                              Tier 1
                                                                 Tangible        Core       Risk-based     Risk-based
                                                                  Capital       Capital       Capital       Capital
                                                                  -------       -------       -------       -------
June 30, 1998
-------------
Actual capital:
  Amount.....................................................   $1,077,884    $1,077,884    $1,077,884     $1,177,116
  Ratio......................................................         6.02%         6.02%        10.57%         11.54%
FIRREA minimum required capital:
  Amount.....................................................   $  268,427    $  536,854           N/A     $  816,080
  Ratio......................................................         1.50%         3.00%          N/A           8.00%
FDICIA well capitalized required capital:
  Amount.....................................................          N/A    $  894,756    $  612,060     $1,020,099
  Ratio......................................................          N/A          5.00%         6.00%         10.00%

June 30, 1997
-------------
Actual capital:
  Amount.....................................................   $  913,333    $  913,333    $  913,333     $1,017,226
  Ratio......................................................         5.67%         5.67%        10.02%         11.17%
FIRREA minimum required capital:
  Amount.....................................................   $  241,781    $  483,562           N/A     $  731,890
  Ratio......................................................         1.50%         3.00%          N/A           8.00%
FDICIA well capitalized required capital:
  Amount.....................................................          N/A    $  805,936    $  551,818     $  911,963
  Ratio......................................................          N/A          5.00%         6.00%         10.00%


  The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of June 30, 1998 and 1997 (in thousands):

                                                                                                           June 30
                                                                                              --------------------------------
                                                                                                   1998             1997
                                                                                                   ----             ----

Capital of Glendale Federal in accordance with GAAP......................................       $1,278,399      $1,012,074
Adjustments for tangible and core capital:
  Net unrealized holding loss on available for sale securities...........................            1,612           1,154
  Goodwill and other intangible assets...................................................         (180,463)        (99,533)
  Disallowed mortgage servicing..........................................................          (10,788)             --
  Disallowed capitalized software........................................................          (10,094)             --
  Investments in and advances to non-permissible subsidiaries............................             (782)           (362)
                                                                                                ----------      ----------
Total tangible capital...................................................................        1,077,884         913,333
Adjustments for core capital.............................................................               --              --
                                                                                                ----------      ----------
Total core capital.......................................................................        1,077,884         913,333
Adjustments for risk-based capital:
  Allowance for general loan losses(1)...................................................          127,705         113,006
  Equity risk investments required to be deducted........................................          (17,735)         (9,113)
  Low level recourse deduction...........................................................          (10,738)             --
                                                                                                ----------      ----------
Total risk-based capital.................................................................       $1,177,116      $1,017,226
                                                                                                ==========      ==========

(1)  Limited to 1.25% of risk-weighted assets.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

NOTE 19: STOCKHOLDERS' EQUITY

  On July 23, 1997, shareholders of Glendale Federal Bank, Federal Savings Bank approved the formation of Golden State Bancorp Inc. as the holding company for the Bank. The formation of the holding company became effective on July 24, 1997 and the Bank became a wholly-owned subsidiary of Golden State on that date. Shares of Glendale Federal's common stock automatically became an equal number of shares of Golden State common stock and shares of Glendale Federal's Noncumulative Preferred Stock, Series E, automatically became an equal number of shares of Golden State's Noncumulative Convertible Preferred Stock, Series A. Glendale Federal's two classes of warrants became exercisable solely to purchase common stock of Golden State. The board of directors of Glendale Federal are also the board of directors of Golden State. Golden State was capitalized with a dividend of $14.9 million from Glendale Federal to be used for general working capital purposes and for payment of dividends on Golden State's preferred stock.


 DESCRIPTION OF COMPANY SECURITIES

 Common Stock

  In a special meeting on April 23, 1998, Golden State shareholders voted to amend the Company's articles of incorporation to increase the total number of authorized shares of common stock from 100 million shares to 250 million shares with a par value of $1.00 per share. Holders of common stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of assets of the Company legally available for payment, subject to the superior rights of the holders of any series of preferred stock that may be issued. See Note 24: "Subsequent Events," for information regarding the impact on common stock from the Cal Fed Merger, expected to close September 11, 1998.


 Preferred Stock

  The Series A (formerly Series E) Preferred Stock has a par value of $1.00 per share and a liquidation preference of $25 per share. The Series A Preferred Stock provides for noncumulative dividends, when, as and if declared, at an annual rate of 8.75% of its liquidation preference and is convertible, at the option of the holders thereof, into common stock at any time at a conversion price of $10.40 per share, subject to adjustment in certain events. Subject to applicable laws and regulations, the Series A Preferred Stock will be redeemable, in whole or in part, at the option of the Company, on 20 to 45 days notice, from time to time at any time on or after October 1, 1998 at the following per share redemption prices, plus in each case an amount equal to any dividends that have been declared thereon but remain unpaid as of the date of redemption, if redeemed during the twelve-month period beginning October 1 of each of the following years:

                                                                                          Redemption Price per
                                                                                           share of Series A
                                                                                             Convertible
                                                                                            Preferred Stock
                                                                                            ---------------
   Year
   ----
   1998.............................................................................          $26.09375
   1999.............................................................................           25.87500
   2000.............................................................................           25.65625
   2001.............................................................................           25.43750
   2002.............................................................................           25.21875
   2003 and thereafter..............................................................           25.00000

  The Company intends to redeem all of its Series A Preferred Stock on October 1, 1998 at a redemption price of $26.09375 per share. As of June 30, 1998, there were 4,617,484 shares of Series A Preferred Stock issued and outstanding.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  During fiscal 1997 the Company entered into separately negotiated agreements with certain holders of its then Series E (now Series A) preferred stock providing, in the aggregate, for exchanges of 1,201,900 shares of the preferred stock for 3,103,872 shares of the Company's common stock. The exchanges were made at premiums above the stated conversion rate of 2.404 shares of the Company's common stock for each share of the preferred stock. See Note 3:
"Earnings Per Share Information," for additional information.


 Goodwill Litigation Tracking Warrants

   On May 29, 1998, Golden State distributed Litigation Tracking WarrantsTM ("LTWTMs") to its security holders representing the right to receive, upon exercise of the LTWTMs, Golden State common stock equal in value to 85 percent of the net after-tax proceeds, if any, from Glendale Federal's pending goodwill lawsuit against the U.S. Government (the "Goodwill Litigation") on the basis of one LTWTM for each share held as of the close of business on that date. The LTWTMs are exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTWTMs will expire 60 days after such notification is given.

   The Board of Directors also reserved additional LTWTMs for future issuance in connection with conversions or exercises of the Company's outstanding Series A Preferred Stock, its two outstanding classes of common stock purchase warrants and employee stock options. The total number of LTWTMs issued to holders of common stock and reserved for such future issuances is approximately 85.8 million. At June 30, 1998, there were 60.2 million LTWTMs issued and outstanding.


 Stock Repurchase Program

  In connection with its acquisition of RedFed in a tax-free, stock-for-stock merger, Golden State undertook a stock repurchase program, pursuant to which the Company intended to purchase shares of its common stock in the open market. At June 30, 1998, the Company had 4,688,400 shares of its common stock in treasury that had been repurchased under this program at an aggregate cost of $158.1 million. See Note 3: "Earnings Per Share Information," and Note 24: "Subsequent Events," for additional information.


 Warrants

  The Company has a class of common stock purchase warrants outstanding (the "Warrants"), totaling 12,789 at June 30, 1998, that were issued in March 1993 in connection with an exchange of preferred stock for outstanding subordinated debentures and capital notes. Each Warrant entitles the registered holder thereof to receive from the Company one share of common stock for ten Warrants for no additional consideration at any time until the expiration of the Warrants on March 10, 1999. The number of shares of common stock for which a Warrant may be exercised is subject to adjustment from time to time upon the occurrence of certain events. Registered holders exercised a total of 2,760 Warrants in fiscal 1998.

  The Company has also issued transferable Standby Warrants, of which 10.77 million were outstanding at June 30, 1998. Registered holders exercised a total of 78,110 Standby Warrants in fiscal 1998. Each Standby Warrant entitles the holder thereof to purchase one share of common stock and one LTWTM for a purchase price of $12.00 per share. The Standby Warrants are exercisable at any time through August 21, 2000.


 RESTRICTION ON STOCKHOLDERS' EQUITY AND DIVIDENDS

  Dividends on the Company's common stock may not be paid unless full cash dividends on the Company's Series A Preferred Stock have been declared and paid or set aside for payment for the immediately preceding dividend period. OTS regulations limit a savings institution's ability to make capital distributions, which include the payment of dividends, based on the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  An institution that exceeds its minimum capital requirements is permitted to make capital distributions in specified amounts based on its regulatory capital levels without prior OTS approval unless it is deemed to be "in need of more than normal supervision," in which case OTS approval of the distribution may be required. The OTS retains the authority in all cases, however, to prohibit any capital distribution that would otherwise be authorized under its regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice and in each case requires prior notification of any proposed dividend or other capital distribution. The Company does not currently expect to pay cash dividends on its common stock or make other capital distributions, other than preferred stock dividends, in the foreseeable future.

  Retained earnings at June 30, 1998 and 1997 include approximately $48 million for which no provision for Federal income tax has been made. These amounts represent allocations of earnings to bad debt reserves for tax purposes and are a restriction upon retained earnings. If, in the future, this portion of retained earnings and an additional approximately $105 million of similar tax basis reserves from acquired associations are reduced for any purpose other than tax bad debt losses, Federal income taxes may be imposed at the then applicable rates.


NOTE 20: EMPLOYEE BENEFIT PLAN

  The Company has several pension plans (collectively, the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employees' average earnings in the five highest consecutive Plan years for the last 10 years of employment.

  The Company uses, for financial reporting purposes, the projected unit credit method and continues to base its funding policy on the individual entry age normal method.

  The following table sets forth the Plan's funded status as of March 31, 1998 and 1997 and amounts recognized in the Company's statements of financial condition at June 30, 1998 and 1997 (in thousands):

                                                                                                           JUNE 30
                                                                                                 ---------------------------
                                                                                                     1998          1997
                                                                                                     ----          ----
Actuarial present value of benefit obligations:
  Vested accumulated benefits.................................................................      $58,958       $46,896
  Non-vested accumulated benefits.............................................................        2,366         1,780
                                                                                                    -------       -------
     Total accumulated benefits...............................................................      $61,324       $48,676
                                                                                                    =======       =======
Projected benefit obligation for service rendered to date.....................................      $73,033       $57,902
Plan assets at fair value; primarily listed stocks, U.S. Government obligations
 and savings certificates of the Company......................................................       96,493        80,129
                                                                                                    -------       -------
Funded status--Plan assets in excess of projected benefit obligation..........................       23,460        22,227
Items not yet recognized in earnings:
  Unrecognized net gain.......................................................................       (5,421)       (4,724)
  Prior service cost not yet recognized in net periodic pension cost..........................          176           193
                                                                                                    -------       -------
Prepaid pension cost included in "Other assets" at end of period..............................      $18,215       $17,696
                                                                                                    =======       =======


  Net periodic pension income for fiscal 1998, 1997 and 1996 included the following components (in thousands):

                                                                                                   YEARS ENDED JUNE 30
                                                                                   ------------------------------------------------
                                                                                          1998            1997             1996
                                                                                          ----            ----             ----
Service cost-benefits earned during the period...................................       $  2,325         $ 2,376         $  2,246
Interest cost on projected benefit obligation....................................          4,874           4,483            4,306
Actual return on Plan assets.....................................................        (18,895)         (2,621)         (11,566)
Net amortization and deferral....................................................         11,177          (5,095)           3,732
                                                                                        --------         -------         --------
Net periodic pension income......................................................       $   (519)        $  (857)        $ (1,282)
                                                                                        ========         =======         ========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following table presents certain significant assumptions used in determining plan obligations and net pension expense at the dates indicated:

                                                                                                 YEARS ENDED JUNE 30
                                                                                  ------------------------------------------------
                                                                                          1998            1997             1996
                                                                                          ----            ----             ----
Weighted average discount rate used to calculate benefit obligations............          7.00%            8.25%            8.00%
Assumed rate of increase in future compensation.................................          4.00%            4.50%            4.50%
Expected long-term rate of return on plan assets................................          9.50%            9.50%            9.50%


  The Company has established a savings plan for its employees which allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to section 401(k) of the Internal Revenue Code. Employees' contributions vest immediately; the Company's partial matching contributions vest over five years. The Company's contributions to the plan in fiscal 1998, 1997 and 1996 were $1,981,000, $1,713,000 and $739,000, respectively.


 KEY EXECUTIVE RETIREMENT SUPPLEMENT PLANS

  During fiscal 1992, GLENFED, the former holding company of Glendale Federal, substantially terminated two non-qualified post-retirement pension supplement plans previously maintained for certain senior executive officers of GLENFED, as well as one other such plan assumed by the Bank in its acquisition of another association. Participants fully vested at the time of such substantial termination (as well as one officer scheduled to vest within four months of such date) were offered the opportunity to receive a lump-sum settlement in lieu of the contractual benefits under the plans. Three non-vested participants will receive no benefits under the plans. During fiscal 1998, five vested participants were receiving benefits under the plans.


 DIRECTORS' RETIREMENT PLANS

  The Company maintains directors' retirement plans for non-employee directors who serve on its Board of Directors (the "Directors' Plan"). The Directors' Plan provides that a non-employee director shall, after termination of Board membership, be entitled to receive a monthly payment equal to: (1) the monthly Board retainer in effect at the time of termination; plus (2) the fee paid at such time for attending a Board meeting, for the number of years equal to the number of years of Board service, but not to exceed twenty years. Payments of such amounts normally commence at the later of the director's termination date or the director's attainment of age 65.


NOTE 21: STOCK OPTION PLAN

  The Company has a stock option plan (the "Option Plan") that provides for the granting of options to employees and directors. The Option Plan has a term of five years and allows for awards totaling up to 7.2 million shares of common stock. Options granted generally have terms of ten years each. All options granted will become exercisable upon a change in control of the Company.

  In October 1994, the Company's shareholders approved amendments to the Option Plan which, among other things: (1) provide for annual grants of options to acquire 5,000 shares to each non-employee Director; and (2) provide for equitable adjustments of the exercise or purchase price and the number or class of shares covered by outstanding awards to preserve the benefit of such awards in the event of payment of a dividend or distribution to shareholders of the Company in property or cash in an amount in excess of the Company's normal dividend or distribution policy in effect at the time. Grants to directors are made on the first day following each annual meeting of the Company's shareholders with an exercise price equal to the closing price on the New York Stock Exchange of the Company's common stock on such date and vest on the date of the next succeeding annual meeting.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The following is a summary of the transactions under the Company's stock option plan:

                                                                                                          WEIGHTED
                                                                    NUMBER OF          RANGE OF           AVERAGE
                                                                     SHARES         OPTION PRICES      EXERCISE PRICE
                                                                     ------         -------------      --------------
      Outstanding at June 30, 1995...........................      3,316,250        $6.375-$12.625           $ 9.99
      Granted................................................        742,000          14.50-16.125            14.58
      Canceled or expired....................................        (73,750)           9.00-14.50            13.16
      Exercised..............................................       (106,000)          6.375-14.50            10.71
                                                                  ----------
      Outstanding at June 30, 1996...........................      3,878,500          6.375-16.125            10.79
      Granted................................................      1,830,000           17.50-17.75            17.57
      Canceled or expired....................................        (51,250)         12.625-17.75            14.11
      Exercised..............................................       (512,125)         6.375-16.125             9.00
                                                                  ----------
      Outstanding at June 30, 1997...........................      5,145,125           6.375-17.75            13.34
      Granted................................................        925,500           28.50-35.00            28.78
      Canceled or expired....................................        (36,166)          14.50-28.50            21.39
      Exercised..............................................     (2,344,951)          6.375-17.75            11.22
                                                                  ----------
      Outstanding at June 30, 1998...........................      3,689,508         $6.375-$35.00            18.49
                                                                  ==========

  The number of options exercisable at June 30, 1998, 1997 and 1996 was 1,453,884, 2,869,750 and 2,244,293, respectively, and the weighted average exercise price of those exercisable options was $13.17, $10.57 and $9.76, respectively. All options will become exercisable at the completion of the Cal Fed Merger, which is expected to take place on September 11, 1998.

  The number of options available for future grants under the Company's stock option plan at June 30, 1998, 1997 and 1996 was 493,041, 1,382,375 and 661,125,
respectively.

  Information about stock options outstanding at June 30, 1998 was as follows:

                                                      OUTSTANDING                    EXERCISABLE
                                                      -----------                    -----------
                              WEIGHTED
                          AVERAGE REMAINING                  WEIGHTED                       WEIGHTED
      RANGE OF            CONTRACTUAL LIFE               AVERAGE EXERCISE               AVERAGE EXERCISE
   EXERCISE PRICES           (IN YEARS)        NUMBER          PRICE          NUMBER          PRICE
   ---------------           ----------        ------          -----          ------          -----
     $6.375-$9.00              5.2              206,250        $ 8.68          206,250        $ 8.68
       9.75-14.50              6.6            1,029,234         12.79          891,234         12.53
      15.50-17.75              8.1            1,543,024         17.52          356,400         17.36
      28.50-35.00              9.2              911,000         28.79               --            --
                                              ---------                      ---------
    $6.375-$35.00              8.2            3,689,508        $18.49        1,453,884        $13.17
                                              =========                      =========

  The Company applies APB Opinion 25 in accounting for its stock-based compensation plan. Accordingly, no compensation expense has been recognized for its stock options. Had the Company determined compensation cost based on the fair value at the grant dates of its stock options consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                                             YEARS ENDED JUNE 30
                                                                           -----------------------------------------------------
                                                                                   1998              1997             1996
                                                                                   ----              ----             ----
                                                                                 (in thousands, except per share data)
      Net earnings:
         As reported....................................................           $128,749          $50,423          $42,052
         Pro forma......................................................            121,815           45,223           39,634

      Earnings per share:
         Basic:
            As reported.................................................           $   2.27          $  0.72          $  0.39
            Pro forma...................................................               2.13             0.62             0.33
         Diluted:
            As reported.................................................           $   1.78          $  0.64          $  0.36
            Pro forma...................................................               1.69             0.55             0.31

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The weighted average grant-date fair value of stock options granted during fiscal 1998, 1997 and 1996 was $14.99, $9.41 and $8.06, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                                 YEARS ENDED JUNE 30
                                                                                    -------------------------------------------
                                                                                          1998           1997          1996
                                                                                          ----           ----          ----
   Dividend yield..............................................................              0%            0%            0%
   Expected volatility.........................................................           37.7%         38.6%         42.1%
   Risk-free interest rate.....................................................            6.4%          6.8%          6.5%
   Expected life of option.....................................................        7 years       7 years       7 years

  During the initial phase-in period, the effects of applying SFAS 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards are generally made each year.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

NOTE 22: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                          QUARTERS ENDED
                                                                   ---------------------------------------------------------
                                                                        JUNE 30,      MARCH 31,      DEC. 31,      SEPT. 30,
                                                                          1998          1998           1997          1997
                                                                          ----          ----           ----          ----
                                                                              (in thousands, except per share data)
Interest income....................................................     $ 305,063     $ 276,563     $  285,233     $ 291,086
Interest expense...................................................       185,386       168,905        178,559       184,935
                                                                        ---------     ---------      ---------     ---------
Net interest income................................................       119,677       107,658        106,674       106,151
Provision for loan losses..........................................        (2,144)       (1,577)        (1,103)        3,097
                                                                        ---------     ---------      ---------     ---------
Net interest income after provision for loan losses................       121,821       109,235        107,777       103,054
Other income.......................................................        29,413        24,382         25,982        25,111
General and administrative expenses................................       (77,192)      (72,971)       (72,561)      (70,946)
Legal expense--goodwill lawsuit....................................        (3,814)       (5,254)        (5,258)       (4,719)
Acquisition and restructuring costs................................        (3,506)         (946)        (2,487)           --
Other expenses.....................................................        (1,532)          763         (2,138)       (2,469)
                                                                        ---------     ---------      ---------     ---------
Earnings before income tax provision...............................        65,190        55,209         51,315        50,031
Income tax provision...............................................        25,890        23,188         22,404        21,514
                                                                        ---------     ---------      ---------     ---------
Net earnings.......................................................     $  39,300     $  32,021      $  28,911     $  28,517
                                                                        =========     =========      =========     =========
Earnings per common share:
  Basic............................................................         $0.64         $0.58          $0.52         $0.52
  Diluted..........................................................         $0.51         $0.45          $0.41         $0.41
Dividends per common share declared and paid.......................            --            --             --            --
Common stock price range:
  High.............................................................     $ 41 13/16(1) $  39 3/8      $ 37 3/4      $  31 7/8
  Low..............................................................     $ 29 3/4(1)   $  29 7/8      $ 30 1/16     $  26 1/8

                                                                                          QUARTERS ENDED
                                                                   ---------------------------------------------------------
                                                                       JUNE 30,      MARCH 31,      DEC. 31,      SEPT. 30,
                                                                         1997          1997           1996          1996
                                                                         ----          ----           ----          ----
                                                                              (in thousands, except per share data)
Interest income....................................................     $ 276,347     $ 268,355     $  267,585     $ 260,669
Interest expense...................................................       176,479       171,834        174,353       171,306
                                                                        ---------     ---------      ---------     ---------
Net interest income................................................        99,868        96,521         93,232        89,363
Provision for loan losses..........................................         3,878         6,143          7,829         7,354
                                                                        ---------     ---------      ---------     ---------
Net interest income after provision for loan losses................        95,990        90,378         85,403        82,009
Other income.......................................................        23,685        22,717         21,199        21,062
General and administrative expenses................................       (67,811)      (63,370)       (63,469)      (68,574)
SAIF special assessment............................................         3,153            --             --       (58,672)
Legal expense--goodwill lawsuit....................................       (10,338)       (8,202)        (4,931)         (587)
Other expense......................................................        (2,542)       (3,541)        (4,080)       (2,925)
                                                                        ---------     ---------      ---------     ---------
Earnings (loss) before income tax provision (benefit)..............        42,137        37,982         34,122       (27,687)
Income tax provision (benefit).....................................        17,843        15,090         10,900        (7,702)
                                                                        ---------     ---------      ---------     ---------
Net earnings (loss)................................................     $  24,294     $  22,892      $  23,222     $ (19,985)
                                                                        =========     =========      =========     =========
Earnings (loss) per common share:
  Basic............................................................         $0.43         $0.40          $0.35        $(0.50)
  Diluted..........................................................         $0.36         $0.33          $0.30        $(0.50)
Dividends per common share declared and paid.......................            --            --             --            --
Common stock price range:
  High.............................................................     $      27     $  28 1/8      $  23 7/8       $      20
  Low..............................................................     $  22 1/4     $  22 1/2      $  17 3/8       $  15 7/8

----------------
(1) The Company distributed its LTW(TM)s to its stockholders, on the basis of one LTW(TM) for each outstanding share, on May 29, 1998. See Note 19:
     "Stockholders' Equity - Goodwill Litigation Tracking Warrants" for additional information on LTW(TM)s.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

NOTE 23: PARENT COMPANY FINANCIAL INFORMATION

  The following are the condensed financial statements of Golden State Bancorp Inc. as of June 30, 1998 and for the year ended June 30, 1998 (dollars in thousands):

                                                STATEMENT OF FINANCIAL CONDITION
                                                                                                            JUNE 30, 1998
                                                                                                         -------------------
                                                  ASSETS
Cash and amounts due from banks................................................................              $    1,324
Equity securities available for sale...........................................................                      40
Dividends receivable from subsidiary...........................................................                   2,525
Investment in subsidiary.......................................................................               1,237,386
                                                                                                             ----------
                                                                                                             $1,241,275
                                                                                                             ==========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Dividends payable on Preferred Stock, Series A.................................................              $    2,525
Income taxes payable...........................................................................                      73
     Total liabilities.........................................................................              ----------
                                                                                                             $    2,598
                                                                                                             ----------

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $1.00 par value per share and $25.00 liquidation preference per
share (5,000,000 shares authorized; 4,617,484 shares issued and outstanding at June 30, 1998)..                   4,617
Common Stock, $1.00 par value per share (250,000,000 shares authorized; 60,173,551 shares
issued) .......................................................................................                  60,173
Additional paid-in capital.....................................................................               1,049,822
Net unrealized holding loss on debt and equity securities available for sale...................                  (1,607)
Retained earnings - substantially restricted...................................................                 283,787
Common Stock in treasury, at cost: (4,688,400 shares)..........................................                (158,115)
                                                                                                             ----------
     Total stockholders' equity................................................................               1,238,677
                                                                                                             ----------
                                                                                                             $1,241,275
                                                                                                             ==========

                                              STATEMENT OF OPERATIONS
                                                                                                             YEAR ENDED
                                                                                                           JUNE 30, 1998
                                                                                                           -------------

Equity in undistributed earnings of subsidiaries..............................................               $  128,819
Income tax provision..........................................................................                       70
Net earnings..................................................................................               ----------
                                                                                                             $  128,749
                                                                                                             ==========

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

                                             STATEMENT OF CASH FLOWS
                                                                                                                 YEAR ENDED
                                                                                                                JUNE 30, 1998
                                                                                                             -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.......................................................................................              $ 128,749
Adjustment to reconcile net earnings to net cash provided by operating activities:
   Equity in undistributed earnings of subsidiaries, net of taxes..................................               (128,749)
                                                                                                                 ---------
Net cash from operating activities.................................................................                     --
                                                                                                                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities available for sale...................................................                    (31)
Net cash used in investing activities..............................................................              ---------
                                                                                                                       (31)
                                                                                                                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.............................................................                 26,716
Payment of dividends on preferred stock............................................................                 (7,584)
Dividends received from subsidiaries...............................................................                140,524
Common stock purchased for treasury................................................................               (158,115)
Payment of holding company formation costs.........................................................                   (186)
                                                                                                                 ---------
Net cash provided by financing activities..........................................................                  1,355
                                                                                                                 ---------
Net increase in cash and cash equivalents..........................................................                  1,324
Cash and cash equivalents at beginning of year.....................................................                     --
                                                                                                                 ---------
Cash and cash equivalents at end of year...........................................................              $   1,324
                                                                                                                 =========

NOTE 24: SUBSEQUENT EVENTS

  On July 11, 1998, Golden State acquired RedFed Bancorp Inc. ("RedFed") and its federal savings bank subsidiary, Redlands Federal Bank, in a tax-free, stock-for-stock merger. Pursuant to the terms of the transaction, Golden State issued 5,221,995 shares of its common stock, resulting in a total recorded purchase price of $158.3 million. Under the purchase method of accounting, the goodwill of $62.8 million recorded in this transaction will be amortized over 15 years using the straight-line method. At July 11, 1998, RedFed operated 15 branches and had $1.0 billion in assets, including $893.7 million of loans receivable, net. RedFed's liabilities included $864.1 million of deposits and $78.7 million of borrowings. These amounts are unaudited.

  In connection with its acquisition of RedFed, Golden State undertook a stock repurchase program, pursuant to which Golden State purchased 5,222,200 shares of its common stock in the open market. At June 30, 1998, the Company had 4,688,400 shares of its common stock in treasury that had been repurchased under this program at an aggregate cost of $158.1 million.

  On February 4, 1998, and as amended as of July 13, 1998, Golden State entered into an agreement and plan of reorganization (the "Cal Fed Merger Agreement") with First Nationwide (Parent) Holdings, Inc. ("First Nationwide"), First Nationwide Holdings, Inc. ("FNH"), and certain other parent entities of California Federal Bank, A Federal Savings Bank ("Cal Fed"). FNH is controlled, through intermediate entities, by MacAndrews and Forbes Holdings Inc. ("MAF") and Gerald J. Ford ("Ford"), the Chairman of the Board and Chief Executive Officer of Cal Fed. after giving effect to the Cal Fed Merger, the combined parent company, Golden State, will continue to be a publicly traded company, FNH will be merged with and into Golden State Financial, and Glendale Federal will be merged with and into Cal Fed.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997 AND 1996

  The transaction will take the form of a merger of First Nationwide into the Company, with the Company being the surviving entity. The Company's pre-merger stockholders will own 55% to 58% of the combined entity on a fully diluted basis, immediately after the merger, before giving effect to any shares that may be issuable pursuant to the Litigation Tracking Warrants(TM) or to the possible issuance of contingent additional shares of Golden State common stock to affiliates of MAF and Ford under the Cal Fed Merger Agreement that could substantially increase the percentage ownership of the MAF and Ford affiliates. The Cal Fed Merger Agreement also contemplates that two-thirds of the Board of Directors of Golden State immediately after the Cal Fed Merger will be individuals designated by affiliates of MAF and Ford. For accounting purposes, this transaction will be accounted for using the purchase method of accounting, with First Nationwide as the acquiring entity and with the assets, liabilities and other items of the Company, together with the applicable income tax effect of such fair value adjustments, being combined at fair value on the merger date with those of First Nationwide at historical basis.

  The terms of the Cal Fed Merger provide that the Company's pre-merger stockholders will own 58% of the combined entity on a fully diluted basis, immediately after the merger, if the adjusted volume-weighted average trading price (the "Adjusted Average Price") of the Common Stock is $32 per share or less, and will own 55% of the combined entity on such basis if the Adjusted Average Price is $33 or more per share, with intermediate ownership percentages being applicable in the event the Adjusted Average Price is between $32 and $33. The Adjusted Average Price of Golden State Common Stock will be the daily volume-weighted average price per share for Golden State Common Stock on the New York Stock Exchange for 15 randomly selected trading days during a 30 trading-day period following the above-described distribution of the LTW(TM)s, to Golden State stockholders and ending three days before the closing date of the Cal Fed Merger, adjusted to subtract the value attributable to the 15% of the value of the potential recovery in the Goodwill Litigation that is not included for purposes of calculating the number of shares of Golden State Common Stock issuable upon exercise of the LTW(TM)s.

  Following the Cal Fed Merger, the Company will have between 130 and 140 million fully diluted shares of common stock outstanding. Because the Company will survive the Cal Fed Merger, the LTW(TM)s will remain exercisable for common stock of the Company after the Cal Fed Merger.

  At June 30, 1998, First Nationwide, through its subsidiary Cal Fed, operated 225 branches and had $34.1 billion in assets, including $20.4 billion in loans receivable, net and $16.0 billion in deposits. These amounts are unaudited.

  The Cal Fed Merger received Office of Thrift Supervision approval on August 12, 1998 and the approval of the stockholders of the Company on August 17, 1998, and is expected to close on September 11, 1998.