Form 10-Q
period 1999-06-30
GOLDEN STATE BANCORP INC
filed 1999-08-12
CIK 1019508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                                -----------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A       to       N/A
                                 -------------       ------------

Commission File Number:          333-28037
                               -------------

                            Golden State Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                95-4642135
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     135 Main Street, San Francisco, CA                     94105
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                  415-904-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 1999: 132,474,149 shares of common stock.


                               Page 1 of 46 pages
                            Exhibit index on page 45

                            GOLDEN STATE BANCORP INC.
                     SECOND QUARTER 1999 REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.       FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets

                 June 30, 1999 and December 31, 1998...........................................................3

                 Unaudited Consolidated Statements of Income

                 Six months ended June 30, 1999 and 1998.......................................................4

                 Unaudited Consolidated Statements of Income

                 Three months ended June 30, 1999 and 1998.....................................................5

                 Unaudited Consolidated Statements of Comprehensive Income

                 Six months ended June 30, 1999 and 1998.......................................................6

                 Unaudited Consolidated Statements of Comprehensive Income

                 Three months ended June 30, 1999 and 1998 ....................................................7

                 Unaudited Consolidated Statement of Stockholders' Equity

                 Six months ended June 30, 1999................................................................8

                 Unaudited Consolidated Statements of Cash Flows

                 Six months ended June 30, 1999 and 1998.......................................................9

                 Notes to Unaudited Consolidated Financial Statements.........................................11

     Item 2.     Management's Discussion and Analysis of

                 Financial Condition and Results of Operations................................................18

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..................................43


PART II.         OTHER INFORMATION

     Item 1.     Legal Proceedings............................................................................44

     Item 2.     Changes in Securities........................................................................44

     Item 3.     Defaults Upon Senior Securities..............................................................44

     Item 4.     Submission of Matters to a Vote of Security Holders..........................................44

     Item 5.     Other Information............................................................................45

     Item 6.     Exhibits and Reports on Form 8-K.............................................................45

     Signatures...............................................................................................46

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                                              June 30,         December 31,
                     Assets                                                     1999               1998
                     ------                                                     ----               ----
Cash and amounts due from banks                                            $   548,519         $   854,954
Interest-bearing deposits in other banks                                            23              52,671
Short-term investment securities                                                73,951              60,325
                                                                           -----------         -----------
         Cash and cash equivalents                                             622,493             967,950

Securities available for sale, at fair value                                 1,163,754             770,747
Securities held to maturity                                                    253,026             250,964
Mortgage-backed securities available for sale, at fair value                13,912,271          12,947,992
Mortgage-backed securities held to maturity                                  2,402,271           2,770,913
Loans held for sale, net                                                     2,143,127           2,366,583
Loans receivable, net                                                       31,580,570          30,280,944
Investment in Federal Home Loan Bank ("FHLB") System                         1,125,055           1,000,147
Premises and equipment, net                                                    338,617             336,874
Foreclosed real estate, net                                                     68,406              80,068
Accrued interest receivable                                                    324,558             317,455
Intangible assets (net of accumulated amortization of $148,877
     at June 30, 1999 and $113,709 at December 31, 1998)                       939,197             923,598
Mortgage servicing rights                                                    1,151,581             943,581
Other assets                                                                   810,379             911,168
                                                                           -----------         -----------
         Total assets                                                      $56,835,305         $54,868,984
                                                                           ===========         ===========

         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------
Deposits                                                                   $23,920,689         $24,620,066
Securities sold under agreements to repurchase                               5,347,435           4,238,395
Borrowings                                                                  24,229,617          22,375,557
Other liabilities                                                            1,271,557           1,459,750
                                                                           -----------         -----------
         Total liabilities                                                  54,769,298          52,693,768
                                                                           -----------         -----------

Commitments and contingencies                                                       --                  --

Minority interest                                                              532,749             593,438

Stockholders' equity:
     Common stock ($1.00 par value, 250,000,000 shares authorized,
         134,570,742 and 128,687,763 shares issued at June
         30, 1999 and December 31, 1998, respectively)                         134,571             128,688
     Additional paid-in capital                                              1,392,504           1,392,155
     Accumulated other comprehensive (loss) income                            (155,378)              6,151
     Retained earnings (substantially restricted)                              210,951              56,471
     Treasury stock (2,145,552 and 89,994 shares at June 30, 1999 and
         December 31, 1998, respectively)                                      (49,390)             (1,687)
                                                                           -----------         -----------
         Total stockholders' equity                                          1,533,258           1,581,778
                                                                           -----------         -----------
         Total liabilities, minority interest and stockholders' equity     $56,835,305         $54,868,984
                                                                           ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                            1999            1998
                                                                            ----            ----
Interest income:
     Loans receivable                                                   $1,134,778       $  761,340
     Mortgage-backed securities available for sale                         423,616          178,529
     Mortgage-backed securities held to maturity                            95,900           47,433
     Loans held for sale                                                    67,692           58,230
     Securities available for sale                                          38,114           28,286
     Securities held to maturity                                             6,303            1,572
     Interest-bearing deposits in other banks                                2,300            1,571
     Dividends on FHLB stock                                                28,184           14,562
                                                                        ----------       ----------
         Total interest income                                           1,796,887        1,091,523
                                                                        ----------       ----------
Interest expense:
     Deposits                                                              444,058          355,202
     Securities sold under agreements to repurchase                        107,610           57,049
     Borrowings                                                            640,160          369,151
                                                                        ----------       ----------
         Total interest expense                                          1,191,828          781,402
                                                                        ----------       ----------
         Net interest income                                               605,059          310,121
     Provision for loan losses                                              10,000           20,000
                                                                        ----------       ----------
         Net interest income after provision for loan losses               595,059          290,121
                                                                        ----------       ----------

Noninterest income:
     Loan servicing fees, net                                               70,290           71,363
     Customer banking fees and service charges                              91,367           51,197
     Gain on sale of loans, net                                             20,453           36,124
     Gain (loss) on sale of assets, net                                     15,109             (181)
     Other income                                                           15,301           11,669
                                                                        ----------       ----------
         Total noninterest income                                          212,520          170,172
                                                                        ----------       ----------

Noninterest expense:
     Compensation and employee benefits                                    202,658          127,574
     Occupancy and equipment                                                71,696           41,329
     Loan expense                                                           22,140           23,500
     Professional fees                                                      27,269           19,569
     Marketing                                                              17,234            9,867
     Data processing                                                        11,982            6,397
     Savings Association Insurance Fund deposit insurance premium            7,433            5,054
     Foreclosed real estate operations, net                                 (2,068)          (5,138)
     Merger and integration costs                                            7,747              863
     Amortization of intangible assets                                      35,168           23,229
     Other expense                                                          80,821           50,473
                                                                        ----------       ----------
         Total noninterest expense                                         482,080          302,717
                                                                        ----------       ----------

Income before income taxes and minority interest                           325,499          157,576
Income tax expense (benefit)                                               151,112         (223,818)
                                                                        ----------       ----------
     Income before minority interest                                       174,387          381,394
Minority interest                                                           19,907           46,192
                                                                        ----------       ----------
     Net income                                                         $  154,480       $  335,202
                                                                        ==========       ==========

Earnings per share:
     Basic                                                              $     1.15       $      5.91
     Diluted                                                                  1.09              5.91

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                             1999            1998
                                                                             ----            ----
Interest income:
     Loans receivable                                                       $567,505       $ 376,620
     Mortgage-backed securities available for sale                           219,562          97,027
     Mortgage-backed securities held to maturity                              45,471          22,576
     Loans held for sale                                                      33,044          30,894
     Securities available for sale                                            19,690          14,563
     Securities held to maturity                                               2,843             698
     Interest-bearing deposits in other banks                                  1,261           1,161
     Dividends on FHLB stock                                                  14,628           7,555
                                                                            --------       ---------
         Total interest income                                               904,004         551,094
                                                                            --------       ---------

Interest expense:
     Deposits                                                                222,062         177,027
     Securities sold under agreements to repurchase                           53,562          30,521
     Borrowings                                                              331,337         190,988
                                                                            --------       ---------
         Total interest expense                                              606,961         398,536
                                                                            --------       ---------
         Net interest income                                                 297,043         152,558
     Provision for loan losses                                                 5,000          10,000
                                                                            --------       ---------
         Net interest income after provision for loan losses                 292,043         142,558
                                                                            --------       ---------

Noninterest income:
     Loan servicing fees, net                                                 34,322          34,401
     Customer banking fees and service charges                                46,621          25,851
     Gain on sale of loans, net                                                4,864          21,619
     Gain on sale of assets, net                                              14,935             198
     Other income                                                              6,610           5,332
                                                                            --------       ---------
         Total noninterest income                                            107,352          87,401
                                                                            --------       ---------

Noninterest expense:
     Compensation and employee benefits                                       99,647          64,593
     Occupancy and equipment                                                  31,903          19,846
     Loan expense                                                              9,962          13,905
     Professional fees                                                        13,231          10,859
     Marketing                                                                 8,432           6,362
     Data processing                                                           6,270           3,557
     Savings Association Insurance Fund deposit insurance premium              3,577           2,481
     Foreclosed real estate operations, net                                   (1,395)         (3,418)
     Merger and integration costs                                              1,665             863
     Amortization of intangible assets                                        18,010          12,140
     Other expense                                                            32,929          26,273
                                                                            --------       ---------
         Total noninterest expense                                           224,231         157,461
                                                                            --------       ---------

Income before income taxes and  minority interest                            175,164          72,498
Income tax expense (benefit)                                                  80,820        (237,708)
                                                                            --------       ---------
     Income before minority interest                                          94,344         310,206
Minority interest                                                             10,740          22,662
                                                                            --------       ---------
     Net income                                                             $ 83,604       $ 287,544
                                                                            ========       =========

Earnings per share:
     Basic                                                                  $   0.62       $    5.07
     Diluted                                                                    0.59            5.07

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      1999             1998
                                                                      ----             ----
Net income                                                         $ 154,480         $335,202

Other comprehensive loss, net of tax:
Unrealized holding loss on securities available for sale:
     Unrealized holding loss arising during the period              (161,335)          (6,496)
     Less: reclassification adjustment for gain included
           in net income                                                (194)            (565)
                                                                   ---------         --------
Other comprehensive loss                                            (161,529)          (7,061)
                                                                   ---------         --------

Comprehensive (loss) income                                        $  (7,049)        $328,141
                                                                   =========         ========



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)


                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                      1999              1998
                                                                      ----              ----
Net income                                                        $   83,604          $287,544

Other comprehensive loss, net of tax:
Unrealized holding loss on securities available for sale:
     Unrealized holding loss arising during the period              (145,356)           (2,641)
     Less: reclassification adjustment for gain included
           in net income                                                 (22)             (417)
                                                                  ----------          --------
Other comprehensive loss                                            (145,378)           (3,058)
                                                                  ----------          --------

 Comprehensive (loss) income                                      $  (61,774)         $284,486
                                                                  ==========          ========



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                             (dollars in thousands)






                                                                     Accumulated      Retained
                                       Common Stock       Additional    Other         Earnings
                                    ------------------      Paid-in  Comprehensive  (Substantially
                                    Shares      Amount      Capital     Income        Restricted)
                                    ------      ------      -------     ------        ----------

Balance at December 31, 1998      128,687,763   $128,688   $1,392,155   $   6,151     $ 56,471

Net income                                 --         --           --          --      154,480
Change in net unrealized holding
  gain/(loss) on securities
  available for sale                       --         --           --    (161,529)          --
Issuance of contingent shares       5,540,319      5,540       (5,540)         --           --
Purchase of treasury stock                 --         --                       --           --
Exercise of stock options             342,660        343        6,026          --           --
Sale of common stock in treasury           --         --         (137)         --           --
                                  -----------   --------   ----------   ---------     --------

Balance at June 30, 1999          134,570,742   $134,571   $1,392,504   $(155,378)    $210,951
                                  ===========   ========   ==========   =========     ========


                                          Common Stock
                                           in Treasury          Total
                                        ------------------    Stockholders'
                                        Shares      Amount       Equity
                                        ------      ------       ------

Balance at December 31, 1998           (89,994)   $ (1,687)    $1,581,778

Net income                                  --          --        154,480
Change in net unrealized holding
  gain/(loss) on securities
  available for sale                        --          --       (161,529)
Issuance of contingent shares               --          --             --
Purchase of treasury stock          (2,072,600)    (48,040)       (48,040)
Exercise of stock options                   --          --          6,369
Sale of common stock in treasury        17,042         337            200
                                   -----------   --------      ----------

Balance at June 30, 1999            (2,145,552)   $(49,390)    $1,533,258
                                   ===========   ========      ==========


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)



                                                                Six Months Ended June 30,
                                                              ---------------------------
                                                                  1999             1998
                                                                  ----             ----

Cash flows from operating activities:
Net income                                                    $   154,480    $   335,202
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Amortization of intangible assets                               35,168         23,229
   Amortization (accretion) of purchase accounting premiums
     and discounts, net                                             8,427         (3,675)
   Accretion of discount on borrowings                                501            372
   Amortization of mortgage servicing rights                      104,981         57,074
   Provision for loan losses                                       10,000         20,000
   (Gain) loss on sale of assets, net                             (15,109)           181
   Loss on sale of branches                                            --             86
   Gain on sale of foreclosed real estate                          (5,906)        (8,403)
   Loss on sale of loans, net                                      89,030         65,491
   Capitalization of originated mortgage servicing rights        (109,483)      (101,615)
   Depreciation and amortization of premises and equipment         19,274         11,225
   Amortization of deferred debt issuance costs                     3,619          4,351
   FHLB stock dividends                                           (28,184)       (14,562)
   Purchases and originations of loans held for sale           (5,570,641)    (4,847,904)
   Net proceeds from the sale of loans held for sale            5,704,949      4,537,939
   Decrease (increase) in other assets                            122,969       (335,037)
   Increase in accrued interest receivable                         (7,103)       (18,649)
   (Decrease) increase in other liabilities                       (85,878)        31,358
   Minority interest                                               19,907         46,192
                                                              -----------    -----------

      Net cash provided by (used in) operating activities     $   451,001    $  (197,145)
                                                              -----------    -----------


See accompanying notes to unaudited consolidated financial statements.

                                                                     (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                 (in thousands)


                                                                               Six Months Ended June 30,
                                                                            ------------------------------
                                                                                 1999            1998
                                                                                 ----            ----

Cash flows from investing activities:
     Nevada Purchase                                                        $    458,943    $         --
     GSAC Acquisition                                                                 --         (13,577)
     Purchases of securities available for sale                                 (791,189)       (513,957)
     Proceeds from maturities of securities available for sale                   355,033         549,442
     Purchases of securities held to maturity                                     (3,066)           (615)
     Proceeds from maturities of securities held to maturity                       1,173             357
     Purchases of mortgage-backed securities available for sale               (3,469,570)     (4,080,424)
     Principal payments on mortgage-backed securities available for sale       2,295,935       1,102,442
     Proceeds from sales of mortgage-backed securities available for sale        193,732           4,686
     Principal payments on mortgage-backed securities held to maturity           368,537         194,445
     Proceeds from sales of loans                                                 10,450             346
     Net (increase) decrease in loans receivable                              (1,586,872)        728,254
     Purchases of FHLB stock, net                                                (98,517)        (71,936)
     Purchases of premises and equipment                                         (67,467)        (37,221)
     Proceeds from disposal of premises and equipment                             46,218           5,840
     Proceeds from sales of foreclosed real estate                                79,116          76,424
     Purchases of mortgage servicing rights                                     (245,711)        (63,628)
     Proceeds from sales of mortgage servicing rights                             57,367              --
                                                                            ------------    ------------
         Net cash flows used in investing activities                          (2,395,888)     (2,119,122)
                                                                            ------------    ------------

Cash flows from financing activities:
     Net decrease in deposits                                                 (1,241,887)       (157,876)
     Proceeds from additional borrowings                                      17,477,254      11,829,493
     Principal payments on borrowings                                        (15,614,925)    (10,321,926)
     Net increase in securities sold under agreements to repurchase            1,109,040       1,019,260
     Bank Preferred Stock Tender Offers                                          (63,957)             --
     Debt Tender Offers                                                             (253)             --
     Redemption of FN Holdings Preferred Stock                                        --         (25,000)
     Dividends paid to minority stockholders, net of taxes                       (24,371)        (53,933)
     Dividends to Parent                                                              --          (2,628)
     Capital distribution to Parent                                                   --             (28)
     Exercise of stock options                                                     6,369              --
     Purchase of treasury stock                                                  (48,040)             --
     Sale of treasury stock                                                          200              --
                                                                            ------------    -------------
         Net cash flows provided by financing activities                       1,599,430       2,287,362
                                                                            ------------    ------------

Net change in cash and cash equivalents                                         (345,457)        (28,905)
Cash and cash equivalents at beginning of period                                 967,950         412,311
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $    622,493    $    383,406
                                                                            ============    ============


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

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

    The accompanying unaudited consolidated financial statements include the accounts of Golden State or the "Company," which owns all of the common stock of Golden State Holdings Inc. ("GS Holdings," formerly FN Holdings), which owns all of the voting common stock of California Federal Bank, A Federal Savings Bank and its subsidiaries (the "Bank"). Unless the context otherwise indicates, "Golden State" or "Company" refers to Golden State Bancorp Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein). On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger. Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank as the surviving entity after the consummation of the Glen Fed Merger.

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

    Minority interest as restated represents amounts attributable to (i) the Bank Preferred Stock that has not been acquired by GS Holdings, (ii) the Preferred Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (iii) that portion of stockholders' equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(2) Acquisitions and Divestitures

    Golden State Acquisition

    On September 11, 1998, Parent Holdings and Hunter's Glen completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement, (i) FN Holdings contributed all of its assets (including all of the voting common stock of California Federal) to GS Holdings (the "FN Holdings Asset Transfer"), (ii) Parent Holdings, which then owned all of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (iii) FN Holdings merged with and into Golden State Financial Corporation, which owned all of the common stock of Glendale Federal (the "FN Holdings Merger", and together with the Golden State Merger, the "Holding Company Mergers"), and (iv) Glendale Federal merged with and into California Federal (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

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

    Merger and integration costs associated with the Golden State Acquisition totalled $1.7 million and $7.7 million for the three and six months ended June 30, 1999, respectively, including severance for terminated California Federal employees, expenses for California Federal branch closures, conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period.

    In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (i) branch consolidations due to duplicate facilities; (ii) employee severance and termination benefits due to a planned reduction in force; and (iii) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). During the six and three months ended June 30, 1999, the Company recorded $4.9 million and $2.6 million, respectively, in additional liabilities related to branch closures. During the six months ended June 30, 1999, $7.5 million, $3.6 million and $9.3 million, respectively, were charged against these liabilities. During the three months ended June 30, 1999, $3.9 million and $.8 million were charged against the liabilities for branch consolidations and contract terminations, respectively. No amount was charged against the liability for severance and termination benefits during the three months ended June 30, 1999. At June 30, 1999, the remaining liabilities totalled $27.3 million, $29.9 million and $2.5 million, respectively.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    On April 16, 1999, the Bank acquired twelve retail branches located in Nevada with deposits of approximately $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. (the "Nevada Purchase"). Intangible assets of $50.7 million were recorded in connection with this acquisition, principally representing the deposit premium paid in the transaction.

    During April 1999, First Nationwide Mortgage Corporation ("FNMC") sold servicing rights for approximately 49,000 loans with an unpaid principal balance of approximately $2.0 billion, recognizing a pre-tax gain of $16.3 million (the "Servicing Sale").

(3) Redemption of FN Holdings Notes

    On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. The premium paid in connection with such redemption was not material.

(4) Cash, Cash Equivalents, and Statements of Cash Flows

    Cash paid for interest on deposits and other interest-bearing liabilities during the six months ended June 30, 1999 and 1998 was $1.1 billion and $775.7 million, respectively.

    During the six months ended June 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $63.1 million from loans receivable to foreclosed real estate and $1.7 million of loans made to facilitate sales of real estate owned.

    During the six months ended June 30, 1998, noncash activity consisted of transfers of $62.4 million from loans receivable to foreclosed real estate, $5.5 million of loans made to facilitate sales of real estate owned and transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans. Noncash activity also includes the retirement of FN Holdings Preferred Stock of $.8 million, the issuance of additional FN Holdings Preferred Stock through preferred stock dividends of $.1 million and dividends to parent of $2.7 million.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5) Segment Reporting

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


                                   Six Months Ended June 30,                 Three Months Ended June 30,
                              -----------------------------------     --------------------------------------
                              Community     Mortgage                    Community     Mortgage
                              Banking       Banking       Total         Banking       Banking         Total
                              -------       -------       -----         -------       -------         -----
                                                            (in thousands)

Net interest income: (1)
1999                         $638,429      $ 23,852      $662,281      $312,358      $ 12,257      $324,615
1998                          333,098        22,680       355,778       166,344        11,685       178,029

Noninterest income: (2)
1999                         $119,683      $117,977      $237,660      $ 60,943      $ 59,830      $120,773
1998                           80,956       103,952       184,908        42,085        52,538        94,623

Noninterest expense: (3)
1999                         $392,952      $ 91,448      $484,400      $183,321      $ 42,070      $225,391
1998                          226,616        78,421       305,037       116,524        42,097       158,621



(1) Includes $57.2 million and $45.7 million for the six months ended June 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $124.0 million and $94.2 million for the six months ended June 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans. Includes $27.6 million and $25.5 million for the three months ended June 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $62.6 million and $51.2 million for the three months ended June 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans.

(2) Includes $25.1 million and $14.7 million for the six months ended June 30, 1999 and 1998, respectively, in intercompany servicing fees. Includes $13.4 million and $7.2 million for the three months ended June 30, 1999 and 1998, respectively, in intercompany servicing fees.

(3) Includes $2.3 million for each of the six month periods ended June 30, 1999 and 1998, in intercompany noninterest expense. Includes $1.2 million for each of the three month periods ended June 30, 1999 and 1998, in intercompany noninterest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The following reconciles the above table to the amounts shown on the consolidated financial statements for the six and three months ended June 30, 1999 and 1998 (in thousands):


                                                           Six Months Ended June 30,     Three Months Ended June 30,
                                                           -------------------------     ---------------------------
                                                              1999            1998           1999           1998
                                                              ----            ----           ----           ----

Net interest income:
Total net interest income for reportable segments           $ 662,281      $ 355,778      $ 324,615      $ 178,029
Elimination of intersegment net interest income               (57,222)       (45,657)       (27,572)       (25,471)
                                                            ---------      ---------      ---------      ---------
Total                                                       $ 605,059      $ 310,121      $ 297,043      $ 152,558
                                                            =========      =========      =========      =========

Noninterest income:
Total noninterest income for reportable segments            $ 237,660      $ 184,908      $ 120,773      $  94,623
Elimination of intersegment servicing fees                    (25,140)       (14,736)       (13,421)        (7,222)
                                                            ---------      ---------      ---------      ---------
Total                                                       $ 212,520      $ 170,172      $ 107,352      $  87,401
                                                            =========      =========      =========      =========

Noninterest expense:
Total noninterest expense for reportable segments           $ 484,400      $ 305,037      $ 225,391      $ 158,621
Elimination of intersegment expense                            (2,320)        (2,320)        (1,160)        (1,160)
                                                            ---------      ---------      ---------      ---------
Total                                                       $ 482,080      $ 302,717      $ 224,231      $ 157,461
                                                            =========      =========      =========      =========

(6) Minority Interest

    On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's balance sheet and resulted in a charge of $3.2 million to minority interest expense.

(7) Stockholders' Equity

    Common Stock

    At June 30, 1999, there were 132,425,190 shares of Golden State Common Stock issued and outstanding (net of treasury stock).

    Treasury Stock

    At June 30, 1999, the Company had 2,145,552 shares of its common stock in treasury at an aggregate cost of $23.02 per share.

    During the fourth quarter of 1998, the board of directors of the Company authorized a $150 million common stock repurchase program. During the second quarter of 1999, this authorization was further expanded to include up to $250 million of all publicly traded securities issued by the Company and any of its subsidiaries. During the second quarter of 1999, the Company repurchased 2,072,600 shares of common stock for an aggregate purchase price of $48.0 million, or an average of $23.18 per share.

    In connection with the Golden State Acquisition, the Company acquired 108,574 shares of Golden State common stock held in treasury with an aggregate cost of $2.0 million. During the three and six months ended June 30, 1999, shares totalling 9,109 and 17,042, respectively, were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition.

    Dividends

    There were no dividends on common stock during the six months ended June 30, 1999 and 1998.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(8) Executive and Stock Compensation

    In connection with the Golden State Acquisition, the Bank is administering a stock option plan that provided for the granting of options of Golden State Common Stock to employees and directors. Upon the consummation of the merger on September 11, 1998, substantially all options outstanding became exercisable. All these stock option plans have expired as to the granting of additional options. During the three and six months ended June 30, 1999, a total of 134,484 and 357,017 options, respectively, were exercised and 86,500 and 172,500 options, respectively, expired. At June 30, 1999, options to exercise an equivalent of 1,464,270 shares remained outstanding under the plans.

    On May 17, 1999, the Golden State Bancorp Inc. Omnibus Stock Plan (the "Stock Plan") was approved, providing for the granting of stock options, stock appreciation rights and restricted stock to employees of Golden State and its subsidiaries, non-employee directors and to consultants who provide significant services to Golden State. The total number of shares available for grant through March 15, 2009 under the Stock Plan is 7,000,000 shares, which may be issued from treasury or from authorized but unissued shares. During the second quarter of 1999, the Company granted to its employees non-qualified stock options equivalent to 1,293,000 shares of common stock at a price of $23.50 per share under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three and six months ended June 30, 1999, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

    On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan
(ECP) was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted stock granted under the Stock Plan discussed above.

(9) Contingent Shares

    During 1998, net tax benefits totalling $102.7 million were realized by California Federal with respect to its gain from the Florida Branch Sale and the receipt of federal income tax refunds in excess of the amount reflected on the Company's consolidated balance sheets. Consistent with the terms of the Golden State Merger agreement, a total of 5,687,996 shares of Golden State Common Stock valued at $102.7 million became issuable to Mafco Holdings and Hunter's Glen as contingent shares as a result of these benefits. On January 21, 1999, a total of 5,540,319 shares of Golden State Common Stock, valued at $100 million, were issued (4,432,255 shares to a subsidiary of Mafco Holdings and 1,108,064 shares to Hunter's Glen). The remaining 147,677 common shares, valued at $2.7 million, are expected to be issued at a future date. Such contingent shares are included, to the extent appropriate, in the basic and diluted earnings per share calculations.

    In accordance with the Golden State Merger agreement, an additional 969,940 and 763,277 shares became issuable during the first and second quarters of 1999, respectively, to a subsidiary of Mafco Holdings and Hunter's Glen as contingent shares. The number of shares is estimated based on the anticipated use in 1999 of pre-merger net operating losses and other net deferred tax assets, and is subject to change based upon actual 1999 earnings and the average share price during the year. Such contingent shares are included in the calculation of diluted earnings per share. See note 10.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(10) Earnings per Share Information

    Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, which is net of common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):


                                         Six Months Ended June 30,                  Three Months Ended June 30,
                                  -----------------------------------------   -----------------------------------------
                                          1999                   1998             1999                   1998
                                  -------------------    ------------------   --------------------  -------------------
                                   Basic      Diluted    Basic     Diluted     Basic      Diluted    Basic     Diluted
                                   EPS         EPS       EPS        EPS        EPS         EPS       EPS         EPS
                                   ---         ---       ---        ---        ---         ---       ---         ---
Net income                        $154,480   $154,480    $335,202  $335,202   $  83,604  $  83,604  $287,544   $287,544
                                  ========   ========    ========  ========   =========  =========  ========   ========

Weighted average common
    shares outstanding             133,303    133,303      56,723    56,723    133,695    133,695     56,723     56,723
Contingently issuable shares           763      2,115          --        --        147      1,881         --         --
                                  --------   --------    --------  --------   ---------  ---------  --------   --------
Total weighted average
    common shares outstanding(i)   134,066    135,418      56,723    56,723    133,842    135,576     56,723     56,723
Effect of dilutive securities:
    Options and warrants(ii)            --      5,804          --        --         --      6,000         --         --
                                  --------   --------    --------  --------   ---------  ---------  --------   --------
       Total                       134,066    141,222      56,723    56,723    133,842    141,576     56,723     56,723
                                  --------   --------    --------  --------   ---------  ---------  --------   --------

Earnings per common share         $   1.15    $  1.09    $   5.91  $   5.91   $   0.62   $    0.59  $   5.07   $   5.07
                                  ========   ========    ========  ========   =========  =========  ========   ========


(i) 1999 total basic weighted average shares outstanding include the effect of 5,540,319 contingent shares issued on January 21, 1999 and 147,677 contingent shares issuable to a subsidiary of Mafco Holdings and Hunter's Glen for the net tax benefits realized by the Bank during 1998.

     1999 total diluted weighted average shares outstanding include the effect of an additional 969,940 shares in the first quarter and 763,277 in the second quarter estimated to be contingently issuable to a subsidiary of Mafco Holdings and Hunter's Glen based on the anticipated use of pre-merger net operating losses. See note 9.

(ii) Golden State's diluted shares outstanding are not affected by the LTW(TM)s until they become exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

(11) Newly Issued Accounting Pronouncements

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

     SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has established a multi-disciplinary task force to assess the statement's effect on the Company's consolidated financial statements and to coordinate its implementation.

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

     Net Income

     Golden State reported net income for the six months ended June 30, 1999 of $154.5 million, or $1.09 per diluted share, compared with net income of $335.2 million, or $5.91 per diluted share, for the corresponding period in 1998. Net income for the six months ended June 30, 1999 includes a $16.3 million pre-tax gain from the Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock. Net income on a core basis, excluding these two items, totalled $148.3 million, or $1.05 per diluted share for the six months ended June 30, 1999. Net income for the six months ended June 30, 1999 also includes $7.7 million in pre-tax merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition. Net income for the six months ended June 30, 1998 includes a $250 million reduction in the valuation allowance established against the Company's deferred tax asset.

     Golden State reported net income for the three months ended June 30, 1999 of $83.6 million, or $0.59 per diluted share, compared with net income of $287.5 million, or $5.07 per diluted share, for the corresponding period in 1998. Net income for the three months ended June 30, 1999 includes a $16.3 million pre-tax gain from the Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock. Net income on a core basis, excluding these two items, totalled $77.4 million, or $0.55 per diluted share for the three months ended June 30, 1999. Net income for the three months ended June 30, 1999 also includes $1.7 million in pre-tax merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition. Net income for the three months ended June 30, 1998 includes a $250 million reduction in the valuation allowance established against the Company's deferred tax asset.

     Financial Condition

     During the six months ended June 30, 1999, consolidated total assets increased $2.0 billion, to $56.8 billion from December 31, 1998, and total liabilities increased from $52.7 billion to $54.8 billion.

     During the six months ended June 30, 1999, stockholders' equity decreased $48.5 million to $1.5 billion. The decrease in stockholders' equity is the net result of a $161.5 million net unrealized loss on securities available for sale and $48.0 million in purchases of treasury stock, partially offset by $154.5 million in net income for the period, $6.4 million from the exercise of stock options and $.2 million in proceeds from the sale of treasury stock. The unrealized loss on securities available for sale is primarily a result of a decline in the value of the Company's mortgage-backed securities available for sale due to an increase in Treasury yields and higher spreads on private label collateralized mortgage obligations. This unrealized loss represents a decline in the total mortgage-backed securities available for sale portfolio of less than 2%.

     Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $260 million at June 30, 1999 compared with $310 million at December 31, 1998. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.46% at June 30, 1999 from 0.57% at December 31, 1998.

     Year 2000

     The Year 2000 remediation process for existing mission-critical systems was completed in the first quarter of 1999, as well as the testing and certification of these systems and applications. In addition, during February and March of 1999, the Company participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Company has also assessed risks related to the potential failure of material third parties to be ready for the year 2000.

     The contingency plan for the critical supply vendors was completed mid-February 1999 and contingency plans were completed for all other material service providers by June 30, 1999. The support plan for applications maintained in-house will be completed by September 30, 1999. In addition, contingency plans for critical business areas to address liquidity, customer communications, operations issues, and potential failures surrounding the Year 2000 event were completed by June 30, 1999.

     It is currently expected that costs related to making the Company's computer systems, applications and facilities Year 2000 compliant will total approximately $17.6 million over the years 1997 to 2000. Of this amount, $15.0 million has been incurred since the inception of the Year 2000 project through June 30, 1999. Noninterest expense for the three and six months ended June 30, 1999 included approximately $2.3 million and $4.7 million, respectively, in connection with the Company's Year 2000 efforts.

     For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in the Company's 1998 Form 10-K.

     Achievement of Merger Cost Savings

     In connection with the Golden State Acquisition, management pledged to reduce operating expenses of the combined entity by $160.2 million, representing a 44% reduction from historical levels of the acquired entities' noninterest expense, by December 31, 1999. As of June 30, 1999, management estimates that its current operating expenses have been reduced to a level such that this goal has been achieved. Annualized operating expenses for the month ended June 30, 1999 were approximately $162 million lower than comparable expenses (plus a 3.5% factor for inflation) included in pro forma financial statements prepared in connection with the Golden State Acquisition and included in the Company's proxy statement dated July 15, 1998.

RESULTS OF OPERATIONS

     Six months ended June 30, 1999 versus six months ended June 30, 1998

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.


                                                                  Six Months Ended June 30, 1999
                                                          ----------------------------------------------
                                                            Average                           Average
                                                            Balance          Interest           Rate
                                                            -------          --------           ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
   Securities and interest-bearing deposits in banks (2)   $ 1,545          $   47            6.05%
   Mortgage-backed securities available for sale            13,476             423            6.29
   Mortgage-backed securities held to maturity               2,555              96            7.51
   Loans held for sale, net                                  2,069              68            6.54
   Loans receivable, net                                    30,967           1,135            7.33
   FHLB stock                                                1,082              28            5.25
                                                           -------          ------
         Total interest-earning assets                      51,694           1,797            6.95
                                                                            ------
Noninterest-earning assets                                   4,101
                                                           -------
         Total assets                                      $55,795
                                                           =======


LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                                $24,072             444            3.72
   Securities sold under agreements to repurchase (3)        4,311             108            4.97
   Borrowings (3                                            23,560             640            5.48
                                                           -------          ------
         Total interest-bearing liabilities                 51,943           1,192            4.62
                                                                            ------
Noninterest-bearing liabilities                              1,680
Minority interest                                              566
Stockholders' equity                                         1,606
                                                           -------
         Total liabilities, minority interest
             and stockholders' equity                      $55,795
                                                           =======
Net interest income                                                         $  605
                                                                            ======
Interest rate spread                                                                          2.33%
                                                                                              ====
Net interest margin                                                                           2.30%
                                                                                              ====

Return on average assets                                                                      0.55%
                                                                                              ====
Return on average equity                                                                     19.23%
                                                                                             =====

Average equity to average assets                                                              2.88%
                                                                                              ====



                                                                         Six Months Ended June 30, 1998
                                                                 ---------------------------------------------
                                                                 Average                                Average
                                                                 Balance            Interest              Rate
                                                                 -------            --------              ----
                                                                              (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)      $ 1,016          $   31            6.18%
     Mortgage-backed securities available for sale                5,716             178            6.25
     Mortgage-backed securities held to maturity                  1,236              47            7.67
     Loans held for sale, net                                     1,641              58            7.10
     Loans receivable, net                                       19,462             762            7.82
     FHLB stock                                                     494              15            5.95
                                                                -------          ------
         Total interest-earning assets                           29,565           1,091            7.38
                                                                                 ------
Noninterest-earning assets                                        2,729
                                                                -------
         Total assets                                           $32,294
                                                                =======


LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                   $16,206             355            4.42
     Securities sold under agreements to repurchase               2,028              57            5.59
     Borrowings                                                  11,491             369            6.48
                                                                -------          ------
         Total interest-bearing liabilities                      29,725             781            5.30
                                                                                 ------
Noninterest-bearing liabilities                                   1,086
Minority interest                                                   993
Stockholders' equity                                                490
                                                                -------
         Total liabilities, minority interest
            and stockholders' equity                            $32,294
                                                                =======

Net interest income                                                              $  310
                                                                                 ======
Interest rate spread                                                                               2.08%
                                                                                                   ====
Net interest margin                                                                                2.05%
                                                                                                   ====

Return on average assets                                                                           2.08%
                                                                                                   ====
Return on average equity                                                                         136.75%
                                                                                                 ======
Average equity to average assets                                                                   1.52%
                                                                                                   ====



--------------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
(3) Interest and average rate include the impact of interest rate swaps.

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



                                                       Six Months Ended June 30, 1999 vs. 1998
                                                              Increase (Decrease) Due to
                                                           ---------------------------------
                                                           Volume        Rate         Net
                                                           ------        ----         ---
INTEREST INCOME:                                                     (in millions)
     Securities and interest-bearing deposits in banks      $  17       $  (1)      $  16
     Mortgage-backed securities available for sale            244           1         245
     Mortgage-backed securities held to maturity               50          (1)         49
     Loans held for sale, net                                  15          (5)         10
     Loans receivable, net                                    418         (45)        373
     FHLB stock                                                15          (2)         13
                                                            -----       -----       -----
               Total                                          759         (53)        706
                                                            -----       -----       -----

INTEREST EXPENSE:

     Deposits                                                 132         (43)         89
     Securities sold under agreements to repurchase            56          (5)         51
     Borrowings                                               318         (47)        271
                                                            -----       -----       -----
               Total                                          506         (95)        411
                                                            -----       -----       -----
                  Change in net interest income             $ 253       $  42       $ 295
                                                            =====       =====       =====


    The volume variances in total interest income and total interest expense for the six months ended June 30, 1999 compared to the corresponding period in 1998 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the additional volume related to the Golden State Acquisition and the assumption of debt securities from the GS Escrow Merger (the "GS Holdings Notes"), partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $42 million is primarily attributed to the lower interest rates paid on new borrowings (including the Refinancing Transactions), the lower cost of funds on deposits and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by prepayments of higher rate interest-earning assets and repricing of variable rate loans.

     Interest Income. Total interest income was $1.8 billion for the six months ended June 30, 1999, an increase of $706 million from the six months ended June 30, 1998. Total interest-earning assets for the six months ended June 30, 1999 averaged $51.7 billion, compared to $29.6 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the six months ended June 30, 1999 decreased to 6.95% from 7.38% for the six months ended June 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable rate loans.

     Golden State earned $1.1 billion of interest income on loans receivable for the six months ended June 30, 1999, an increase of $373 million from the six months ended June 30, 1998. The average balance of loans receivable was $31.0 billion for the six months ended June 30, 1999, compared to $19.5 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.33% for the six months ended June 30, 1999 from 7.82% for the six months ended June 30, 1998, primarily due to declining market rates. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

     Golden State earned $68 million of interest income on loans held for sale for the six months ended June 30, 1999, an increase of $10 million from the six months ended June 30, 1998. The average balance of loans held for sale was $2.1 billion for the six months ended June 30, 1999, an increase of $428 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the six months ended June 30, 1999. The weighted average rate on loans held for sale decreased to 6.54% for the six months ended June 30, 1999 from 7.10% for the six months ended June 30, 1998, primarily due to declining market rates.

     Interest income on mortgage-backed securities available for sale was $423 million for the six months ended June 30, 1999, an increase of $245 million from the six months ended June 30, 1998. The average portfolio balances increased $7.8 billion, to $13.5 billion, for the six months ended June 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 6.25% for the six months ended June 30, 1998 to 6.29% for the six months ended June 30, 1999. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

     Interest income on mortgage-backed securities held to maturity was $96 million for the six months ended June 30, 1999, an increase of $49 million from the six months ended June 30, 1998. The average portfolio balance increased $1.3 billion, to $2.6 billion, for the six months ended June 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during the third quarter of 1998. The weighted average rates for the six months ended June 30, 1999 and 1998 were 7.51% and 7.67%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $47 million for the six months ended June 30, 1999, an increase of $16 million from the six months ended June 30, 1998. The average portfolio balance increased from $1.0 billion for the six months ended June 30, 1998 to $1.5 billion for the six months ended June 30, 1999. The decrease in the weighted average rate from 6.18% for the six months ended June 30, 1998 to 6.05% for the six months ended June 30, 1999 reflects the decline in market interest rates.

     Dividends on FHLB stock were $28 million for the six months ended June 30, 1999, an increase of $13 million from the six months ended June 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the six months ended June 30, 1999 and 1998 was $1.1 billion and .5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.25% for the six months ended June 30, 1999 from 5.95% for the six months ended June 30, 1998, reflecting lower dividends declared by the FHLB.

     Interest Expense. Total interest expense was $1.2 billion for the six months ended June 30, 1999, an increase of $411 million from the six months ended June 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

     Interest expense on customer deposits, including brokered deposits, was $444 million for the six months ended June 30, 1999, an increase of $89 million from the six months ended June 30, 1998. The average balance of customer deposits outstanding increased from $16.2 billion for the six months ended June 30, 1998 to $24.1 billion for the six months ended June 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.72% for the six months ended June 30, 1999 from 4.42% for the six months ended June 30, 1998, primarily due to the higher average balances of lower rate custodial transaction accounts in 1999 compared to 1998, the lower cost of funds on deposits assumed in the Golden State Acquisition and the Nevada Purchase, lower market interest rates and a change in the Bank's certificate of deposit pricing strategy.

     Interest expense on securities sold under agreements to repurchase totalled $108 million for the six months ended June 30, 1999, an increase of $51 million from the six months ended June 30, 1998. The average balance of such borrowings for the six months ended June 30, 1999 and 1998 was $4.3 billion and $2.0 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 4.97% for the six months ended June 30, 1999 from 5.59% for the six months ended June 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

     Interest expense on borrowings totalled $640 million for the six months ended June 30, 1999, an increase of $271 million from the six months ended June 30, 1998. The average balance outstanding for the six months ended June 30, 1999 and 1998 was $23.6 billion and $11.5 billion, respectively. The weighted average interest rate on these instruments decreased to 5.48% for the six months ended June 30, 1999 from 6.48% for the six months ended June 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

     Net Interest Income. Net interest income was $605 million for the six months ended June 30, 1999, an increase of $295 million from the six months ended June 30, 1998, primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition and an increase in the net interest margin. The interest rate spread increased to 2.33% for the six months ended June 30, 1999 from 2.08% for the six months ended June 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sales of loans and gain on sales of assets, was $212.5 million for the six months ended June 30, 1999, an increase of $42.3 million from the six months ended June 30, 1998.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $70.3 million for the six months ended June 30, 1999, compared to $71.4 million for the six months ended June 30, 1998. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $46.8 billion at June 30, 1998 to $69.2 billion at June 30, 1999, incremental loan servicing fees were offset by amortization related to higher average MSR (as defined herein) basis in the six months ended June 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

     Customer banking fees were $91.4 million for the six months ended June 30, 1999 compared to $51.2 million for the six months ended June 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

     During the six months ended June 30, 1999, California Federal sold $5.8 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $4.5 billion of such sales for the corresponding period in 1998. Gain on sale of loans totalled $20.5 million for the six months ended June 30, 1999, a decrease of $15.7 million from the six months ended June 30, 1998. The decrease includes an $8.8 million adjustment recorded during the second quarter of 1999 to reflect the lower of cost or market valuation on residential loans held for sale at June 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $6.8 million higher in 1998 compared to 1999.

     Net gain on sale of assets totalled $15.1 million for the six months ended June 30, 1999, an increase of $15.3 million from the six months ended June 30, 1998, primarily attributed to the Servicing Sale.

     Other noninterest income was $15.3 million for the six months ended June 30, 1999 compared to $11.7 million for the six months ended June 30, 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund and an increase in disbursement float income.

     Noninterest Expense. Total noninterest expense was $482.1 million for the six months ended June 30, 1999, an increase of $179.4 million compared to the six months ended June 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the six months ended June 30, 1999 included increases of $75.1 million in compensation, $30.4 million in occupancy and equipment, $6.9 million in merger and integration costs incurred in connection with the Golden State Acquisition, $11.9 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $30.3 million in other noninterest expense, all primarily as a result of the Golden State Acquisition.

     Compensation and employee benefits expense was $202.7 million for the six months ended June 30, 1999, an increase of $75.1 million from the six months ended June 30, 1998. The increase is primarily attributed to an additional 2,582 employees at June 30, 1999 compared to June 30, 1998, mainly due to the Golden State Acquisition.

     Occupancy and equipment was $71.7 million and $41.3 million for the six months ended June 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition as well as $4.8 million of adjustments to previously established accruals for vacant facilities that are not expected to be recurring.

     Merger and integration costs were $7.7 million for the six months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Management does not expect to incur any significant additional merger and integration costs from this transaction.

     Amortization of intangible assets was $35.2 million for the six months ended June 30, 1999, an increase of $11.9 million from the six months ended June 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

     Other noninterest expense was $80.8 million in 1999 compared to $50.5 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition. In addition, results for the six months ended June 30, 1999 include $6.2 million in operating expenses related to back office support; such charges are not expected to be recurring.

     Provision for Income Tax. During the six months ended June 30, 1999 and 1998, Golden State recorded income tax expense of $151.1 million and an income tax benefit of $223.8 million, respectively. Golden State's effective Federal tax rate was 39% and (157%) during the six months ended June 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization for both periods, which was more than offset by a $250 million reduction in the deferred tax asset valuation allowance for the period ended June 30, 1998. Golden State's effective state tax rate was 8% and 15% during the six months ended June 30, 1999 and 1998, respectively.

     Minority Interest. Minority interest for the six months ended June 30, 1999 includes $3.2 million in net premium paid in connection with the redemption of the Bank's 105/8% Preferred Stock. Dividends on the Bank Preferred Stock that has not been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $22.8 million, respectively, were recorded during the six months ended June 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $9.6 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999. Minority interest for the six months ended June 30, 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     During the six months ended June 30, 1998, minority interest includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock of $26.5 million, $.6 million and $22.8 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $2.9 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $.8 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Three months ended June 30, 1999 versus three months ended June 30, 1998

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.



                                                                  Three Months Ended June 30, 1999
                                                               -------------------------------------
                                                               Average                       Average
                                                               Balance          Interest       Rate
                                                               -------          --------       ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):

     Securities and interest-bearing deposits in banks (2)      $ 1,646       $    23          5.78%
     Mortgage-backed securities available for sale               13,960           220          6.29
     Mortgage-backed securities held to maturity                  2,466            45          7.37
     Loans held for sale, net                                     1,977            33          6.69
     Loans receivable, net                                       31,211           568          7.27
     FHLB stock                                                   1,120            15          5.24
                                                                -------       -------
         Total interest-earning assets                           52,380           904          6.90
                                                                              -------
Noninterest-earning assets                                        3,968
                                                                -------
         Total assets                                           $56,348
                                                                =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:

     Deposits                                                   $24,132           222          3.69
     Securities sold under agreements to repurchase (3)           4,302            54          4.92
     Borrowings (3)                                              24,238           331          5.48
                                                                -------       -------
         Total interest-bearing liabilities                      52,672           607          4.62
                                                                              -------
Noninterest-bearing liabilities                                   1,546
Minority interest                                                   533
Stockholders' equity                                              1,597
                                                                -------
         Total liabilities, minority interest
              and stockholders' equity                          $56,348
                                                                =======

Net interest income                                                           $   297
                                                                              =======
Interest rate spread                                                                           2.28%
                                                                                               ====
Net interest margin                                                                            2.25%
                                                                                               ====

Return on average assets                                                                       0.59%
                                                                                               ====
Return on average equity                                                                      20.94%
                                                                                              =====
Average equity to average assets                                                               2.83%
                                                                                               ====




                                                                  Three Months Ended June 30, 1998
                                                               --------------------------------------
                                                               Average                        Average
                                                               Balance       Interest          Rate
                                                               -------       --------          ----
                                                                                (dollars in millions)
ASSETS

Interest-earning assets (1):

     Securities and interest-bearing deposits in banks (2)     $ 1,079      $    16          6.09%
     Mortgage-backed securities available for sale               6,343           97          6.12
     Mortgage-backed securities held to maturity                 1,179           22          7.65
     Loans held for sale, net                                    1,848           31          6.69
     Loans receivable, net                                      19,131          377          7.87
     FHLB stock                                                    513            8          5.91
                                                               -------      -------
         Total interest-earning assets                          30,093          551          7.32
                                                                            -------
Noninterest-earning assets                                       3,244
                                                               -------
         Total assets                                          $33,337
                                                               =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:

     Deposits                                                  $16,277          177          4.36
     Securities sold under agreements to repurchase              2,192           30          5.51
     Borrowings                                                 11,867          191          6.46
                                                               -------       ------
         Total interest-bearing liabilities                     30,336          398          5.27
                                                                             ------
Noninterest-bearing liabilities                                  1,464
Minority interest                                                  987
Stockholders' equity                                               550
                                                               -------
         Total liabilities, minority interest
              and stockholder's equity                         $33,337
                                                               =======
Net interest income                                                          $   153
                                                                             =======
Interest rate spread                                                                         2.05%
                                                                                             ====
Net interest margin                                                                          2.01%
                                                                                             ====

Return on average assets                                                                     3.45%
                                                                                             ====
Return on average equity                                                                   208.89%
                                                                                           ======
Average equity to average assets                                                             1.65%
                                                                                             ====


---------------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
(3) Interest and average rate include the impact of interest rate swaps.

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


                                                       Three Months Ended June 30, 1999 vs. 1998
                                                                  Increase (Decrease) Due to
                                                       -----------------------------------------
                                                            Volume        Rate           Net
                                                            ------        ----           ---
INTEREST INCOME:                                                            (in millions)

     Securities and interest-bearing deposits in banks      $  8         $ (1)         $  7
     Mortgage-backed securities available for sale           120            3           123
     Mortgage-backed securities held to maturity              24           (1)           23
     Loans held for sale, net                                  2           --             2
     Loans receivable, net                                   218          (27)          191
     FHLB stock                                                8           (1)            7
                                                            ----         ----          ----
               Total                                         380          (27)          353
                                                            ----         ----          ----

INTEREST EXPENSE:

     Deposits                                                 66          (21)           45
     Securities sold under agreements to repurchase           27           (3)           24
     Borrowings                                              164          (24)          140
                                                            ----         ----          ----
               Total                                         257          (48)          209
                                                            ----         ----          ----
                  Change in net interest income             $123         $ 21          $144
                                                            ====         ====          ====


     The volume variances in total interest income and total interest expense for the three months ended June 30, 1999 compared to the corresponding period in 1998 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances, the additional volume related to the Golden State Acquisition, the deposits assumed in the Nevada Purchase and the assumption of the GS Holdings Notes, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $21 million is primarily attributed to lower interest rates paid on new borrowings (including the Refinancing Transactions), the lower cost of funds on deposits and the lower costing liabilities assumed in the Golden State Acquisition, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1999 and 1998, prepayments of higher rate interest-earning assets and repricing of variable rate loans and mortgage-backed securities.

     Interest Income. Total interest income was $904 million for the three months ended June 30, 1999, an increase of $353 million from the three months ended June 30, 1998. Total interest-earning assets for the three months ended June 30, 1999 averaged $52.4 billion, compared to $30.1 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the three months ended June 30, 1999 decreased to 6.90% from 7.32% for the three months ended June 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable rate loans.

     Golden State earned $568 million of interest income on loans receivable for the three months ended June 30, 1999, an increase of $191 million from the three months ended June 30, 1998. The average balance of loans receivable was $31.2 billion for the three months ended June 30, 1999, compared to $19.1 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.27% for the three months ended June 30, 1999 from 7.87% for the three months ended June 30, 1998, primarily due to declining market rates. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

     Golden State earned $33 million of interest income on loans held for sale for the three months ended June 30, 1999, an increase of $2 million from the three months ended June 30, 1998. The average balance of loans held for sale was $2.0 billion for the three months ended June 30, 1999, an increase of $129 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended June 30, 1999. The weighted average rate on loans held for sale was 6.69% for each of the three month periods ended June 30, 1999 and 1998.

     Interest income on mortgage-backed securities available for sale was $220 million for the three months ended June 30, 1999, an increase of $123 million from the three months ended June 30, 1998. The average portfolio balances increased $7.6 billion, to $14.0 billion, for the three months ended June 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 6.12% for the three months ended June 30, 1998 to 6.29% for the three months ended June 30, 1999. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

     Interest income on mortgage-backed securities held to maturity was $45 million for the three months ended June 30, 1999, an increase of $23 million from the three months ended June 30, 1998. The average portfolio balance increased $1.3 billion, to $2.5 billion, for the three months ended June 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during the third quarter of 1998. The weighted average rates for the three months ended June 30, 1999 and 1998 were 7.37% and 7.65%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $23 million for the three months ended June 30, 1999, an increase of $7 million from the three months ended June 30, 1998. The average portfolio balance increased from $1.1 billion for the three months ended June 30, 1998 to $1.6 billion for the three months ended June 30, 1999. The decrease in the weighted average rate from 6.09% for the three months ended June 30, 1998 to 5.78% for the three months ended June 30, 1999 reflects the decline in market interest rates.

     Dividends on FHLB stock were $15 million for the three months ended June 30, 1999, an increase of $7 million from the three months ended June 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the three months ended June 30, 1999 and 1998 was $1.1 billion and $.5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.24% for the three months ended June 30, 1999 from 5.91% for the three months ended June 30, 1998, reflecting lower dividends declared by the FHLB.

     Interest Expense. Total interest expense was $607 million for the three months ended June 30, 1999, an increase of $209 million from the three months ended June 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

     Interest expense on customer deposits, including brokered deposits, was $222 million for the three months ended June 30, 1999, an increase of $45 million from the three months ended June 30, 1998. The average balance of customer deposits outstanding increased from $16.3 billion for the three months ended June 30, 1998 to $24.1 billion for the three months ended June 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.69% for the three months ended June 30, 1999 from 4.36% for the three months ended June 30, 1998, primarily due to the higher average balances of lower rate custodial transaction accounts in 1999 compared to 1998, the lower cost of funds on deposits assumed in the Golden State Acquisition, lower market interest rates and a change in the Bank's certificate of deposit pricing strategy.

     Interest expense on securities sold under agreements to repurchase totalled $54 million for the three months ended June 30, 1999, an increase of $24 million from the three months ended June 30, 1998. The average balance of such borrowings for the three months ended June 30, 1999 and 1998 was $4.3 billion and $2.2 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 4.92% for the three months ended June 30, 1999 from 5.51% for the three months ended June 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

     Interest expense on borrowings totalled $331 million for the three months ended June 30, 1999, an increase of $140 million from the three months ended June 30, 1998. The average balance outstanding for the three months ended June 30, 1999 and 1998 was $24.2 billion and $11.9 billion, respectively. The weighted average interest rate on these instruments decreased to 5.48% for the three months ended June 30, 1999 from 6.46% for the three months ended June 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

     Net Interest Income. Net interest income was $297 million for the three months ended June 30, 1999, an increase of $144 million from the three months ended June 30, 1998. The interest rate spread increased to 2.28% for the three months ended June 30, 1999 from 2.05% for the three months ended June 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sales of loans and gain on sales of assets, was $107.4 million for the three months ended June 30, 1999, an increase of $20.0 million from the three months ended June 30, 1998.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $34.3 million for the three months ended June 30, 1999, compared to $34.4 million for the three months ended June 30, 1998. Although the single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $46.8 billion at June 30, 1998 to $69.2 billion at June 30, 1999, incremental loan servicing fees were offset by amortization related to higher average MSR basis in the three months ended June 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production, which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

     Customer banking fees were $46.6 million for the three months ended June 30, 1999 compared to $25.9 million for the three months ended June 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

     During the three months ended June 30, 1999, California Federal sold $2.6 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $2.7 billion of such sales for the corresponding period in 1998. Gain on sale of loans was $4.9 million for the three months ended June 30, 1999, a decrease of $16.8 million from the three months ended June 30, 1998. The decrease includes an $8.8 million adjustment recorded during the second quarter of 1999 to reflect the lower of cost or market valuation on residential loans held for sale at June 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $4.0 million higher in 1998 compared to 1999.

     Gain on sale of assets totalled $14.9 million for the three months ended June 30, 1999, an increase of $14.7 million from the three months ended June 30, 1998, primarily attributed to the Servicing Sale.

     Noninterest Expense. Total noninterest expense was $224.2 million for the three months ended June 30, 1999, an increase of $66.8 million compared to the three months ended June 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the three months ended June 30, 1999 included increases of $35.1 million in compensation, $12.1 million in occupancy and equipment, $.8 million in merger and integration costs incurred in connection with the Golden State Acquisition, $5.9 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $6.7 million in other noninterest expense, all primarily as a result of the Golden State Acquisition.

     Compensation and employee benefits expense was $99.6 million for the three months ended June 30, 1999, an increase of $35.1 million from the three months ended June 30, 1998. The increase is primarily attributed to an additional 2,582 employees at June 30, 1999 compared to June 30, 1998, mainly due to the Golden State Acquisition.

     Occupancy and equipment was $31.9 million and $19.8 million for the three months ended June 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition.

     Merger and integration costs were $1.7 million for the three months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs are not expected to be incurred during the remainder of 1999.

     Amortization of intangible assets was $18.0 million for the three months ended June 30, 1999, an increase of $5.9 million from the three months ended June 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

     Other noninterest expense was $32.9 million in 1999 compared to $26.3 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition.

     Provision for Income Tax. During the three months ended June 30, 1999 and 1998, Golden State recorded income tax expense of $80.8 million and an income tax benefit of $237.7 million, respectively. Golden State's effective Federal tax rate was 38% and (342)% during the three months ended June 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization for both periods, which was more than offset by a $250 million reduction in the deferred tax asset valuation allowance for the period ended June 30, 1998. Golden State's effective state tax rate was 8% and 15% during the three months ended June 30, 1999 and 1998, respectively.

     Minority Interest. Minority interest for the three months ended June 30, 1999 includes $3.2 million in net premium paid in connection with the redemption of the Bank's 10 5/8% Preferred Stock. Dividends on the Bank Preferred Stock that has not been acquired by GS Holdings and the REIT Preferred Stock totalling $.9 million and $11.4 million, respectively, were recorded during the three months ended June 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999.

     During the three months ended June 30, 1998, minority interest includes dividends on the Bank Preferred Stock and the REIT Preferred Stock of $13.2 million and $11.4 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $.5 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See -- "Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded provisions for loan losses of $10 million and $20 million during the six months ended June 30, 1999 and 1998, respectively, and $5 million and $10 million during the three months ended June 30, 1999 and 1998, respectively.

     The decrease in the provision for loan losses during the six and three month periods ended June 30, 1999 compared to the same periods in 1998 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

     Activity in the allowance for loan losses is as follows (in thousands):


                                Six Months Ended June 30,      Three Months Ended June 30,
                                -------------------------      ---------------------------
                                   1999          1998             1999          1998
                                   ----          ----             ----           ----
Balance - beginning of period   $ 588,533      $ 418,674       $ 583,214      $ 419,130
   Provision for loan losses       10,000         20,000           5,000         10,000
   Charge-offs                    (21,483)       (20,503)        (11,179)        (9,104)
   Recoveries                       1,989          2,494           1,334            639
   Reclassification                  (670)          --              --             --
                                ---------      ---------       ---------      ---------
Balance - end of period         $ 578,369      $ 420,665       $ 578,369      $ 420,665
                                =========      =========       =========      =========

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

     Golden State, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At June 30, 1999, approximately 76% of the Company's loan portfolio consisted of ARMs.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 1999 is as follows:






                                                                              Maturity/Rate Sensitivity
                                                          ---------------------------------------------------------------
                                                            Within        1-5         Over 5     Noninterest
                                                            1 Year        Years        Years      Bearing        Total
                                                            ------        -----        -----      -------        -----
                                                                             (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                           $    242     $   --       $     85     $   --       $    327
Securities available for sale (3)                             1,164         --           --           --          1,164
Mortgage-backed securities
     available for sale (3)                                  13,912         --           --           --         13,912
Mortgage-backed securities
     held to maturity (1)(4)                                  2,364           23           12         --          2,399
Loans held for sale, net (3)(5)                               2,132         --           --           --          2,132
Loans receivable, net (1)(6)                                 18,596        9,097        4,290         --         31,983
Investment in FHLB                                            1,125         --           --           --          1,125
                                                           --------     --------     --------     --------     --------
     Total interest-earning assets                           39,535        9,120        4,387         --         53,042
Noninterest-earning assets                                     --           --           --          3,793        3,793
                                                           --------     --------     --------     --------     --------
                                                           $ 39,535     $  9,120     $  4,387     $  3,793     $ 56,835
                                                           ========     ========     ========     ========     ========

INTEREST-BEARING LIABILITIES:

Deposits (7)                                               $ 21,377     $  2,538     $      6     $   --       $ 23,921
Securities sold under agreements to
     repurchase (1)                                           5,347         --           --           --          5,347
FHLB advances (1)                                            10,543       11,530         --           --         22,073
Other borrowings (1)                                             51        1,207          899         --          2,157
                                                           --------     --------     --------     --------     --------
     Total interest-bearing liabilities                      37,318       15,275          905         --         53,498
Noninterest-bearing liabilities                                --           --           --          1,271        1,271
Minority interest                                              --           --           --            533          533
Stockholders' equity                                           --           --           --          1,533        1,533
                                                           --------     --------     --------     --------     --------
                                                           $ 37,318       15,275     $    905     $  3,337     $ 56,835
                                                           ========     ========     ========     ========     ========

Gap before interest rate swap agreements                   $  2,217     $ (6,155)    $  3,482                  $   (456)
Interest rate swap agreements                                (1,050)       1,050           --                        --
                                                           --------     --------     --------                  --------
Gap                                                        $  1,167     $ (5,105)    $  3,482                  $   (456)
                                                           ========     ========     ========                  ========

Cumulative gap                                             $  1,167     $ (3,938)    $   (456)                 $   (456)
                                                           ========     ========     ========                  ========
Gap as a percentage of total assets                            2.05%       (8.98)%       6.13%                    (0.80)%
                                                           ========     ========     ========                  ========
Cumulative gap as a percentage of total assets                 2.05%       (6.93)%      (0.80)%                   (0.80)%
                                                           ========     ========     ========                  ========


-----------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 1999. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $253 million of securities held to maturity, $74 million of short-term investment securities and less than $.1 million of interest-bearing deposits in other banks.
(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying non-performing loans of $3 million.
(5)  Excludes non-performing loans of $11 million.
(6) Excludes allowance for loan losses of $578 million and non-performing loans of $176 million.
(7)  Fixed rate deposits and deposits with a fixed pricing    interval are
     reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At June 30, 1999, interest-bearing liabilities of Golden State exceeded interest-earning assets by $456 million. At December 31, 1998, interest-bearing liabilities of Golden State exceeded interest-earning assets by approximately $373 million.

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

LIQUIDITY

     The major source of funding for Golden State on an unconsolidated basis is distributions from its subsidiary, GS Holdings, which receives most of its funding from distributions of the Bank's earnings and tax sharing payments. Net income generated by the Bank is used to meet its cash flow needs, including paying dividends on its preferred stock, and may be distributed, subject to certain restrictions, to GS Holdings. In turn, GS Holdings uses distributions received from the Bank primarily to meet debt service requirements, pay any expenses it may incur, and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Dividend Policy of the Bank," "Business - Regulation of the Bank" and note 28 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Form 10-K.

     The Company anticipates that on a consolidated basis, cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $622.5 million at June 30, 1999, the Company has substantial additional borrowing capacity with the FHLB and other sources.

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

     The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending June 30, 2000 aggregate $10.0 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 1999, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $15.9 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 1999 were $17.5 billion in proceeds from additional borrowings, $5.7 billion in proceeds from sales of loans held for sale, $2.7 billion from principal payments on mortgage backed securities available for sale and held to maturity, a $1.1 billion net increase in securities sold under agreements to repurchase, $459 million from the Nevada Purchase, and $356 million from maturities of securities available for sale and held to maturity. The primary uses of funds were $15.6 billion in principal payments on borrowings, $5.6 billion in purchases and originations of loans held for sale, $4.3 billion in purchases of securities and mortgage-backed securities available for sale, a net increase in loans receivable of $1.6 billion, and $1.2 billion from a net decrease in deposits.

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the six months ended June 30, 1999 and the year ended December 31, 1998.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company considers a loan to be impaired when, based upon current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. In addition, loans collectively reviewed for impairment by the Company include all single-family loans, business banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the work-out process.

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

     At June 30, 1999, the carrying value of loans that were considered to be impaired totalled $119.1 million (of which $20.9 million were on non-performing status). The average recorded investment in impaired loans during the six and three month periods ended June 30, 1999 was approximately $140.3 million and $135.9 million, respectively. For the six and three month periods ended June 30, 1999, Golden State recognized interest income on those impaired loans of $4.3 million and $1.4 million, respectively, which included $.3 million and less than $.1 million, respectively, of interest income recognized using the cash basis method of income recognition. The following table presents the carrying amounts of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected as non-performing, impaired or restructured using each individual loan's contractual unpaid principal balance.


                                                                         June 30, 1999
                                                      ------------------------------------------------------
                                                      Non-performing           Impaired        Restructured
                                                      --------------           --------        ------------
                                                                             (in millions)
Real Estate:
    1-4 unit residential                                    $165             $   --              $  3
    5+ unit residential                                        8                 39                 8
    Commercial and other                                      10                 70                19
    Land                                                      --                  1                --
    Construction                                              --                 --                --
                                                            ----               ----              ----
       Total real estate                                     183                110                30
Non-real estate                                                7                  9                --
                                                            ----               ----              ----
       Total loans                                           190      (a)      $119   (b)         $30
                                                                               ====               ===
Foreclosed real estate, net                                   68
Repossessed assets                                             2
                                                            ----
       Total non-performing assets                          $260
                                                            ====



                                                                       December 31, 1998
                                                      ------------------------------------------------------
                                                      Non-performing           Impaired        Restructured
                                                      --------------           --------        ------------
                                                                             (in millions)
  Real Estate:
     1-4 unit residential                                    $190            $   --              $  4
     5+ unit residential                                       16                55                 9
     Commercial and other                                      10                78                19
     Land     --                                               --                 1                --
     Construction                                               1                 1                --
                                                          -------           -------             -----
         Total real estate                                    217               135                32
  Non-real estate                                               9                --                --
                                                          -------           -------             -----
         Total loans                                          226      (a)     $135   (b)         $32
                                                                               ====               ===
  Foreclosed real estate, net                                  80
  Repossessed assets                                            4
                                                           ------
         Total non-performing assets                         $310
                                                           ======

                                                                                               (Continued)

------------

(a) Includes loans securitized with recourse on non-performing status of $3.0 million and $6.0 million at June 30, 1999 and December 31, 1998, respectively, and loans held for sale on non-performing status of $11.0 million and $17.0 million at June 30, 1999 and December 31, 1998, respectively.

(b) Includes $20.9 million and $32.5 million of non-performing loans at June 30, 1999 and December 31, 1998, respectively. Also includes $15.2 million and $16.4 million of loans classified as troubled debt restructurings at June 30, 1999 and December 31, 1998, respectively

     There were no accruing loans contractually past due 90 days or more at June 30, 1999 or December 31, 1998.

     The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $260 million at June 30, 1999, from $310 million at December 31, 1998. Non-performing assets as a percentage of the Bank's total assets decreased to 0.46% at June 30, 1999, from 0.57% at December 31, 1998.

     Golden State, through the Bank, manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. Each of these three functions is charged with the responsibility of reducing the risk profile within the commercial, multi-family and other asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of June 30, 1999:


                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                               (dollars in millions)
     Region:
         California                       $  21               $  6              $  27                11%
         Northeast (1)                      108                 44                152                60
         Other regions                       54                 18                 72                29
                                           ----                ---               ----               ---
              Total                        $183                $68               $251               100%
                                           ====                ===               ====               ===

---------------------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine, and Vermont.

(2) Net of purchase accounting adjustments.

     At June 30, 1999, the Company's largest non-performing asset was approximately $6.1 million, and it had four non-performing assets over $2 million in size with balances averaging approximately $4.6 million. At June 30, 1999, the Company had 1,464 non-performing assets below $2 million in size, including 1,367 non-performing 1-4 unit residential assets.

     An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated and is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

     The formula allowance is determined by applying loss factors against all non-impaired loans. Loss factors may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are calculated based on migration models that estimate the probability that loans will become delinquent and ultimately result in foreclosure, and the rates of loss that have been experienced on foreclosed loans. The foreclosure migration and loss severity rates are then averaged over the past eight years in order to capture experience across a period that management believes approximates a business cycle. A contingency factor is then added to provide for the modeling risk associated with imprecision in estimating inherent loan losses.

     The specific allowances are established against individual loans, including impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for which management has performed analyses and concluded that there is a high probability that loss will be incurred based on delinquency status or determination that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of collateral deficiency, including consideration of costs that will likely be incurred through the disposal of any repossessed collateral.

     The unallocated allowance is established for inherent losses which may not have been identified through the more objective processes used to derive the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes, and trends in problem loan and loss recovery rates.

     At June 30, 1999, the allowance for loan losses was $578 million, consisting of a $378 million formula allowance, a $40 million specific allowance and a $160 million unallocated allowance.

     Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:


                                                          5+ Unit
                                                         Residential
                                          1-4 Unit      and Commercial    Consumer
                                         Residential     Real Estate      and Other         Total
                                         -----------     -----------      ---------         -----
                                                        (in millions)
Balance - December 31, 1998                 $ 251           $ 278           $  60           $ 589
     Provision for loan losses                 --               4               1               5
     Charge-offs                               (5)             (2)             (4)            (11)
     Recoveries                                --              --               1               1
     Reclassification                          --              --              (1)             (1)
                                            -----           -----           -----           -----
Balance - March 31, 1999                      246             280              57             583
     Provision for loan losses                  2               1               2               5
     Charge-offs                               (5)             (3)             (3)            (11)
     Recoveries                                --              --              --               1
                                            -----           -----           -----           -----
Balance - June 30, 1999                     $ 243           $ 278           $  57           $ 578
                                            =====           =====           =====           =====



     The ratio of allowance for loan losses to non-performing loans at June 30, 1999 and December 31, 1998 was 304.8% and 256.8%, respectively.

MORTGAGE BANKING OPERATIONS

     The Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, has significantly expanded its mortgage banking operations. During the six months ended June 30, 1999 and 1998, FNMC acquired mortgage-servicing rights on loan portfolios of $9.3 billion and $3.6 billion, respectively, as a result of bulk servicing acquisitions and flow purchases, and sold servicing rights during the six months ended June 30, 1999 of $2.0 billion on approximately 49,000 loans in the Servicing Sale. With these acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Golden State Acquisition, the originated servicing and the Servicing Sale, the 1-4 unit residential loans serviced for others (including loans subserviced for others and excluding loans serviced for the Bank) totalled $69.2 billion at June 30, 1999, an increase of $3.8 billion and $22.4 billion from December 31, 1998 and June 30, 1998, respectively. During the six months ended June 30, 1999, the Bank, through FNMC, originated $9.6 billion and sold (generally with servicing retained) $5.8 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the six months ended June 30, 1999 totalled $167.5 million, an increase of $42.5 million from the six months ended June 30, 1998. Gross loan servicing fees for the six months ended June 30, 1999 were reduced by $102.6 million of amortization of servicing rights to arrive at net loan servicing fees of $64.9 million for FNMC.

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

     The Company owned several derivative instruments at June 30, 1999 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions, principal only swaps, and prepayment-linked swaps. The interest rate floor contracts had a notional amount of $590.0 million, a strike rate of 5.5%, mature in the year 2004 and had an estimated fair value of $7.4 million at June 30, 1999. Premiums paid to counterparties in exchange for cash payments when the 10 year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had notional amounts of $2.3 billion, strike rates between 5.3% and 5.9%, expire between August and November 2001 and had an estimated fair value of $23.0 million at June 30, 1999. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $150.9 million and an estimated fair value of $(.6) million at June 30, 1999. The prepayment-linked swaps had original notional amounts of $213.3 million and an estimated fair value of $.4 million at June 30, 1999.

     The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 1999 (in millions):


                                                                       Total MSR
                                                 MSRs      MSR Hedge    Balance
                                                 ----      ---------    -------
Balance at December 31, 1998                    $   922       $  22     $   944
 Additions - bulk purchases                         149          --         149
 Originated servicing                               109          --         109
 Additions - other purchases                         62          --          62
 Premiums paid                                       --           8           8
 Servicing Sale                                     (17)         --         (17)
 Interest rate floor sales                           --          (7)         (7)
 Payments made to counterparties, net                --           9           9
 Amortization                                       (91)        (14)       (105)
                                                -------       -----     -------
Balance at June 30, 1999                        $ 1,134       $  18     $ 1,152
                                                =======       =====     =======


     Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At June 30, 1999 and December 31, 1998, no allowance for impairment of the MSRs was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core capital" or "leverage capital" ratio) must be at least 4%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirement, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. These capital requirements are applicable to the Bank but not to Golden State. The Bank is not subject to any such individual regulatory capital requirement that is higher than the minimum.

     At June 30, 1999, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.18%, 5.18% and 11.63%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of June 30, 1999:



                                                                 Tangible        Core        Risk-based
                                                                 Capital        Capital        Capital
                                                                 -------        -------        -------
                                                                        (dollars in millions)

Stockholders' equity of the Bank                                 $ 3,619       $ 3,619       $ 3,619
Minority interest - REIT Preferred Stock                             500           500           500
Unrealized holding loss on securities available for sale, net        156           156           156
Non-qualifying MSRs                                                 (115)         (115)         (115)
Non-allowable capital:
      Intangible assets                                             (939)         (939)         (939)
      Goodwill Litigation Assets                                    (160)         (160)         (160)
      Investment in non-includable subsidiaries                      (58)          (58)          (58)
      Excess deferred tax asset                                     (124)         (124)         (124)
Supplemental capital:
      Qualifying subordinated debentures                            --            --              93
      General loan loss allowance                                   --            --             356
Assets required to be deducted:
      Land loans with more than 80% LTV ratio                       --            --             (22)
      Equity in subsidiaries                                        --            --               9)
      Low-level recourse deduction                                  --            --             (12)
                                                                 -------       -------       -------
Regulatory capital of the Bank                                     2,879         2,879         3,285
Minimum regulatory capital requirement                               834         2,225         2,260
                                                                 -------       -------       -------
Excess above minimum capital requirement                         $ 2,045       $   654       $ 1,025
                                                                 =======       =======       =======

Regulatory capital of the Bank                                      5.18%         5.18%        11.63%
Minimum regulatory capital requirement                              1.50          4.00          8.00
                                                                 -------       -------       -------
Excess above minimum capital requirement                            3.68%         1.18%         3.63%
                                                                 =======       =======       =======



     The amount of adjusted total assets used for the tangible and leverage capital ratios is $55.6 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $28.2 billion.

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

     To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At June 30, 1999, California Federal's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                        Risk-based
                                        Leverage   ----------------------
                                         Capital   Tier 1  Total Capital
                                         -------   ------  -------------

Regulatory capital of the Bank             5.18%   10.15%     11.63%
"Well capitalized" ratio                   5.00     6.00      10.00
                                           ----    -----      -----
Excess above "well capitalized" ratio      0.18%    4.15%      1.63%
                                           ====    =====      =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 1999, $124 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Goodwill Litigation Against the Government

     On April 9, 1999, the Claims Court issued its decision in a claim by the Bank against the United States Government (the "Government") in the lawsuit, Glendale Federal Bank, Federal Savings Bank v. United States, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank.

     On April 16, 1999, the Claims Court issued its decision in a claim by the Bank against the Government in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. This decision has been appealed by the Government and the Bank.

     In each of the Glendale Goodwill Litigation and the California Federal Litigation, it is alleged, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which each of Glendale Federal and California Federal seek damages and restitution. The claims arose from changes mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") with respect to the rules for computing regulatory capital.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held on May 17, 1999, the following matters were submitted to a vote of security holders with the indicated number of votes being cast for, against or withheld, and with the indicated number of abstentions and broker non-votes:

1. To elect five members of the Board of Directors to hold office until the 2002 annual meeting of stockholders or until their successors are duly elected and qualified.

                              Number of Votes
                         -------------------------
                            For           Withheld
                        -----------       --------

Bob Bullock *           121,077,666       947,773
John F. King            121,175,118       850,321
Gabrielle K. McDonald   121,084,319       941,120
B. M. Rankin, Jr        121,100,413       925,026
Robert Setrakian        121,099,867       925,572


* See Item 5 - Other Information.

2. To approve the Golden State Bancorp Inc. Omnibus Stock Plan which included the authorization for issuance of up to 7,000,000 shares of common stock of the Company.

    For                                                          86,244,268
    Against                                                      23,907,981
    Abstain                                                         332,828
    Broker non-vote                                              11,540,362


3.  To approve the Golden State Bancorp Inc. Executive Compensation Plan.

    For                                                         119,179,185
    Against                                                       2,592,463
    Abstain                                                         253,791
    Broker non-vote                                                       0

4. To ratify the appointment of KPMG LLP to serve as the Company's independent auditors for the year ending December 31, 1999.

    For                                                         121,393,920
    Against                                                         529,858
    Abstain                                                         101,661
    Broker non-vote                                                       0

ITEM 5.  OTHER INFORMATION.

     The Honorable Bob Bullock, Director of the Company, died on June 18, 1999. The Company anticipates that this position will be filled at a later date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

         10.1 Amendment to Employment Agreement dated as of May 1, 1999, between California Federal Bank, A Federal Savings Bank, and Christie S. Flanagan.

         10.2  Golden State Bancorp Inc. Omnibus Stock Plan.

         10.3  Golden State Bancorp Inc. Executive Compensation Plan.

         27.1  Financial Data Schedule.

     (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Golden State Bancorp Inc.

                                        /s/ Richard H. Terzian
                                   ------------------------------------------
                                   By:  Richard H. Terzian
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/ Renee Nichols Tucei
                                   ------------------------------------------
                                   By:  Renee Nichols Tucei
                                        Executive Vice President and Controller
                                        (Principal Accounting Officer)



August 10, 1999