Form 10-Q
period 1999-09-30
GOLDEN STATE BANCORP INC
filed 1999-11-10
CIK 1019508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended              September 30, 1999
                               -------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A             to               N/A
                              --------------------------------------------------



Commission File Number:       333-28037
                      ----------------------------------------------------------


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

     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on October 31, 1999: 126,099,524 shares.




                               Page 1 of 51 pages
                            Exhibit index on page 50

                            GOLDEN STATE BANCORP INC.
                     THIRD QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
          ---------------------
  Item 1. Consolidated Financial Statements

          Unaudited Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998.............................3

          Unaudited Consolidated Statements of Income
          Nine months ended September 30, 1999 and 1998........................4

          Unaudited Consolidated Statements of Income
          Three months ended September 30, 1999 and 1998.......................5

          Unaudited Consolidated  Statements of Comprehensive Income
          Nine months ended September 30, 1999 and 1998........................6

          Unaudited Consolidated Statements of Comprehensive Income (Loss)
          Three months ended September 30, 1999 and 1998.......................7

          Unaudited Consolidated Statement of Stockholders' Equity
          Nine months ended September 30, 1999.................................8

          Unaudited  Consolidated  Statements  of  Cash  Flows
          Nine months ended September 30, 1999 and 1998........................9

          Notes to Unaudited Consolidated Financial Statements................11

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................21

  Item 3. Quantitative and Qualitative Disclosures about Market Risk .........48


PART II.  OTHER INFORMATION
          -----------------
  Item 1. Legal Proceedings ..................................................49

  Item 2. Changes in Securities...............................................49

  Item 3. Defaults Upon Senior Securities.....................................49

  Item 4. Submission of Matters to a Vote of Security Holders.................49

  Item 5. Other Information ..................................................49

  Item 6. Exhibits and Reports on Form 8-K ...................................50

  Signatures .................................................................51

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                             September 30,         December 31,
                         Assets                                                  1999                  1998
                         ------                                                  ----                  ----
Cash and amounts due from banks                                               $   468,638          $  854,954
Interest-bearing deposits in other banks                                               53              52,671
Short-term investment securities                                                   73,947              60,325
                                                                              -----------          ----------
         Cash and cash equivalents                                                542,638             967,950

Securities available for sale, at fair value                                    1,106,469             770,747
Securities held to maturity                                                       213,892             250,964
Mortgage-backed securities available for sale, at fair value                   13,735,096          12,947,992
Mortgage-backed securities held to maturity                                     2,265,838           2,770,913
Loans held for sale, net                                                          819,383           2,366,583
Loans receivable, net                                                          32,468,353          30,280,944
Investment in Federal Home Loan Bank ("FHLB") System                            1,139,687           1,000,147
Premises and equipment, net                                                       334,230             336,874
Foreclosed real estate, net                                                        45,545              80,068
Accrued interest receivable                                                       315,415             317,455
Intangible assets (net of accumulated amortization of $166,503
      at September 30, 1999 and $113,709 at December 31, 1998)                    874,418             923,598
Mortgage servicing rights                                                       1,229,515             943,581
Other assets                                                                      715,330             911,168
                                                                              -----------         -----------
          Total Assets                                                        $55,805,809         $54,868,984
                                                                              ===========         ===========



          Liabilities, Minority Interest and Stockholders' Equity
          -------------------------------------------------------

Deposits                                                                      $23,675,979         $24,620,066
Securities sold under agreements to repurchase                                  5,963,925           4,238,395
Borrowings                                                                     22,969,455          22,375,557
Other liabilities                                                               1,242,288           1,459,750
                                                                              -----------         -----------
          Total liabilities                                                    53,851,647          52,693,768
                                                                              -----------         -----------

Commitments and contingencies                                                          --                  --

Minority interest                                                                 500,000             593,438

Stockholders' equity:
    Common stock  ($1.00 par value, 250,000,000 shares
         authorized, 134,720,683 and 128,687,763 shares issued at
         September 30, 1999 and December 31, 1998, respectively)                  134,721             128,688
    Additional paid-in capital                                                  1,381,183           1,392,155
    Accumulated other comprehensive (loss) income                                (199,498)              6,151
    Retained earnings (substantially restricted)                                  308,092              56,471
    Treasury stock (8,065,459 and 89,994 shares at September 30,
         1999 and December 31, 1998, respectively)                               (170,336)             (1,687)
                                                                              -----------         -----------
         Total stockholders' equity                                             1,454,162           1,581,778
                                                                              -----------         -----------
         Total liabilities, minority interest and stockholders' equity        $55,805,809         $54,868,984
                                                                              ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                         1999             1998
                                                                                         ----             ----
Interest income:
    Loans receivable                                                                  $1,721,858       $1,169,834
    Mortgage-backed securities available for sale                                        645,539          294,174
    Mortgage-backed securities held to maturity                                          137,810           80,025
    Loans held for sale                                                                   95,958           85,070
    Securities available for sale                                                         57,513           40,459
    Securities held to maturity                                                            9,053            2,727
    Interest-bearing deposits in other banks                                               3,851           23,009
    Dividends on FHLB stock                                                               43,143           22,463
                                                                                     -----------       ----------
       Total interest income                                                           2,714,725        1,717,761
                                                                                     -----------       ----------
Interest expense:
    Deposits                                                                             667,387          545,734
    Securities sold under agreements to repurchase                                       188,085          106,386
    Borrowings                                                                           967,102          579,308
                                                                                     -----------      -----------
       Total interest expense                                                          1,822,574        1,231,428
                                                                                     -----------      -----------
       Net interest income                                                               892,151          486,333
    Provision for loan losses                                                             10,000           30,000
                                                                                     -----------      -----------
       Net interest income after provision for loan losses                               882,151          456,333
                                                                                     -----------      -----------
Noninterest income:
    Loan servicing fees, net                                                             108,358          106,070
    Customer banking fees and service charges                                            138,820           79,475
    Gain on sale of loans, net                                                            25,385           49,989
    Gain on sale of assets, net                                                           18,296              235
    Gain on sale of branches, net                                                          2,343          108,825
    Other income                                                                          21,792           16,045
                                                                                     -----------      -----------
       Total noninterest income                                                          314,994          360,639
                                                                                     -----------      -----------
Noninterest expense:
    Compensation and employee benefits                                                   300,489          200,605
    Occupancy and equipment                                                              110,224           65,085
    Loan expense                                                                          29,249           33,863
    Professional fees                                                                     39,894           30,812
    Marketing                                                                             24,161           12,009
    Data processing                                                                       17,786           10,274
    Savings Association Insurance Fund deposit insurance premium                          10,817            7,840
    Foreclosed real estate operations, net                                                (5,068)          (6,024)
    Merger and integration costs                                                           7,747           31,917
    Amortization of intangible assets                                                     52,794           36,380
    Other expense                                                                        116,169           80,473
                                                                                     -----------      -----------
       Total noninterest expense                                                         704,262          503,234
                                                                                     -----------      -----------

Income before income taxes,  minority interest and extraordinary item                    492,883          313,738
Income tax expense (benefit)                                                             105,759         (151,845)
Minority interest: provision in lieu of income tax expense                               122,684               --
Minority interest: other                                                                  28,338           82,598
                                                                                     -----------      -----------
    Income before extraordinary item                                                     236,102          382,985
Extraordinary item - loss on early extinguishment of debt, net of tax                         --           80,007
                                                                                     -----------      -----------
    Net income                                                                       $   236,102      $   302,978
                                                                                     ===========      ===========
Earnings per share:
    Basic
       Before extraordinary item                                                           $1.78            $6.25
       Extraordinary item                                                                     --            (1.31)
                                                                                           -----            -----
       Net income                                                                          $1.78            $4.94
                                                                                           =====            =====
    Diluted
       Before extraordinary item                                                           $1.67            $6.15
       Extraordinary item                                                                     --            (1.28)
                                                                                           -----            -----
       Net income                                                                          $1.67            $4.87
                                                                                           =====            =====

See accompanying notes to unaudited consolidated financial statements.

                                     Page 4

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                        Three Months Ended September 30,
                                                                                        -------------------------------
                                                                                            1999             1998
                                                                                            ----             ----
Interest income:
   Loans receivable                                                                       $587,080        $ 408,494
   Mortgage-backed securities available for sale                                           221,923          115,645
   Mortgage-backed securities held to maturity                                              41,910           32,592
   Loans held for sale                                                                      28,266           26,840
   Securities available for sale                                                            19,399           12,173
   Securities held to maturity                                                               2,750            1,155
   Interest-bearing deposits in other banks                                                  1,551           21,438
   Dividends on FHLB stock                                                                  14,959            7,901
                                                                                          --------        ---------
       Total interest income                                                               917,838          626,238
                                                                                          --------        ---------
Interest expense:
   Deposits                                                                                223,329          190,532
   Securities sold under agreements to repurchase                                           80,475           49,337
   Borrowings                                                                              326,942          210,157
                                                                                          --------        ---------
       Total interest expense                                                              630,746          450,026
                                                                                          --------        ---------
       Net interest income                                                                 287,092          176,212
   Provision for loan losses                                                                    --           10,000
                                                                                          --------        ---------
       Net interest income after provision for loan losses                                 287,092          166,212
                                                                                          --------        ---------
Noninterest income:
   Loan servicing fees, net                                                                 38,068           34,707
   Customer banking fees and service charges                                                47,453           28,278
   Gain on sale of loans, net                                                                4,932           13,865
   Gain on sale of assets, net                                                               3,187              416
   Gain on sale of branches, net                                                             2,343          108,911
   Other income                                                                              6,491            4,290
                                                                                          --------        ---------
       Total noninterest income                                                            102,474          190,467
                                                                                          --------        ---------
Noninterest expense:
   Compensation and employee benefits                                                       97,831           73,031
   Occupancy and equipment                                                                  38,528           23,756
   Loan expense                                                                              7,109           10,363
   Professional fees                                                                        12,625           11,243
   Marketing                                                                                 6,927            2,142
   Data processing                                                                           5,804            3,877
   Savings Association Insurance Fund deposit insurance premium                              3,384            2,786
   Foreclosed real estate operations, net                                                   (3,000)            (886)
   Merger and integration costs                                                                 --           31,054
   Amortization of intangible assets                                                        17,626           13,151
   Other expense                                                                            35,348           30,000
                                                                                          --------        ---------
      Total noninterest expense                                                            222,182          200,517
                                                                                          --------        ---------

Income before income taxes,  minority interest and extraordinary item                      167,384          156,162
Income tax (benefit) expense                                                               (45,353)          71,973
Minority interest: provision in lieu of income tax expense                                 122,684               --
Minority interest: other                                                                     8,431           36,406
                                                                                          --------       ----------
   Income before extraordinary item                                                         81,622           47,783
Extraordinary item - loss on early extinguishment of debt, net of tax                           --           80,007
                                                                                          --------        ----------
   Net income (loss)                                                                      $ 81,622        $ (32,224)
                                                                                          ========        =========
Earnings per share:
   Basic
      Before extraordinary item                                                             $ 0.63           $ 0.68
      Extraordinary item                                                                        --            (1.14)
                                                                                            ------           ------
      Net income (loss)                                                                     $ 0.63           $(0.46)
                                                                                            ======           ======
   Diluted
      Before extraordinary item                                                             $ 0.58           $ 0.65
      Extraordinary item                                                                        --            (1.09)
                                                                                            ------           ------
      Net income (loss)                                                                     $ 0.58           $(0.44)
                                                                                            ======           ======

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1999               1998
                                                                                ----               ----
Net income                                                                    $236,102           $302,978

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss)gain on securities available for sale:
   Unrealized holding (loss) gain arising during the period                   (204,906)             6,654
   Less: reclassification adjustment for gain included
     in net income                                                                (743)              (536)
                                                                              --------           --------
Other comprehensive (loss) income                                             (205,649)             6,118
                                                                              --------           --------

Comprehensive income                                                          $ 30,453           $309,096
                                                                              ========           ========




See accompanying notes to unaudited consolidated financial statements.

                                     Page 6

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                                1999              1998
                                                                                ----              ----
Net income (loss)                                                             $ 81,622          $(32,224)

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss)gain on securities available for sale:
    Unrealized holding (loss) gain arising during the period                   (43,571)           13,150
    Less: reclassification adjustment for (gain) loss
      included in net income                                                      (549)               29
                                                                              --------          --------
Other comprehensive (loss) income                                              (44,120)           13,179
                                                                              --------          --------

Comprehensive income (loss)                                                   $ 37,502          $(19,045)
                                                                              ========          ========



See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                                     Accumulated     Retained       Common Stock
                                      Common Stock     Additional       Other        Earnings        in Treasury          Total
                                      ------------       Paid-in    Comprehensive (Substantially     -----------       Stockholders'
                                  Shares      Amount     Capital    Income (Loss)   Restricted)   Shares     Amount       Equity
                                  ------      ------     -------    ------------    ----------    ------     ------       ------

Balance at December 31, 1998    128,687,763  $128,688  $1,392,155    $     6,151    $ 56,471     (89,994)  $  (1,687)    $1,581,778


Net income                               --        --          --             --     236,102          --          --        236,102
Change in net unrealized
  holding gain (loss)on
  securities available
  for sale                               --        --          --       (205,649)         --          --          --       (205,649)
Golden State Acquisition -
  see note 2                             --        --     (12,380)            --          --          --          --        (12,380)
Adjustment to initial dividend
  of tax benefits to former
  parent due to deconsolidation          --        --          --             --      15,519          --          --         15,519
Reclassification of
  Litigation Tracking Warrants
  owned by the Bank                      --        --          --             --          --          --      (1,987)        (1,987)
Distribution of issuable shares   5,540,319     5,540      (5,540)            --          --          --          --             --
Impact of restricted stock           56,908        57         181             --          --          --          --            238
Purchase of treasury stock               --        --          --             --          --  (8,048,700)   (168,290)      (168,290)
Sale of treasury stock                   --        --        (677)            --          --      73,235       1,628            951
Exercise of stock options           435,693       436       7,444             --          --          --          --          7,880
                                -----------  --------  ----------     ----------    --------  ----------   ---------     ----------


Balance at September 30, 1999   134,720,683  $134,721  $1,381,183      $(199,498)   $308,092  (8,065,459)  $(170,336)    $1,454,162
                                ===========  ========  ==========      =========    ========  ==========   =========     ==========

See accompanying notes to unaudited consolidated financial statements.

                                     Page 8

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (in thousands)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                      1999               1998
                                                                                      ----               ----
Cash flows from operating activities:
Net income                                                                        $  236,102         $  302,978
Adjustments to reconcile net income to net cash provided by (used  in)
   operating activities:
   Amortization of intangible assets                                                  52,794             36,380
   Amortization (accretion) of purchase accounting premiums and
      discounts, net                                                                   8,902             (7,633)
   Accretion of discount on borrowings                                                   756                547
   Amortization of mortgage servicing rights                                         157,782             92,003
   Provision for loan losses                                                          10,000             30,000
   Gain on sale of assets, net                                                       (18,296)              (235)
   Gain on sale of branches, net                                                      (2,343)          (108,825)
   Gain on sale of foreclosed real estate                                            (10,494)           (11,331)
   Loss on sale of loans, net                                                        147,013             88,514
   Capitalization of originated mortgage servicing rights                           (172,398)          (138,503)
   Extraordinary loss on early extinguishment of debt, net                                --             80,007
   Depreciation and amortization of premises and equipment                            29,925             17,364
   Amortization of deferred debt issuance costs                                        5,456              6,974
   FHLB stock dividends                                                              (43,143)           (22,463)
   Purchases and originations of loans held for sale                              (7,217,334)        (6,391,601)
   Net proceeds from the sale of loans held for sale                               8,509,343          6,354,361
   Decrease (increase) in other assets                                               206,050           (169,859)
   Decrease (increase) in accrued interest receivable                                  2,040            (10,131)
   Decrease in other liabilities                                                     (49,713)          (300,698)
   Amortization of deferred compensation expense-restricted stock                        238                 --
   Minority interest                                                                  28,338             82,598
                                                                                  ----------         ----------
         Net cash provided by (used in) operating activities                      $1,881,018         $  (69,553)
                                                                                  ----------         ----------

See accompanying notes to unaudited consolidated financial statements.
                                                                                                   (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                  1999              1998
                                                                                  ----              ----
Cash flows from investing activities:
   Nevada Purchase                                                           $   458,943      $         --
   GSAC Acquisition                                                                   --           (13,577)
   Cal Fed Acquisition                                                                --            58,386
   Golden State Acquisition                                                           --           782,233
   Purchases of securities available for sale                                   (791,952)         (531,774)
   Proceeds from maturities of securities available for sale                     390,328           803,296
   Purchases of securities held to maturity                                      (27,527)             (897)
   Proceeds from maturities of securities held to maturity                        64,855             2,263
   Purchases of mortgage-backed securities available for sale                 (4,140,171)       (6,096,235)
   Principal payments on mortgage-backed securities available for sale         3,088,120         1,921,973
   Proceeds from sales of mortgage-backed securities available for sale          193,732            13,703
   Principal payments on mortgage-backed securities held to maturity             504,968           289,026
   Proceeds from sales of loans                                                   16,820             8,433
   Net (increase) decrease in loans receivable                                (2,386,785)        1,255,430
   Purchases of FHLB stock, net                                                  (98,517)          (79,459)
   Purchases of premises and equipment                                           (79,832)          (51,223)
   Proceeds from disposal of premises and equipment                               47,002            19,228
   Proceeds from sales of foreclosed real estate                                 114,938           121,785
   Purchases of mortgage servicing rights                                       (289,922)          (68,203)
   Proceeds from sales of mortgage servicing rights                               30,616                --
                                                                             -----------      ------------
       Net cash flows used in investing activities                            (2,904,384)       (1,565,612)
                                                                             -----------      ------------
Cash flows from financing activities:
   Branch Sales                                                                  (69,340)       (1,267,517)
   Net decrease in deposits                                                   (1,412,908)         (791,519)
   Proceeds from additional borrowings                                        22,388,086        17,098,354
   Principal payments on borrowings                                          (21,751,828)      (14,845,668)
   Net increase in securities sold under agreements to repurchase              1,725,530         1,464,311
   GS Escrow Merger                                                                   --         1,970,285
   Bank Preferred Stock Tender Offers                                            (97,621)         (227,345)
   Debt Tender Offers                                                               (253)         (879,879)
   Redemption of FN Holdings Preferred Stock                                          --           (25,000)
   Dividends paid to minority stockholders, net of taxes                         (24,153)          (84,196)
   Capital distribution to Parent                                                     --               (28)
   Exercise of stock options                                                       7,880                --
   Purchase of treasury stock                                                   (168,290)               --
   Sale of treasury stock                                                            951                28
                                                                             -----------      ------------
       Net cash flows provided by financing activities                           598,054         2,411,826
                                                                             -----------      ------------

Net change in cash and cash equivalents                                         (425,312)          776,661
Cash and cash equivalents at beginning of period                                 967,950           412,311
                                                                             -----------      ------------
Cash and cash equivalents at end of period                                   $   542,638      $  1,188,972
                                                                             ===========      ============

See accompanying notes to unaudited consolidated financial statements.

                                    Page 10

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine month periods in the prior year have been reclassified to conform with the current period's presentation.

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

       Minority interest represents amounts attributable to (i) the Bank Preferred Stock that had not been acquired by GS Holdings, (ii) the Preferred
Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (iii) that portion of stockholders' equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock.

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

       Merger and integration costs associated with the Golden State Acquisition totaled $7.7 million for the nine months ended September 30, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during the third quarter of 1999.

       During the third quarter of 1999, the Company recorded fair value and other adjustments to reduce intangible assets in the Golden State Acquisition by $16.6 million, $18.1 million and $12.4 million related to (i) previously accrued severance and contract termination costs (which had not been utilized upon completion of the integration plan), (ii) a "true-up" adjustment of the deferred tax asset and (iii) the purchase price, respectively.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       During April 1999, First Nationwide Mortgage Corporation ("FNMC") sold servicing rights for approximately 49,000 loans with an unpaid principal balance of approximately $2.0 billion, recognizing a pre-tax gain of $16.3 million (the "Servicing Sale").

(3)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS

       Cash paid for interest on deposits and other interest-bearing liabilities during the nine months ended September 30, 1999 and 1998 was $1.7 billion and $1.2 billion, respectively.

       During the nine months ended September 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $108.1 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $81.0 million from loans receivable and loans held for sale to foreclosed real estate and $8.4 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the nine months ended September 30, 1999 also included (i) a reduction of $18.9 million in previously accrued severance and contract termination costs, (ii) an $18.1 million "true-up" adjustment of the deferred tax asset and $12.4 million in purchase price adjustments related to the Golden State Acquisition, (iii) an increase of $181 thousand and $57 thousand in additional paid-in capital and common stock, respectively, reflecting the impact of 56,908 shares of restricted common stock issued during the quarter, (iv) an increase of $2.0 million in treasury stock reflecting the after-tax effect of a reclassification by the Bank from other assets of the value associated with Litigation Tracking Warrants ("LTW TMs") that have been withdrawn by holders and (v) an increase of $15.5 million in retained earnings related to an adjustment of the initial dividend of tax benefits due to First Gibraltar and Hunter's Glen upon the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition.

       During the nine months ended September 30, 1998, noncash activity consisted of transfers of $85.3 million from loans receivable to foreclosed real estate, $5.9 million of loans made to facilitate sales of real estate owned, transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities available for sale and $1.9 billion from loans receivable to mortgage-backed securities held to maturity upon the securitization of certain of the Bank's multi-family loans. Noncash activity also included a $267.9 million dividend related to the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition, the issuance of additional FN Holdings Preferred Stock through FN Holdings Preferred Stock dividends of $0.6 million, and the retirement of FN Holdings Preferred Stock of $25.0 million.

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

                                   Nine Months Ended September 30,               Three Months Ended September 30,
                                 -----------------------------------           ----------------------------------
                                 Community       Mortgage                      Community       Mortgage
                                  Banking        Banking       Total            Banking        Banking        Total
                                 ---------       --------      -----           ---------       --------       -----

                                                                     (in thousands)
Net interest income: (1)
1999                          $  936,245      $  40,562     $  976,807       $  297,816      $   16,710    $  314,526
1998                             521,727         36,286        558,013          188,629          13,606       202,235

Noninterest income:  (2)
1999                          $  187,088      $ 164,678     $  351,766       $   67,405      $   46,701    $  114,106
1998                             227,395        156,417        383,812          146,439          52,465       198,904

Noninterest expense: (3)
1999                          $  575,401      $ 132,341     $  707,742       $  182,449      $   40,893    $  223,342
1998                             383,353        123,361        506,714          156,737          44,940       201,677

----------
(1) Includes $84.7 million and $71.7 million for the nine months ended September 30, 1999 and 1998 respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $184.9 million and $140.5 million for the nine months ended September 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans. Includes $27.4 million and $26.0 million for the three months ended September 30, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $60.8 million and $46.4 million for the three months ended September 30, 1999 and 1998, respectively, in interest income and expense on intercompany loans.
(2) Includes $36.8 million and $23.2 million for the nine months ended September 30, 1999 and 1998 respectively, in intercompany servicing fees. Includes $11.6 million and $8.4 million for the three months ended September 30, 1999 and 1998, respectively, in intercompany servicing fees.
(3) Includes $3.5 million in each of the nine-month periods ended September 30, 1999 and 1998 in intercompany noninterest expense. Includes $1.2 million in each of the three-month periods ended September 30, 1999 and 1998 in intercompany noninterest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the nine and three months ended September 30, 1999 and 1998 (in thousands):

                                                             Nine Months Ended               Three Months Ended
                                                               September 30,                    September 30,
                                                          ----------------------            ----------------------

                                                           1999              1998           1999               1998
                                                           ----              ----           ----               ----
Net interest income:
Total net interest income for reportable segments       $976,807          $558,013        $314,526            $202,235
Elimination of intersegment net interest income          (84,656)          (71,680)        (27,434)            (26,023)
                                                        --------          --------        ---------           --------

     Total                                              $892,151          $486,333        $287,092            $176,212
                                                        ========          ========        ========            ========

Noninterest income:
Total noninterest income for reportable segments        $351,766         $383,812         $114,106            $198,904
Elimination of intersegment servicing fees               (36,772)         (23,173)         (11,632)             (8,437)
                                                        --------         --------         --------            --------

     Total                                              $314,994         $360,639         $102,474            $190,467
                                                        ========         ========         ========            ========

Noninterest expense:
Total noninterest expense for reportable segments       $707,742         $506,714         $223,342            $201,677
Elimination of intersegment expense                       (3,480)          (3,480)          (1,160)             (1,160)
                                                        --------         --------         --------            --------

     Total                                              $704,262         $503,234         $222,182            $200,517
                                                        ========         ========         ========            ========

(5)    REDEMPTION OF FN HOLDINGS NOTES

       On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. The premium paid in connection with such redemption was not material.

(6)    REFINANCING TRANSACTIONS

       On August 6, 1998,  GS Escrow  Corp.  ("GS  Escrow"),  an affiliate of GS
Holdings, issued $2 billion in debt securities, referred to as the GS Escrow Notes. The GS Escrow Notes were issued to fund, in part, the cash tender offers, discussed below, that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Escrow Notes are included in Golden State's other assets and are being amortized over the life of such notes.

       On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock, which together had a total aggregate liquidation preference of $473.2 million. During the third quarter of 1998, 607,711 shares of the 10 5/8% Preferred Stock and 1,432,937 shares of the 11 1/2% Preferred Stock were purchased for an aggregate purchase price of $227.3 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totaled $19.5 million and are reflected as minority interest expense on the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

       On September 14, 1998, GS Holdings commenced cash tender offers for the FN Holdings Notes, which had an aggregate principal amount of $915 million. On September 17, 1998, GS Holdings purchased $735.8 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $902.5 million. The after-tax tender premiums and expenses paid in connection with the Debt Tender Offers totaled $80.0 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

       For additional information regarding the Refinancing Transactions, refer to note 5 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Form 10-K.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(7)    ACCRUED TERMINATION AND FACILITIES COSTS

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (i) branch consolidations due to duplicate facilities; (ii) employee severance and termination benefits due to a planned reduction in force; and (iii) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 1998 (in thousands):

                                                                   Severance and
                                                 Branch             Termination            Contract
                                             Consolidations           Benefits            Termination        Total
                                             --------------           --------            -----------        -----
Balance at December 31, 1998                     $ 29,870              $ 33,480             $ 11,815       $ 75,165
       Additional liabilities recorded              2,322                    --                   --          2,322
       Charges to liability account                (3,648)               (3,626)              (8,499)       (15,773)
                                                 --------              --------              -------       --------
Balance at March 31, 1999                          28,544                29,854                3,316         61,714
       Additional liabilities recorded              2,573                    --                   --          2,573
       charges to liability account                (3,873)                   --                 (821)        (4,694)
                                                 --------              --------             --------       --------
Balance at June 30, 1999                           27,244                29,854                2,495         59,593
       Additional liabilities recorded              4,356                    56                   --          4,412
       Charges to liability account                (3,911)                 (458)                (203)        (4,572)
       Reversal of accrual                             --               (16,641)              (2,267)       (18,908)
                                                 --------              --------             --------       --------
Balance at September 30, 1999                    $ 27,689              $ 12,811             $     25       $ 40,525
                                                 ========              ========             ========       ========

(8)    INCOME TAXES

       In connection with the Golden State Merger on September 11, 1998, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter.

       Based upon the actual filing of the Mafco Group and Golden State 1998 consolidated federal income tax returns during the third quarter of 1999, tax benefits of $122.7 million were recognized. The tax benefit is fully offset by an increase in minority interest expense, since under the Golden State Merger agreement, the tax benefits from any NOLs and other tax attributes of Parent Holdings and its subsidiaries are retained by First Gibraltar and Hunter's Glen.

       In addition, the Company recorded an adjustment of $15.5 million to reduce the initial dividend of tax benefits to First Gibraltar and Hunter's Glen due to its deconsolidation from the Mafco Group, which was recorded as an increase to retained earnings during the third quarter of 1999.

(9)    MINORITY INTEREST

       On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense.

       On September 1, 1999, GS Holdings redeemed all of the remaining 318,341 outstanding shares of the Bank's 11 1/2% Preferred Stock not already owned by it for $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       During the third quarter of 1999, minority interest expense of $122.7 million was recorded based upon changes to estimated pre-merger tax benefits retained by Parent Holdings. This amount was fully offset by an income tax benefit in the same period. See note 8.

(10)   STOCKHOLDERS' EQUITY

       COMMON STOCK

       At September 30, 1999, there were 126,655,224 shares of Golden State Common Stock issued and outstanding (net of treasury stock).

       ADDITIONAL PAID-IN-CAPITAL

       During the third quarter of 1999, the Company recorded an adjustment to the purchase price in the Golden State Acquisition of $12.4 million. See note 2.

       RETAINED EARNINGS

       During the third quarter of 1999, the Company recorded a $15.5 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to First Gibraltar and Hunter's Glen upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 8.

       TREASURY STOCK

       At September 30, 1999, the Company had 8,065,459 shares of its common stock in treasury at an aggregate cost of $20.87 per share.

       During the fourth quarter of 1998, the board of directors of the Company authorized a $150 million common stock repurchase program. During the second quarter of 1999, this authorization was further expanded to include up to $250 million of all publicly traded securities issued by the Company and any of its subsidiaries. During the three months ended September 30, 1999, the Company repurchased 5,976,100 shares of common stock for an aggregate purchase price of $120.3 million, or an average of $20.12 per share. During the nine months ended September 30, 1999, the Company repurchased 8,048,700 shares of common stock for an aggregate purchase price of $168.3 million, or an average of $20.91 per share.

       In connection with the Golden State Acquisition on September 11, 1998, the Company acquired 108,574 shares of Golden State common stock held in treasury with an aggregate cost of $2.0 million. During the three and nine months ended September 30, 1999, shares totaling 56,193 and 73,235, respectively, were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition.

       During the third quarter of 1999, the Company recorded a $2.0 million reduction in stockholders' equity representing a reclassification of the value associated with LTW TMs that have been withdrawn by holders, net of tax, which were previously recorded in other assets.

       DIVIDENDS

       There were no dividends on common stock during the three and nine month periods ended September 30, 1999 and 1998.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

 (11)  EXECUTIVE AND STOCK COMPENSATION

       In connection with the Golden State Acquisition, the Bank is administering stock option plans that provided for the granting of options of Golden State Common Stock to employees and directors. Upon the consummation of the merger on September 11, 1998, substantially all options outstanding became exercisable. All pre-merger stock option plans have expired as to the granting of additional options. During the three and nine months ended September 30, 1999, a total of 149,226 and 506,243 options, respectively, were exercised and 57,500 and 230,000 options, respectively, expired under these plans.

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

       On May 18, 1999, the Company granted to its employees non-qualified stock options equivalent to 1,293,000 shares of common stock at a price of $23.50 per share under the Stock Plan. During the three month period ending September 30, 1999, the Company granted additional non-qualified stock options equivalent to 59,000 shares of common stock at a price of $23.50 per share under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three and nine months ended September 30, 1999, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       At September 30, 1999, options to exercise an equivalent of 2,609,544 shares remained outstanding under all plans.

       On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan (ECP) was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted stock granted under the Stock Plan discussed above.

       On July 19, 1999, the Company awarded to certain of its employees 56,908 shares of restricted stock. The market value on the date of the award was $22.38 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense related to this award is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 1999, $0.2 million in compensation expense was recognized related to such award. These restricted shares have full voting rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 13.

(12)   ISSUABLE SHARES

       During 1998, net tax benefits totaling $102.7 million were realized by California Federal with respect to its gain from the Florida Branch Sale and the receipt of federal income tax refunds in excess of the amount reflected on the Company's consolidated balance sheets. Consistent with the terms of the Golden State Merger agreement, a total of 5,687,996 shares of Golden State Common Stock valued at $102.7 million became issuable to Mafco Holdings and Hunter's Glen as a result of these benefits. On January 21, 1999, a total of 5,540,319 shares of Golden State Common Stock, valued at $100 million, were issued (4,432,255 shares to a subsidiary of Mafco Holdings and 1,108,064 shares to Hunter's Glen). The remaining 147,677 common shares, valued at $2.7 million, are expected to be issued at a future date. Such issuable shares are included in the basic and diluted earnings per share calculations.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       In accordance with the Golden State Merger agreement, an additional 4,877,853 and 6,611,070 shares became issuable during the three and nine months ended September 30, 1999, respectively, to First Gibraltar and Hunter's Glen. The number of shares is estimated based on the anticipated use in 1999 of pre-merger net operating losses and other net deferred tax assets, and is subject to change based upon actual 1999 earnings and the average share price during the year. Such issuable shares are included in the calculation of diluted earnings per share. See note 13.

(13)   EARNINGS PER SHARE INFORMATION

         Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, which is net of common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                          Nine Months Ended September 30,            Three Months Ended September 30,
                                   -------------------------------------------  ------------------------------------------
                                           1999                  1998                  1999                  1998
                                   -------------------   ---------------------  --------------------  --------------------
                                     Basic     Diluted    Basic      Diluted     Basic      Diluted    Basic      Diluted
                                      EPS        EPS       EPS         EPS        EPS         EPS       EPS         EPS
Income before extraordinary item   $236,102   $236,102   $382,985    $382,985  $ 81,622    $ 81,622   $ 47,783    $ 47,783
Extraordinary item                       --         --    (80,007)    (80,007)       --          --    (80,007)    (80,007)
                                   --------   --------   --------    --------  --------    --------   --------    --------
  Net income (loss)                $236,102   $236,102   $302,978    $302,978  $ 81,622    $ 81,622   $(32,224)   $(32,224)
                                   ========   ========   ========    ========  ========    ========   ========    ========
Weighted average common
  shares outstanding (i)            132,137    132,137     61,204      61,204   129,806     129,806     70,018      70,018
Issuable shares                         558        558        119         119       148         148        354         354
                                   --------   --------   --------    --------  --------    --------   --------    --------
Total weighted average
  common shares outstanding (ii)    132,695    132,695     61,323      61,323   129,954     129,954     70,372      70,372
Effects of dilutive securities:
  Options and warrants (iii)             --      5,581         --         404        --       5,134         --       1,200
  Issuable shares                        --      2,749         --          --        --       5,545         --          --
  Restricted stock                       --          2         --          --        --           6         --          --
  Convertible Preferred Stock            --         --         --         519        --          --         --       1,539
                                   --------   --------   --------    --------  --------    --------   --------    --------
Total weighted average diluted
  common shares outstanding         132,695    141,027     61,323      62,246   129,954     140,639     70,372      73,111
                                   ========   ========   ========    ========  ========    ========   ========    ========

Income before extraordinary item   $   1.78   $   1.67   $   6.25    $   6.15  $   0.63    $   0.58   $   0.68    $   0.65
Extraordinary item                       --         --      (1.31)      (1.28)       --          --      (1.14)      (1.09)
                                   --------   --------   --------    --------  --------    --------   --------    --------
Earnings (loss) per common share   $   1.78   $   1.67   $   4.94    $   4.87  $   0.63    $   0.58   $  (0.46)   $  (0.44)
                                   ========   ========   ========    ========  ========    ========   ========    ========

---------------------
(i) 1999 basic weighted average shares outstanding exclude the effect of 56,908 shares of restricted stock that were awarded to employees of the Company on July 19, 1999, as these shares are subject to vesting. These shares were included in diluted average shares outstanding. See note 11.

(ii) 1999 total basic weighted average shares outstanding include the effect of 5,540,319 shares issued on January 21, 1999 and 147,677 shares issuable to First Gibraltar and Hunter's Glen for net tax benefits realized by the Bank during 1998.

       1999 total diluted weighted average shares outstanding include the effect of an additional 969,940 shares in the first quarter, 763,277 shares in the second quarter and 4,877,853 shares in the third quarter estimated to be issuable to First Gibraltar and Hunter's Glen based on the anticipated use of pre-merger tax benefits. See note 12.

       1998 total basic and diluted weighted average shares outstanding include the effect of 1,711,879 shares issuable to First Gibraltar and Hunter's Glen for net tax benefits realized during the third quarter of 1998.

(iii) Golden State's diluted shares outstanding are not affected by the LTW(TM)s until they become exercisabLE because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

(14)   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

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

       NET INCOME

       Golden State reported net income for the nine months ended September 30, 1999 of $236.1 million, or $1.67 per diluted share, compared with net income of $303.0 million, or $4.87 per diluted share, for the corresponding period in 1998. Net income for the nine months ended September 30, 1999 includes a $16.3 million pre-tax gain from the Servicing Sale, $5.0 million in minority interest expense related to the redemption of the Bank Preferred Stock and a $2.3 million pre-tax gain from the sale of branches. Net income on a core basis, excluding these items, totaled $230.3 million, or $1.63 per diluted share for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 1998 includes (i) a $250 million reduction of the valuation allowance related to the Company's deferred tax asset, (ii) a $108.9 million pre-tax gain from the Florida Branch Sale, (iii) $31.9 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition, (iv) an $80 million extraordinary loss on early extinguishment of debt, net and (v) $19.5 million in minority interest expense related to the Bank Preferred Stock Tender Offers. Without consideration of these items, net income for the nine months ended September 30, 1998 would have been $108.0 million, or $1.73 per diluted share.

       Golden State reported net income for the three months ended September 30, 1999 of $81.6 million, or $0.58 per diluted share, compared with net loss of $32.2 million, or $(0.44) per diluted share, for the corresponding period in 1998. Net income for the three months ended September 30, 1999 includes a $2.3 million pre-tax gain from the sale of branches and $1.8 million in minority interest expense related to the redemption of the 11 1/2% Bank Preferred Stock. Net income on a core basis, excluding these items, totaled $82.0 million, or $0.58 per diluted share for the three months ended September 30, 1999. The net loss for the three months ended September 30, 1998 includes (i) a $108.9 million pre-tax gain from the Florida Branch Sale, (ii) $31.1 million in merger and integration costs (including severance, conversion and consolidation costs) incurred in connection with the Golden State Acquisition, (iii) an $80 million extraordinary loss on early extinguishment of debt, net and (iv) $19.5 million in minority interest expense related to the Bank Preferred Stock Tender Offers. Without consideration of these items, net income for the three months ended September 30, 1998 would have been $22.2 million, or $0.30 per diluted share.

       FINANCIAL CONDITION

       During the nine months ended September 30, 1999, consolidated total assets increased $.9 billion, to $55.8 billion from December 31, 1998, and total liabilities increased from $52.7 billion to $53.9 billion.

       During the nine months ended September 30, 1999, stockholders' equity decreased $127.6 million to $1.5 billion. The decrease in stockholders' equity is principally the net result of a $205.6 million net unrealized loss on securities available for sale, $168.3 million in purchases of treasury stock and a $12.4 million reduction in the purchase price of the Golden State Acquisition, partially offset by $236.1 million in net income for the period, a $15.5 million adjustment to reduce the initial dividend of tax benefits to parent due to deconsolidation and $7.9 million from the exercise of stock options. See note 10.

       The unrealized loss on securities available for sale is primarily a result of a decline in the value of the Company's mortgage-backed securities available for sale due to an increase in Treasury yields and wider spreads on private label collateralized mortgage obligations. This unrealized loss reflects general declines in the prices of fixed-rate instruments during the year as a consequence of rising interest rates, which led to a slowing of prepayment expectations and extended the expected lives of the mortgage-related securities in the portfolio. This unrealized loss represents a decline in the total mortgage-backed securities available for sale portfolio of less than 2%. However, this adjustment does not take into account market changes in the value of borrowings or deposits. At September 30, 1999, the market valuation adjustment of the offsetting borrowings would have been a positive $197.5 million. This does not include any increase in the value of deposits.

       Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $219 million at September 30, 1999 compared with $310 million at December 31, 1998. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.39% at September 30, 1999 from 0.57% at December 31, 1998.

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

       The contingency plan for the critical supply vendors was completed in mid-February 1999 and contingency plans were completed for all other material service providers by June 30, 1999. The Y2K weekend (January 1 and 2, 2000) support plan for applications maintained in-house was completed by September 30, 1999. In addition, contingency plans for critical business areas to address liquidity, customer communications, operations issues and potential failures surrounding the Year 2000 event were completed by September 30, 1999.

       It is currently expected that costs related to making the Company's computer systems, applications and facilities Year 2000 compliant will total approximately $17.6 million over the years 1997 to 2000. Of this amount, $15.9 million has been incurred since the inception of the Year 2000 project through September 30, 1999. Noninterest expense for the three and nine months ended
September 30, 1999 included approximately $1.5 million and $6.1 million, respectively, in connection with the Company's Year 2000 efforts.

       For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in the Company's 1998 Form 10-K.

       ACHIEVEMENT OF MERGER COST SAVINGS

       In connection with the Golden State Acquisition, management pledged to reduce operating expenses of the combined entity by $160.2 million, representing a 44% reduction from historical levels of the acquired entities' noninterest expense, by December 31, 1999. As of June 30, 1999, current operating expenses were reduced to a level such that this goal has been achieved. Annualized operating expenses for the month ended June 30, 1999 were approximately $162 million lower than comparable expenses (plus a 3.5% factor for inflation) included in pro forma financial statements prepared in connection with the Golden State Acquisition and included in the Company's proxy statement dated July 15, 1998. During the three months ended September 30, 1999, the Company has maintained operating expenses at this reduced level.

RESULTS OF OPERATIONS

       Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 1998

       The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                       Nine Months Ended September 30, 1999
                                                                  ---------------------------------------------
                                                                   Average                              Average
                                                                   Balance           Interest            Rate
                                                                   -------           --------            ----
                                                                                (dollars in millions)
ASSETS

Interest-earning assets (1):
   Securities and interest-bearing deposits in banks (2)           $ 1,571            $   70             5.98%
   Mortgage-backed securities available for sale                    13,623               645             6.32
   Mortgage-backed securities held to maturity                       2,471               138             7.44
   Loans held for sale, net                                          1,939                96             6.60
   Loans receivable, net                                            31,427             1,722             7.31
   FHLB stock                                                        1,100                43             5.24
                                                                   -------            ------
         Total interest-earning assets                              52,131             2,714             6.94
                                                                                      ------
Noninterest-earning assets                                           3,820
                                                                   -------
         Total assets                                              $55,951
                                                                   =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits                                                        $24,052               667             3.71
   Securities sold under agreements to repurchase (3)                4,826               188             5.14
   Borrowings (3)                                                   23,469               967             5.51
                                                                   -------            ------
         Total interest-bearing liabilities                         52,347             1,822             4.65
                                                                                      ------
Noninterest-bearing liabilities                                      1,493
Minority interest                                                      551
Stockholders' equity                                                 1,560
                                                                   -------
         Total liabilities, minority interest
             and stockholders' equity                              $55,951
                                                                   =======
Net interest income                                                                   $  892
                                                                                      ======
Interest rate spread                                                                                     2.29%
                                                                                                        =====
Net interest margin                                                                                      2.27%
                                                                                                        =====

Return on average assets                                                                                 0.56%
                                                                                                        =====
Return on average equity                                                                                20.19%
                                                                                                        =====
Average equity to average assets                                                                         2.79%
                                                                                                        =====

                                                                         Nine Months Ended September 30, 1998
                                                                    --------------------------------------------
                                                                    Average                              Average
                                                                    Balance            Interest            Rate
                                                                    -------            --------            ----
                                                                                (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,180             $   66             7.48%
     Mortgage-backed securities available for sale                   6,661                294             5.89
     Mortgage-backed securities held to maturity                     1,396                 80             7.64
     Loans held for sale, net                                        1,585                 85             7.16
     Loans receivable, net                                          20,089              1,170             7.77
     FHLB stock                                                        519                 22             5.78
                                                                   -------             ------
         Total interest-earning assets                              31,430              1,717             7.29
                                                                                       ------
Noninterest-earning assets                                           3,331
                                                                   -------
         Total assets                                              $34,761
                                                                   =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $16,666                546             4.38
     Securities sold under agreements to repurchase                  2,510                106             5.59
     Borrowings (3)                                                 12,129                579             6.39
                                                                   -------             ------
         Total interest-bearing liabilities                         31,305              1,231             5.26
                                                                                       ------
     Noninterest-bearing liabilities                                 1,567
Minority interest                                                      966
Stockholders' equity                                                   923
                                                                   -------
         Total liabilities, minority interest
            and stockholders' equity                               $34,761
                                                                   =======
Net interest income                                                                    $  486
                                                                                       ======
Interest rate spread                                                                                      2.03%
                                                                                                         =====
Net interest margin                                                                                       2.05%
                                                                                                         =====

Return on average assets                                                                                  1.16%
                                                                                                         =====
Return on average equity                                                                                 43.78%
                                                                                                         =====
Average equity to average assets                                                                          2.65%
                                                                                                         =====

----------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2)    The  information   presented   includes   securities  held  to  maturity,
       securities available for sale and interest-bearing deposits in other banks.
(3)    Interest and average rate include the impact of interest rate swaps.

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

                                                                  Nine Months Ended September 30, 1999 vs. 1998
                                                                            Increase (Decrease) Due  to
                                                                  ---------------------------------------------
                                                                    Volume           Rate              Net
                                                                    ------           ----              ---
                                                                                 (in millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks             $   10           $   (6)           $   4
     Mortgage-backed securities available for sale                    327               24              351
     Mortgage-backed securities held to maturity                       60               (2)              58
     Loans held for sale, net                                          17               (6)              11
     Loans receivable, net                                            617              (65)             552
     FHLB stock                                                        23               (2)              21
                                                                   ------           ------             ----
               Total                                                1,054              (57)             997
                                                                   ------           ------             ----

INTEREST EXPENSE:

     Deposits                                                         184              (63)             121
     Securities sold under agreements to repurchase                    90               (8)              82
     Borrowings                                                       455              (67)             388
                                                                   ------           ------             ----
               Total                                                  729             (138)             591
                                                                   ------           ------             ----
                  Change in net interest income                    $  325           $   81             $406
                                                                   ======           ======             ====

       The volume variances in total interest income and total interest expense for the nine months ended September 30, 1999 compared to the corresponding period in 1998 are largely due to the additional volume related to the Golden State Acquisition, increased purchases of mortgage-backed securities funded with FHLB advances and the assumption of debt securities from the GS Escrow Merger (the "GS Holdings Notes"), partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $81 million is primarily attributed to the lower interest rates paid on new borrowings (including the Refinancing Transactions), the lower cost of funds on deposits, the lower costing liabilities assumed in the Golden State Acquisition, premium amortization associated with prepayments of variable-rate mortgage-backed securities in 1998 and higher market rates on mortgage-backed securities purchased in 1999 and 1998, partially offset by prepayments of higher rate interest-earning assets, primarily loans, in 1999.

       INTEREST INCOME. Total interest income was $2.7 billion for the nine months ended September 30, 1999, an increase of $997.0 million from the nine months ended September 30, 1998. Total interest-earning assets for the nine months ended September 30, 1999 averaged $52.1 billion, compared to $31.4 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the nine months ended September 30, 1999 decreased to 6.94% from 7.29% for the nine months ended September 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable-rate loans, partially offset by purchases of mortgage-backed securities and additions from the Golden State Acquisition of mortgage-backed securities with higher market yields.

       Golden State earned $1.7 billion of interest income on loans receivable for the nine months ended September 30, 1999, an increase of $552.0 million from the nine months ended September 30, 1998. The average balance of loans receivable was $31.4 billion for the nine months ended September 30, 1999, compared to $20.1 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.31% for the nine months ended September 30, 1999 from 7.77% for the nine months ended September 30, 1998, primarily due to comparatively lower market rates in 1999. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

       Golden State earned $96.0 million of interest income on loans held for sale for the nine months ended September 30, 1999, an increase of $10.9 million from the nine months ended September 30, 1998. The average balance of loans held for sale was $1.9 billion for the nine months ended September 30, 1999, an increase of $354 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the nine months ended September 30, 1999. The weighted average rate on loans held for sale decreased to 6.60% for the nine months ended September 30, 1999 from 7.16% for the nine months ended September 30, 1998, primarily due to declining market rates.

       Interest income on mortgage-backed securities available for sale was $645.5 million for the nine months ended September 30, 1999, an increase of $351.4 million from the nine months ended September 30, 1998. The average portfolio balances increased $7.0 billion, to $13.6 billion, for the nine months ended September 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 5.89% for the nine months ended September 30, 1998 to 6.32% for the nine months ended September 30, 1999. The increase in the volume and the weighted average yield is primarily due to premium amortization associated with prepayments of variable-rate securities in 1998, purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields.

       Interest income on mortgage-backed securities held to maturity was $137.8 million for the nine months ended September 30, 1999, an increase of $57.8 million from the nine months ended September 30, 1998. The average portfolio balance increased $1.1 billion, to $2.5 billion, for the nine months ended September 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during September of 1998. The weighted average rates for the nine months ended September 30, 1999 and 1998 were 7.44% and 7.64%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $70.4 million for the nine months ended September 30, 1999, an increase of $4.2 million from the nine months ended September 30, 1998. The average portfolio balance increased from $1.2 billion for the nine months ended September 30, 1998 to $1.6 billion for the nine months ended September 30, 1999. The decrease in the weighted average rate from 7.48% for the nine months ended September 30, 1998 to 5.98% for the nine months ended September 30, 1999 is primarily due to a decline in market interest rates, as well as $19.8 million in interest income received in September 1998 on a $193.0 million federal income tax refund related to Old California Federal.

       Dividends on FHLB stock were $43.1 million for the nine months ended September 30, 1999, an increase of $20.7 million from the nine months ended September 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the nine months ended September 30, 1999 and 1998 was $1.1 billion and $.5 billion, respectively. The weighted average rate on FHLB stock decreased to 5.24% for the nine months ended September 30, 1999 from 5.78% for the nine months ended September 30, 1998, reflecting lower dividends declared by the FHLB.

       INTEREST EXPENSE. Total interest expense was $1.8 billion for the nine months ended September 30, 1999, an increase of $591.1 million from the nine months ended September 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

       Interest expense on customer deposits, including brokered deposits, was $667.4 million for the nine months ended September 30, 1999, an increase of $121.7 million from the nine months ended September 30, 1998. The average balance of customer deposits outstanding increased from $16.7 billion for the nine months ended September 30, 1998 to $24.1 billion for the nine months ended September 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.71% for the nine months ended September 30, 1999 from 4.38% for the nine months ended September 30, 1998, primarily due to lower market interest rates and a change in the Bank's certificate of deposit pricing strategy, as well as the higher average balances of lower rate transaction accounts in 1999 compared to 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition and the Nevada Purchase.

       Interest expense on securities sold under agreements to repurchase totaled $188.1 million for the nine months ended September 30, 1999, an increase of $81.7 million from the nine months ended September 30, 1998. The average balance of such borrowings for the nine months ended September 30, 1999 and 1998 was $4.8 billion and $2.5 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 5.14% for the nine months ended September 30, 1999 from 5.59% for the nine months ended September 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

       Interest expense on borrowings totaled $967.1 million for the nine months ended September 30, 1999, an increase of $387.8 million from the nine months ended September 30, 1998. The average balance outstanding for the nine months ended September 30, 1999 and 1998 was $23.5 billion and $12.1 billion, respectively. The weighted average interest rate on these instruments decreased to 5.51% for the nine months ended September 30, 1999 from 6.39% for the nine months ended September 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

       NET INTEREST INCOME. Net interest income was $892.2 million for the nine months ended September 30, 1999, an increase of $405.8 million from the nine months ended September 30, 1998, primarily due to an increase in net interest-earning assets resulting from the Golden State Acquisition and an increase in the net interest margin. The interest rate spread increased to 2.29% for the nine months ended September 30, 1999 from 2.03% for the nine months ended September 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $315.0 million for the nine months ended September 30, 1999, representing an increase of $60.8 million from the nine months ended September 30, 1998, excluding non-recurring gains on the sale of branches in each of the periods.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $108.4 million for the nine months ended September 30, 1999, compared to $106.1 million for the nine months ended September 30, 1998. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.3 billion at September 30, 1998 to $72.3 billion at September 30, 1999. Incremental loan servicing fees were partially offset by amortization related to higher average MSR (as defined herein) basis in the nine months ended September 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

       Customer banking fees were $138.8 million for the nine months ended September 30, 1999 compared to $79.5 million for the nine months ended September 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

       Gain on sale of loans totaled $25.4 million for the nine months ended September 30, 1999, a decrease of $24.6 million from the nine months ended September 30, 1998. The decrease includes adjustments of $11.4 million recorded during the second and third quarters of 1999 to reflect the lower of cost or market valuation on residential loans held for sale during the nine months ended September 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $3.7 million higher in 1998 compared to 1999. During the nine months ended September 30, 1999, California Federal sold $8.7 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $6.3 billion of such sales for the corresponding period in 1998.

       Net gain on sale of assets totaled $18.3 million for the nine months ended September 30, 1999, an increase of $18.1 million from the nine months ended September 30, 1998, primarily attributed to the Servicing Sale.

       Net gain on sale of branches was $2.3 million for the nine months ended September 30, 1999 compared to $108.8 million for the same period in 1998. The gain in 1999 relates to the sale of the Eureka and Ukiah branches (with deposits of $70.1 million) to Humboldt Bank. The gain in 1998 is primarily attributed to the Florida Branch Sale in the third quarter.

       Other noninterest income was $21.8 million for the nine months ended September 30, 1999 compared to $16.0 million for the nine months ended September 30, 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund and an increase in disbursement float income.

       NONINTEREST EXPENSE. Total noninterest expense was $704.3 million for the nine months ended September 30, 1999, an increase of $201.0 million compared to the nine months ended September 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the nine months ended September 30, 1999 included increases of $100.0 million in compensation, $45.1 million in occupancy and equipment, $16.4 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $35.7 million in other noninterest expense, all primarily as a result of the Golden State Acquisition. These increases were partially offset by a $24.2 million decrease in merger and integration costs incurred in connection with the Golden State Acquisition, as the majority of these costs were incurred in 1998.

       Compensation and employee benefits expense was $300.5 million for the nine months ended September 30, 1999, an increase of $100.0 million from the nine months ended September 30, 1998. The increase is primarily attributed to the Golden State Acquisition.

       Occupancy and equipment expense was $110.2 million and $65.1 million for the nine months ended September 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition as well as $8.6 million of adjustments in 1999 to previously established accruals for vacant facilities that are not expected to be recurring.

       Loan expense was $29.2 million for the nine months ended September 30, 1999, a decrease of $4.6 million from the nine months ended September 30, 1998. The decrease is primarily attributed to an increase in FAS 91 deferred origination costs due to higher loan production activity during the nine months ended September 30, 1999 compared to the same period in 1998.

       Professional fees were $39.9 million and $30.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily a result of the Golden State Acquisition.

       Marketing expense was $24.2 million and $12.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily a result of the Golden State Acquisition.

       Data  processing  fees  were  $17.8  million  for the nine  months  ended
September 30, 1999, an increase of $7.5 million from the nine months ended September 30, 1998. The increase is primarily attributed to expenses incurred in connection with the Year 2000 project.

       Merger and integration costs were $7.7 million and $31.9 million for the nine months ended September 30, 1999 and 1998, respectively, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. The majority of such costs were incurred in 1998 and management does not expect to incur any significant additional merger and integration costs from this transaction.

       Amortization of intangible assets was $52.8 million for the nine months ended September 30, 1999, an increase of $16.4 million from the nine months ended September 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

       Other noninterest expense was $116.2 million in 1999 compared to $80.5 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition. In addition, results for the nine months ended September 30, 1999 include $6.2 million in operating expenses related to back office support; such charges are not expected to be recurring.

       PROVISION FOR INCOME TAX. During the nine months ended September 30, 1999 and 1998, Golden State recorded income tax expense of $105.8 million and an income tax benefit of $151.8 million, respectively. Golden State's effective Federal tax rate was 14% and (59)% during the nine months ended September 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. For the period ended September 30, 1999, the difference between the effective and statutory rates was primarily the result of adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. Accordingly, during the nine months ended September 30, 1999, a tax benefit of $122.7 million was recognized, and a corresponding increase to minority interest was recorded. These adjustments resulted from 1998 tax filings late in the third quarter of 1999. For the nine month period ended September 30, 1998, the difference between the effective and statutory rates was primarily the result of a $250 million reduction in the deferred tax asset valuation allowance. Golden State's effective state tax rate was 8% and 11% during the nine months ended September 30, 1999 and 1998, respectively.

       MINORITY INTEREST. Minority interest for the nine months ended September 30, 1999 includes a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings (see note 8), and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Dividends on the Bank Preferred Stock that had not been acquired by GS Holdings and the REIT Preferred Stock totaling $1.8 million and $34.2 million, respectively, were also recorded during the nine months ended September 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $14.4 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999. Minority interest for the nine months ended September 30, 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

       Minority interest for the nine months ended September 30, 1998 includes $19.5 million in net premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers. During the nine months ended September 30, 1998, minority interest includes dividends on the Bank Preferred Stock, the FN Holdings Preferred Stock and the REIT Preferred Stock of $37.7 million, $.6 million and $34.2 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $7.7 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $1.7 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

       THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

       The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                     Three Months Ended September 30, 1999
                                                                   -----------------------------------------
                                                                   Average                           Average
                                                                   Balance          Interest           Rate
                                                                   -------          --------         -------
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,623            $ 24             5.84%
     Mortgage-backed securities available for sale                  13,918             222             6.38
     Mortgage-backed securities held to maturity                     2,303              42             7.28
     Loans held for sale, net                                        1,635              28             6.91
     Loans receivable, net                                          32,390             587             7.25
     FHLB Stock                                                      1,137              15             5.22
                                                                   -------            ----
         Total interest-earning assets                              53,006             918             6.92
                                                                                      ----
Noninterest-earning assets                                           3,310
                                                                   -------
         Total assets                                              $56,316
                                                                   =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $24,011             223             3.69
     Securities sold under agreements to repurchase (3)              5,840              80             5.39
     Borrowings (3)                                                 23,292             328             5.57
                                                                   -------            ----
         Total interest-bearing liabilities                         53,143             631             4.71
                                                                                      ----
Noninterest-bearing liabilities                                      1,205
Minority interest                                                      518
Stockholders' equity                                                 1,450
                                                                   -------
         Total liabilities, minority interest
             and stockholders' equity                              $56,316
                                                                   =======
Net interest income                                                                   $287
                                                                                      ====
Interest rate spread                                                                                   2.21%
                                                                                                      =====
Net interest margin                                                                                    2.20%
                                                                                                      =====

Return on average assets                                                                               0.58%
                                                                                                      =====
Return on average equity                                                                              22.51%
                                                                                                      =====
Average equity to average assets                                                                       2.58%
                                                                                                      =====

                                                                             Three Months Ended September 30, 1998
                                                                            -----------------------------------------
                                                                            Average                           Average
                                                                            Balance            Interest        Rate
                                                                            -------            --------       -------
                                                                                        (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                   $ 1,375            $ 35          10.11%
     Mortgage-backed securities available for sale                             8,554             116           5.41
     Mortgage-backed securities held to maturity                               1,713              32           7.60
     Loans held for sale, net                                                  1,455              27           7.38
     Loans receivable, net                                                    21,361             408           7.67
     FHLB Stock                                                                  569               8           5.50
                                                                             -------            ----
         Total interest-earning assets                                        35,027             626           7.15
                                                                                                ----
Noninterest-earning assets                                                     5,282
                                                                             -------
         Total assets                                                        $40,309
                                                                             =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                                $17,989             190           4.20
     Securities sold under agreements to repurchase                            3,459              49           5.58
     Borrowings                                                               13,377             211           6.23
                                                                             -------            ----
         Total interest-bearing liabilities                                   34,825             450           5.13
                                                                                                ----
Noninterest-bearing liabilities                                                3,623
Minority interest                                                                949
Stockholders' equity                                                             912
                                                                             -------
         Total liabilities, minority interest
            and stockholders' equity                                         $40,309
                                                                             =======
Net interest income                                                                             $176
                                                                                                ====
Interest rate spread                                                                                            2.02%
                                                                                                              ======
Net interest margin                                                                                             2.05%
                                                                                                              ======

Return on average assets                                                                                       (0.32)%
                                                                                                              ======
Return on average equity                                                                                      (14.13)%
                                                                                                              ======
Average equity to average assets                                                                                2.26%
                                                                                                              ======

----------
(1) Non-performing assets are included in the average balances for the periods indicated.
(2)    The  information   presented   includes   securities  held  to  maturity,
       securities available for sale and interest-bearing deposits in other banks.
(3)    Interest and average rate include the impact of interest rate swaps.

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

                                                                 Three Months Ended September 30, 1999 vs. 1998
                                                                           Increase (Decrease) Due to
                                                                 ----------------------------------------------
                                                                    Volume               Rate            Net
                                                                    ------               ----            ---
                                                                                   (in  millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks             $     7             $   (18)      $   (11)
     Mortgage-backed securities available for sale                      82                  24           106
     Mortgage-backed securities held to maturity                        11                  (1)           10
     Loans held for sale, net                                            3                  (2)            1
     Loans receivable, net                                             199                 (20)          179
     FHLB stock                                                          7                  --             7
                                                                    ------             -------        ------
               Total                                                   309                 (17)          292
                                                                    ------             -------        ------

INTEREST EXPENSE:

     Deposits                                                           51                 (18)           33
     Securities sold under agreements to repurchase                     33                  (2)           31
     Borrowings                                                        136                 (19)          117
                                                                    ------             -------        ------
               Total                                                   220                 (39)          181
                                                                    ------             -------        ------
                  Change in net interest income                     $   89             $    22        $  111
                                                                    ======             =======        ======

       The volume variances in total interest income and total interest expense for the three months ended September 30, 1999 compared to the corresponding period in 1998 are largely due to the additional volume related to the Golden State Acquisition, increased purchases of mortgage-backed securities funded with FHLB advances, the deposits assumed in the Nevada Purchase and the assumption of the GS Holdings Notes, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale and borrowings repurchased as part of the Refinancing Transactions. The positive total rate variance of $22 million is primarily attributed to lower interest rates paid on new borrowings (including the Refinancing Transactions), the lower cost of funds on deposits, the lower costing liabilities assumed in the Golden State Acquisition, higher market rates on mortgage-backed securities purchased in 1999 and 1998, and premium amortization associated with prepayments of variable-rate mortgage-backed securities in 1998, partially offset by prepayments of higher rate interest-earning assets, primarily loans, in 1999.

       INTEREST INCOME. Total interest income was $917.8 million for the three months ended September 30, 1999, an increase of $291.6 million from the three months ended September 30, 1998. Total interest-earning assets for the three months ended September 30, 1999 averaged $53.0 billion, compared to $35.0 billion for the corresponding period in 1998, primarily as a result of the Golden State Acquisition. The yield on total interest-earning assets during the three months ended September 30, 1999 decreased to 6.92% from 7.15% for the three months ended September 30, 1998, primarily due to prepayments of higher rate loans which were replaced with lower yielding originations and the repricing of variable-rate loans, partially offset by purchases of mortgage-backed securities and additions from the Golden State Acquisition of mortgage-backed securities with higher market yields.

       Golden State earned $587.1 million of interest income on loans receivable for the three months ended September 30, 1999, an increase of $178.6 million from the three months ended September 30, 1998. The average balance of loans receivable was $32.4 billion for the three months ended September 30, 1999, compared to $21.4 billion for the same period in 1998. The weighted average rate on loans receivable decreased to 7.25% for the three months ended September 30, 1999 from 7.67% for the three months ended September 30, 1998, primarily due to comparatively lower market rates in 1999. The increase in the average volume is primarily due to the addition of $14.6 billion in loans acquired in the Golden State Acquisition.

       Golden State earned $28.3 million of interest income on loans held for sale for the three months ended September 30, 1999, an increase of $1.4 million from the three months ended September 30, 1998. The average balance of loans held for sale was $1.6 billion for the three months ended September 30, 1999, an increase of $180 million from the comparable period in 1998, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended September 30, 1999. The weighted average rate on loans held for sale decreased to 6.91% for the three months ended September 30, 1999 from 7.38% for the three months ended September 30, 1998.

       Interest income on mortgage-backed securities available for sale was $221.9 million for the three months ended September 30, 1999, an increase of $106.3 million from the three months ended September 30, 1998. The average portfolio balances increased $5.4 billion, to $13.9 billion, for the three months ended September 30, 1999 compared to the same period in 1998. The weighted average yield on these assets increased from 5.41% for the three months ended September 30, 1998 to 6.38% for the three months ended September 30, 1999. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities and additions of $2.4 billion from the Golden State Acquisition with higher market yields, and premium amortization associated with prepayments of variable-rate securities in 1998.

       Interest income on mortgage-backed securities held to maturity was $41.9 million for the three months ended September 30, 1999, an increase of $9.3 million from the three months ended September 30, 1998. The average portfolio balance increased $590 million, to $2.3 billion, for the three months ended September 30, 1999 compared to the same period in 1998, primarily attributed to the addition of $1.9 billion of the Bank's multi-family loans securitized with FNMA with a weighted average rate of 7.39% during September 1998. The weighted average rates for the three months ended September 30, 1999 and 1998 were 7.28% and 7.60%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $23.7 million for the three months ended September 30, 1999, a decrease of $11.1 million from the three months ended September 30, 1998. The average portfolio balance increased from $1.4 billion for the three months ended September 30, 1998 to $1.6 billion for the three months ended September 30, 1999. The decrease in the weighted average rate from 10.11% for the three months ended September 30, 1998 to 5.84% for the three months ended September 30, 1999 is primarily due to $19.8 million in interest income received in September 1998 on a $193.0 million federal income tax refund related to Old California Federal.

       Dividends on FHLB stock were $15.0 million for the three months ended September 30, 1999, an increase of $7.1 million from the three months ended September 30, 1998, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances as well as the Golden State Acquisition. The average balance outstanding during the three months ended September 30, 1999 and 1998 was $1.1 billion and $.6 billion, respectively. The weighted average rate on FHLB stock decreased to 5.22% for the three months ended September 30, 1999 from 5.50% for the three months ended September 30, 1998, reflecting lower dividends declared by the FHLB.

       INTEREST EXPENSE. Total interest expense was $630.7 million for the three months ended September 30, 1999, an increase of $180.7 million from the three months ended September 30, 1998. The increase is primarily the result of additional borrowings under FHLB advances, the additional deposits and borrowings assumed in the Golden State Acquisition, deposits assumed in the Nevada Purchase and the net impact of the Refinancing Transactions, including the assumption of the GS Holdings Notes.

       Interest expense on customer deposits, including brokered deposits, was $223.3 million for the three months ended September 30, 1999, an increase of $32.8 million from the three months ended September 30, 1998. The average balance of customer deposits outstanding increased from $18.0 billion for the three months ended September 30, 1998 to $24.0 billion for the three months ended September 30, 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.69% for the three months ended September 30, 1999 from 4.20% for the three months ended September 30, 1998, primarily due to lower market interest rates and a change in the Bank's certificate of deposit pricing strategy, as well as the higher average balances of lower rate transaction accounts in 1999 compared to 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition.

       Interest expense on securities sold under agreements to repurchase totaled $80.5 million for the three months ended September 30, 1999, an increase of $31.1 million from the three months ended September 30, 1998. The average balance of such borrowings for the three months ended September 30, 1999 and 1998 was $5.8 billion and $3.5 billion, respectively; such increase is primarily attributed to the Golden State Acquisition. The weighted average interest rate on these instruments decreased to 5.39% for the three months ended September 30, 1999 from 5.58% for the three months ended September 30, 1998, primarily due to a decrease in market rates on new borrowings in 1999 compared to 1998.

       Interest expense on borrowings totaled $326.9 million for the three months ended September 30, 1999, an increase of $116.8 million from the three months ended September 30, 1998. The average balance outstanding for the three months ended September 30, 1999 and 1998 was $23.3 billion and $13.4 billion, respectively. The weighted average interest rate on these instruments decreased to 5.57% for the three months ended September 30, 1999 from 6.23% for the three months ended September 30, 1998, primarily due to lower prevailing market rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

       NET INTEREST INCOME. Net interest income was $287.1 million for the three months ended September 30, 1999, an increase of $110.9 million from the three months ended September 30, 1998. The interest rate spread increased to 2.21% for the three months ended September 30, 1999 from 2.02% for the three months ended September 30, 1998, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $102.5 million for the three months ended September 30, 1999, representing an increase of $18.6 million from the three months ended September 30, 1998, excluding non-recurring gains on the sale of branches in each of the periods.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $38.1 million for the three months ended September 30, 1999, compared to $34.7 million for the three months ended September 30, 1998. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.3 billion at September 30, 1998 to $72.3 billion at September 30, 1999. Incremental loan servicing fees were partially offset by amortization related to higher average MSR basis in the three months ended September 30, 1999. Servicing rights purchased in bulk transactions in prior years with lower average MSR basis are being replaced with current production, which more closely approximates market rates which, when combined with recent higher prepayment speeds, results in a decline in the average yield on the portfolio.

       Customer  banking  fees were $47.5  million  for the three  months  ended
September  30,  1999  compared  to $28.3  million  for the  three  months  ended
September 30, 1998. The increase is primarily attributed to the impact of revenues from the retail banking operations acquired in the Golden State Acquisition and deposits assumed in the Nevada Purchase, partially offset by the impact of the Florida Branch Sale. In addition, management has placed increased emphasis on transaction account growth since the Golden State Acquisition, which has generated additional fee income.

       Gain on sale of loans totaled $4.9 million for the three months ended September 30, 1999, a decrease of $8.9 million from the three months ended September 30, 1998. The decrease includes an adjustment of $2.6 million recorded during the third quarter of 1999 to reflect the lower of cost or market valuation on residential loans held for sale during the quarter ended September 30, 1999. In addition, gains attributed to early payoffs of commercial loans with unamortized discounts were $3.1 million higher in 1999 compared to 1998. During the three months ended September 30, 1999, California Federal sold $2.9 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $1.8 billion of such sales for the corresponding period in 1998.

       Net gain on sale of assets totaled $3.2 million for the three months ended September 30, 1999, an increase of $2.8 million from the three months ended September 30, 1998.

       Net gain on sale of branches was $2.3 million for the three months ended September 30, 1999 compared to $108.9 million for the same period in 1998. The gain in 1999 relates to the sale of the Eureka and Ukiah branches (with deposits of $70.1 million) to Humboldt Bank. The gain in 1998 is primarily attributed to the Florida Branch Sale in the third quarter.

       NONINTEREST EXPENSE. Total noninterest expense was $222.2 million for the three months ended September 30, 1999, an increase of $21.7 million compared to the three months ended September 30, 1998. The variance between the two periods is primarily attributed to the Golden State Acquisition. Noninterest expense for the three months ended September 30, 1999 included increases of $24.8 million in compensation, $14.8 million in occupancy and equipment, $4.5 million in goodwill amortization attributed to the Golden State Acquisition and the Nevada Purchase, and an additional $5.3 million in other noninterest expense, all primarily as a result of the Golden State Acquisition. This increase was partially offset by a decline of $31.1 million in merger and integration costs incurred in 1998 in connection with the Golden State Acquisition.

       Compensation and employee benefits expense was $97.8 million for the three months ended September 30, 1999, an increase of $24.8 million from the three months ended September 30, 1998. The increase is primarily attributed to the Golden State Acquisition.

       Occupancy and equipment expense was $38.5 million and $23.8 million for the three months ended September 30, 1999 and 1998, respectively. This increase reflects the effects of the Golden State Acquisition, as well as $3.8 million of adjustments in 1999 to previously established accruals for vacant facilities .

       Merger and integration costs were $31.1 million for the three months ended September 30, 1998, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during the third quarter of 1999.

       Amortization of intangible assets was $17.6 million for the three months ended September 30, 1999, an increase of $4.5 million from the three months ended September 30, 1998, primarily attributed to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

       Other noninterest expense was $35.3 million in 1999 compared to $30.0 million in 1998, primarily attributed to increased operations as a result of the Golden State Acquisition.

       PROVISION FOR INCOME TAX. During the three months ended September 30, 1999 and 1998, Golden State recorded an income tax benefit of $45.4 million and income tax expense of $72.0 million, respectively. Golden State's effective Federal tax rate was (35)% and 38% during the three months ended September 30, 1999 and 1998, respectively, while its statutory Federal tax rate was 35% during both periods. For the period ended September 30, 1999, the difference between the effective and statutory rates was primarily the result of adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. Accordingly, during the three months ended September 30, 1999, a tax benefit of $122.7 million was recognized, and a corresponding increase to minority interest was recorded. These adjustments resulted from 1998 tax filings late in the third quarter of 1999. For the period ended September 30, 1998, the difference between the effective and statutory rates was primarily a result of nondeductible goodwill amortization for both periods. Golden State's effective state tax rate was 8% during the three months ended September 30, 1999 and 1998.

       MINORITY INTEREST. Minority interest for the three months ended September 30, 1999 includes a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings (see note 8), and $1.8 million in net premium paid in connection with the redemption of the Bank's 11 1/2% Preferred Stock. Dividends on the REIT Preferred Stock totaling $11.4 million were also recorded during the three months ended September 30, 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in the third and fourth quarters of 1998, as well as the $60.7 million redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999.

       Minority interest for the three months ended September 30, 1998 includes $19.5 million in net premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers. During the three months ended September 30, 1998, minority interest also includes dividends on the Bank Preferred Stock and the REIT Preferred Stock totaling $11.2 million and $11.4 million, respectively. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.7 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest also includes a $1.0 million benefit representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

       The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See -- "Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded provisions for loan losses of $10 million and $30 million during the nine months ended September 30, 1999 and 1998, respectively, and $10 million during the three months ended September 30, 1998. In light of continued strong credit performance and the continued strength of the California real estate market, the existing allowance for loan losses was considered adequate and no loan loss provision was recorded in the third quarter of 1999.

       The decrease in the provision for loan losses during the nine and three month periods ended September 30, 1999 compared to the same periods in 1998 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

       Activity in the allowance for loan losses is as follows (in thousands):

                                             Nine Months Ended September 30,    Three Months Ended September 30,
                                             -------------------------------    --------------------------------
                                                 1999                1998            1999              1998
                                                 ----                ----            ----              ----
     Balance - beginning of period             $588,533            $418,674        $578,369          $420,665
        Purchases & acquisitions, net                --             169,454              --           169,454
        Provision for loan losses                10,000              30,000              --            10,000
        Charge-offs                             (30,919)            (38,650)         (9,436)          (18,147)
        Recoveries                                3,839               3,304           1,850               810
        Reclassifications                          (670)                 --              --                --
                                               --------            --------        --------          --------
     Balance - end of period                   $570,783            $582,782        $570,783          $582,782
                                               ========            ========        ========          ========

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

       At September 30, 1999, the carrying value of loans that were considered to be impaired totaled $126.2 million (of which $22.4 million were on non-performing status). The average recorded investment in impaired loans during the nine and three month periods ended September 30, 1999 was approximately $141.0 million and $126.6 million, respectively. For the nine and three month periods ended September 30, 1999, Golden State recognized interest income on those impaired loans of $7.0 million and $2.2 million, respectively, which included $1.6 million and $0.6 million, respectively, of interest income recognized using the cash basis method of income recognition. The following table presents the carrying amounts of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected as non-performing, impaired or restructured using each individual loan's contractual unpaid principal balance.

                                                                         September 30, 1999
                                                          -------------------------------------------------
                                                          Non-performing        Impaired       Restructured
                                                          --------------        --------       ------------
                                                                             (in millions)
  Real Estate:
      1-4 unit residential                                    $143              $ --                $ 3
      5+ unit residential                                        7                36                  5
      Commercial and other                                      10                71                 19
      Land                                                      --                 1                 --
      Construction                                              --                --                 --
                                                              ----              ----                ---
         Total real estate                                     160               108                 27
  Non-real estate                                               11                18                 --
                                                              ----              ----                ---
         Total loans                                           171   (a)        $126    (b)         $27
                                                                                ====                ===
  Foreclosed real estate, net                                   45
  Repossessed assets                                             3
                                                              ----
         Total non-performing assets                          $219
                                                              ====


                                                                          December 31, 1998
                                                          -------------------------------------------------
                                                          Non-performing        Impaired       Restructured
                                                          --------------        --------       ------------
                                                                            (in millions)
Real Estate:
     1-4 unit residential                                     $190              $ --               $ 4
     5+ unit residential                                        16                55                 9
     Commercial and other                                       10                78                19
     Land                                                       --                 1                --
     Construction                                                1                 1                --
                                                              ----              ----               ---
          Total real estate                                    217               135                32
  Non-real estate                                                9                --                --
                                                              ----              ----               ---
          Total loans                                          226      (a)     $135   (b)         $32
                                                                                ====               ===
  Foreclosed real estate, net                                   80
  Repossessed assets                                             4
                                                              ----
         Total non-performing assets                          $310
                                                              ====

----------
(a) Includes loans securitized with recourse on non-performing status of $1.7 million and $6.0 million at September 30, 1999 and December 31, 1998, respectively, and loans held for sale on non-performing status of $10.0 million and $17.0 million at September 30, 1999 and December 31, 1998, respectively.
(b) Includes $22.4 million and $32.5 million of non-performing loans at September 30, 1999 and December 31, 1998, respectively. Also includes $17.0 million and $16.4 million of loans classified as troubled debt restructurings at September 30, 1999 and December 31, 1998, respectively.

       There were no accruing loans contractually past due 90 days or more at September 30, 1999 or December 31, 1998.

       The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $219 million at September 30, 1999, from $310 million at December 31, 1998. Non-performing assets as a percentage of the Bank's total assets decreased to 0.39% at September 30, 1999, from 0.57% at December 31, 1998.

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

     The  following  table  presents   non-performing   real  estate  assets  by
geographic region of the country as of September 30, 1999:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                               (dollars in millions)
     Region:
         California                        $ 18                $ 6               $ 24                11%
         Northeast (1)                       97                 28                125                61
         Other Regions                       45                 11                 56                28
                                           ----                ---               ----               ---
              Total                        $160                $45               $205               100%
                                           ====                ===               ====               ===

----------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine, and Vermont.
(2) Net of purchase accounting adjustments.

       At September 30, 1999, the Company's largest non-performing asset was approximately $4.0 million, and it had three non-performing assets over $2 million in size with balances averaging approximately $2.9 million. At September 30, 1999, the Company had 1,301 non-performing assets below $2 million in size, including 1,223 non-performing 1-4 unit residential assets.

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

       At September 30, 1999, the allowance for loan losses was $571 million, consisting of a $371 million formula allowance, a $37 million specific allowance and a $163 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, all such allowance is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial         Consumer
                                                Residential         Real Estate          and Other         Total
                                                -----------       --------------         ---------         -----
                                                                              (in millions)
Balance - December 31, 1998                         $251                $278                $60             $589
   Provision for loan losses                          --                   4                  1                5
   Charge-offs                                        (5)                 (2)                (4)             (11)
   Recoveries                                         --                  --                  1                1
   Reclassification                                   --                  --                 (1)              (1)
                                                    ----                ----                ---             ----
Balance - March 31, 1999                             246                 280                 57              583
   Provision for loan losses                           2                   1                  2                5
   Charge-offs                                        (5)                 (3)                (3)             (11)
   Recoveries                                         --                  --                  1                1
                                                    ----                ----                ---             ----
Balance - June 30, 1999                              243                 278                 57              578
   Provision for loan losses                          --                  --                 --               --
   Charge-offs                                        (4)                 (1)                (4)              (9)
   Recoveries                                         --                   1                  1                2
                                                    ----                ----                ---             ----
Balance - September 30, 1999                        $239                $278                $54             $571
                                                    ====                ====                ===             ====

       The ratio of allowance for loan losses to non-performing loans at September 30, 1999 and December 31, 1998 was 333.8% and 256.8%, respectively.

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

       Golden State, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage

("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At September 30, 1999, approximately 76% of the Company's loan portfolio consisted of ARMs.

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

       One of the most important sources of the Bank's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 1999 is as follows:

                                                                         Maturity/Rate  Sensitivity
                                                      --------------------------------------------------------------------
                                                      Within              1-5           Over 5     Noninterest
                                                      1 Year             Years           Years       Bearing         Total
                                                      ------             -----           -----       -------         -----
                                                                          (dollars in millions)
INTEREST-EARNING ASSETS:
Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                     $   203            $    (1)        $   86      $   --          $   288
Securities available for sale (3)                      1,107                 --             --          --            1,107
Mortgage-backed securities
     available for sale (3)                           13,735                 --             --          --           13,735
Mortgage-backed securities
     held to maturity (1)(4)                           2,222                 15             27          --            2,264
Loans held for sale, net (3)(5)                          809                 --             --          --              809
Loans receivable, net (1)(6)                          18,156             10,510          4,214          --           32,880
Investment in FHLB                                     1,140                 --             --          --            1,140
                                                     -------            -------         ------      ------          -------
     Total interest-earning assets                    37,372             10,524          4,327          --           52,223
Noninterest-earning assets                                --                 --             --       3,583            3,583
                                                     -------            -------         ------      ------          -------
                                                     $37,372            $10,524         $4,327      $3,583          $55,806
                                                     =======            =======         ======      ======          =======

INTEREST-BEARING LIABILITIES:
Deposits (7)                                         $20,755            $ 2,911         $   10      $   --          $23,676
Securities sold under agreements to
     repurchase (1)                                    5,964                 --             --          --            5,964
FHLB advances (1)                                      9,274             11,477             --          --           20,751
Other borrowings (1)                                     363                963            892          --            2,218
                                                     -------            -------         ------      ------          -------
     Total interest-bearing liabilities               36,356             15,351            902          --           52,609
Noninterest-bearing liabilities                           --                 --             --       1,243            1,243
Minority interest                                         --                 --             --         500              500
Stockholders' equity                                      --                 --             --       1,454            1,454
                                                     -------            -------         ------      ------          -------
                                                     $36,356            $15,351         $  902      $3,197          $55,806
                                                     =======            =======         ======      ======          =======

Gap before interest rate swap agreements             $ 1,016            $(4,827)        $3,425                      $  (386)
Interest rate swap agreements                          2,100             (1,500)          (600)                          --
                                                     -------            -------         ------                      -------
Gap                                                  $ 3,116            $(6,327)        $2,825                      $  (386)
                                                     =======            =======         ======                      =======

Cumulative gap                                       $ 3,116            $(3,211)        $ (386)                     $  (386)
                                                     =======            =======         ======                      =======

Gap as a percentage of total assets                     5.58%            (11.33)%         5.06%                       (0.69)%
                                                        ====             ======          =====                        =====

Cumulative gap as a percentage of total assets          5.58%             (5.75)%        (0.69)%                      (0.69)%
                                                        ====             ======          =====                        =====

----------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 1999. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.
(2) Consists of $214 million of securities held to maturity, $74 million of short-term investment securities and less than $0.1 million of interest-bearing deposits in other banks.
(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes  underlying  non-performing  loans  of $2  million.
(5)  Excludes non-performing loans of $10 million.
(6) Excludes allowance for loan losses of $571 million and non-performing loans of $159 million.
                                              (Footnotes continued on next page)
                                    Page 43

(7) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At September 30, 1999, interest-bearing liabilities of Golden State exceeded interest-earning assets by $386 million. At December 31, 1998, interest-bearing liabilities of Golden State exceeded interest-earning assets by $373 million.

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

       The Company anticipates that on a consolidated basis, cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $542.6 million at September 30, 1999, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       Interest on the GS Holdings Notes approximates $138.9 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

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

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending September 30, 2000 aggregate $9.5 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 1999, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $15.6 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 1999 were $22.4 billion in proceeds from additional borrowings, $8.5 billion in proceeds from sales of loans held for sale, $3.6 billion from principal payments on mortgage-backed securities available for sale and held to maturity, a $1.7 billion net increase in securities sold under agreements to repurchase, $458.9 million from the Nevada Purchase, and $455.2 million from maturities of securities available for sale and held to maturity. The primary uses of funds were $21.8 billion in principal payments on borrowings, $7.2 billion in purchases and originations of loans held for sale, $4.9 billion in purchases of securities and mortgage-backed securities available for sale, a net increase in loans receivable of $2.4 billion, and $1.4 billion from a net decrease in deposits.

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the nine months ended September 30, 1999 and the year ended December 31, 1998.

MORTGAGE BANKING OPERATIONS

       The Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, has significantly expanded its mortgage banking operations. During the nine months ended September 30, 1999 and 1998, FNMC acquired mortgage-servicing rights on loan portfolios of $12.9 billion and $3.6 billion, respectively, as a result of bulk servicing acquisitions and flow purchases, and sold servicing rights during the nine months ended September 30, 1999 on a portfolio of approximately $2.1 billion and 50,700 loans. With these acquisitions, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Golden State Acquisition, the originated servicing and the Servicing Sale, the 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totaled $72.3 billion at September 30, 1999, an increase of $6.9 billion and $3.0 billion from December 31, 1998 and September 30, 1998, respectively. During the nine months ended September 30, 1999, the Bank, through FNMC, originated $12.9 billion and sold (generally with servicing retained) $8.7 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the nine months ended September 30, 1999 totaled $206.1 million, an increase of $54.3 million from the nine months ended September 30, 1998. Gross loan servicing fees for the nine months ended September 30, 1999 were reduced by $154.4 million of amortization of servicing rights to arrive at net loan servicing fees of $51.7 million for FNMC.

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

       The Company owned several derivative instruments at September 30, 1999 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions, principal only swaps, and prepayment-linked swaps. The interest rate floor contracts had a notional amount of $485 million, strike rates of 5.50% and 5.55%, mature in the year 2004 and had an estimated fair value of $5.3 million at September 30, 1999. Premiums paid to counter-parties in exchange for cash payments when the 10 year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had notional amounts of $479 million, a strike rate of 6.75%, expire in the year 2002 and had an estimated fair value of $13.4 million at September 30, 1999. Premiums paid to counter-parties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $133.0 million and an estimated fair value of $(7.3) million at September 30, 1999. The prepayment-linked swaps had original notional amounts of $203.3 million and an estimated fair value of $0.3 million at September 30, 1999.

       The following is a summary of activity in MSRs and the MSR Hedge for the nine months ended September 30, 1999 (in millions):

                                                                                            Total MSR
                                                           MSRs            MSR Hedge         Balance
                                                         -------           ---------        ---------
        Balance at December 31, 1998                      $  922            $  22            $  944
         Additions - bulk purchases                          205               --               205
         Additions - other purchases                          89               --                89
         Originated servicing                                164               --               164
         Premiums paid                                        --               41                41
         Servicing Sale                                      (19)              --               (19)
         Swaption sales                                       29              (58)              (29)
         Interest rate floor sales                            19              (32)              (13)
         Payments made to counterparties, net                  6               --                 6
         Amortization                                       (142)             (16)             (158)
                                                          ------            -----            ------
        Balance at September 30, 1999                     $1,273            $ (43)           $1,230
                                                          ======            =====            ======

       Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At September 30, 1999 and December 31, 1998, no allowance for impairment of the MSRs was necessary.

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

       At September 30, 1999, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.90%, 5.90% and 13.10%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of September 30, 1999:

                                                                      Tangible           Core           Risk-based
                                                                       Capital          Capital           Capital
                                                                       -------          -------           -------
                                                                                (dollars in millions)
 Stockholder's equity of the Bank                                       $3,644           $3,644            $3,644
 Minority interest - REIT Preferred Stock                                  500              500               500
 Unrealized holding loss on securities available for sale,  net            200              200               200
 Non-allowable capital:
       Intangible assets                                                  (875)            (875)             (875)
       Goodwill Litigation Assets                                         (160)            (160)             (160)
       Investment in non-includable subsidiaries                           (58)             (58)              (58)
 Supplemental capital:
       Qualifying subordinated debentures                                   --               --                93
       General loan loss allowance                                          --               --               353
 Assets required to be deducted:
       Land loans with more than 80% LTV ratio                              --               --                (2)
       Equity in subsidiaries                                               --               --                (5)
       Low-level recourse deduction                                         --               --               (11)
                                                                        ------           ------            ------
 Regulatory capital of the Bank                                          3,251            3,251             3,679
 Minimum regulatory capital requirement                                    826            2,203             2,247
                                                                        ------           ------            ------
 Excess above minimum capital requirement                               $2,425           $1,048            $1,432
                                                                        ======           ======            ======

 Regulatory capital of the Bank                                           5.90%            5.90%            13.10%
 Minimum regulatory capital requirement                                   1.50             4.00              8.00
                                                                          ----             ----             -----
 Excess above minimum capital requirement                                 4.40%            1.90%             5.10%
                                                                          ====             ====             =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $55.1 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $28.1 billion.

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

       To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At September 30, 1999, California Federal's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                       Leverage               Risk-based
                                                                        --------------------------
                                                       Capital          Tier 1       Total Capital
                                                       -------          ------       -------------

     Regulatory capital of the Bank                     5.90%            11.54%         13.10%
     "Well capitalized" ratio                           5.00              6.00          10.00
                                                        ----            ------          -----
     Excess above "well capitalized" ratio              0.90%             5.54%          3.10%
                                                        ====            ======          =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 1999, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at September 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       GOODWILL LITIGATION AGAINST THE GOVERNMENT

       On April 9, 1999, the Claims Court issued its decision on a claim by the Bank against the United States Government (the "Government") in the lawsuit, GLENDALE FEDERAL BANK, FEDERAL SAVINGS BANK V. UNITED STATES, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank.

       On April 16, 1999, the Claims Court issued its decision on a claim by the Bank against the Government in the lawsuit, CALIFORNIA FEDERAL BANK V. UNITED STATES, Civil Action No. 92-138C (the "California Federal Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. This decision has been appealed by the Government and the Bank.

       In each of the Glendale Goodwill Litigation and the California Federal Litigation, it is alleged, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which each of Glendale Federal and California Federal seek damages and restitution. The claims arose from changes made by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and its implementing regulations ("FIRREA") with respect to the rules for computing regulatory capital.

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

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       On September 28, 1999, John A. Moran was elected a Director of the Company, filling the vacancy created by the death of The Honorable Bob Bullock on June 18, 1999.

       Mr. Moran is the retired Chairman of the Dyson-Kissner-Moran Corporation. Dyson-Kissner-Moran is a private holding company headquartered in New York City whose portfolio of companies has included businesses engaged in manufacturing, distribution, financial services, and real estate development. Mr. Moran served as President and Chief Executive Officer from 1975 and as Chairman of the Board from 1984 until his retirement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     3.1 Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30,
            1998).

     3.2    By-laws of the Registrant, as amended.

    10.1 Employment Agreement dated as of August 1, 1999, between California Federal Bank, A Federal Savings Bank, and Christie S. Flanagan.

    10.2 Employment Agreement dated as of August 1, 1999, between California Federal Bank, A Federal Savings Bank, and Scott A. Kisting.

    27.1    Financial Data Schedule.

(b) Reports on Form 8-K:

            None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            Golden State Bancorp Inc.




                                          /S/ RICHARD H.TERZIAN
                                     -------------------------------------------
                                     By: Richard H. Terzian
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)




                                          /S/ RENEE NICHOLS TUCEI
                                     -------------------------------------------
                                     By: Renee Nichols Tucei
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)



November 9, 1999