Form 10-Q
period 2000-03-31
GOLDEN STATE BANCORP INC
filed 2000-05-11
CIK 1019508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2000
                              --------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         N/A          to            N/A
                              --------------------------------------------------


Commission File Number:                 333-28037
                       ---------------------------------------------------------


                              GOLDEN STATE BANCORP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                95-4642135
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

135 Main Street, San Francisco,CA                                  94105
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   YES       No
                                          -----     -----

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on April 28, 2000: 122,463,213 shares.

                            GOLDEN STATE BANCORP INC.
                     FIRST QUARTER 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999...............................3

           Unaudited Consolidated Statements of Income
           Three Months Ended March 31, 2000 and 1999.........................4

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2000 and 1999.........................5

           Unaudited Consolidated Statements of Stockholders' Equity
           Three Months Ended March 31, 2000..................................6

           Unaudited Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999.........................7

           Notes to Unaudited Consolidated Financial Statements...............9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........38


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................39

  Item 2.  Changes in Securities.............................................39

  Item 3.  Defaults Upon Senior Securities...................................39

  Item 4.  Submission of Matters to a Vote of Security Holders...............39

  Item 5.  Other Information.................................................39

  Item 6.  Exhibits and Reports on Form 8-K..................................40

  Signatures.................................................................41

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 and DECEMBER 31, 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                March 31,          December 31,
                     ASSETS                                                       2000                1999
                     ------                                                       ----                ----
    Cash and due from banks                                                    $   540,134         $   508,959
    Interest-bearing deposits in other banks                                        25,034                   5
    Short-term investment securities                                                76,111              84,061
                                                                               -----------            --------
         Cash and cash equivalents                                                 641,279             593,025

    Securities available for sale, at fair value                                 1,066,078           1,075,766
    Securities held to maturity                                                    164,776             185,357
    Mortgage-backed securities available for sale, at fair value                13,317,692          13,764,565
    Mortgage-backed securities held to maturity                                  2,050,733           2,149,696
    Loans held for sale, net                                                       687,329             729,062
    Loans receivable, net                                                       36,143,680          33,953,461
    Investment in Federal Home Loan Bank ("FHLB") System                         1,257,944           1,167,144
    Premises and equipment, net                                                    309,754             324,582
    Foreclosed real estate, net                                                     36,596              45,091
    Accrued interest receivable                                                    332,017             321,596
    Intangible assets (net of accumulated amortization of $199,876
         at March 31, 2000 and $183,433 at December 31, 1999)                      760,640             819,561
    Mortgage servicing rights                                                    1,350,708           1,272,393
    Other assets                                                                   895,871             617,761
                                                                               -----------         -----------
              Total Assets                                                     $59,015,097         $57,019,060
                                                                               ===========         ===========

           Liabilities, Minority Interest and Stockholders' Equity
           -------------------------------------------------------

    Deposits                                                                   $23,041,536         $23,035,757
    Securities sold under agreements to repurchase                               5,353,602           5,481,747
    Borrowings                                                                  27,397,879          25,668,626
    Other liabilities                                                            1,089,014             771,147
                                                                               -----------         -----------
              Total liabilities                                                 56,882,031          54,957,277
                                                                               -----------         -----------

    Commitments and contingencies                                                       --                  --

    Minority interest                                                              500,000             500,000

    Stockholders' equity:
         Common stock  ($1.00 par value, 250,000,000 shares
              authorized, 134,941,013 and 134,720,685 shares issued at
              March 31, 2000 and December 31, 1999, respectively)                  134,941             134,721
         Issuable shares                                                           204,681             204,681
         Additional paid-in capital                                              1,380,360           1,378,735
         Accumulated other comprehensive loss                                     (295,946)           (275,209)
         Retained earnings (substantially restricted)                              461,271             371,096
         Treasury stock (12,478,097 shares at March 31, 2000 and
              December 31, 1999)                                                  (252,241)           (252,241)
                                                                               -----------         -----------

              Total stockholders' equity                                         1,633,066           1,561,783
                                                                               -----------         -----------
              Total liabilities, minority interest and stockholders' equity    $59,015,097         $57,019,060
                                                                               ===========         ===========


    See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                             Three Months Ended March 31,
                                                                             ---------------------------
                                                                                2000             1999
                                                                                ----             ----
Interest income:
     Loans receivable                                                         $646,193         $567,273
     Mortgage-backed securities available for sale                             229,062          204,054
     Mortgage-backed securities held to maturity                                39,379           50,429
     Loans held for sale                                                        13,318           34,648
     Securities available for sale                                              19,093           18,424
     Securities held to maturity                                                 2,061            3,460
     Interest-bearing deposits in other banks                                      401            1,039
     Dividends on FHLB stock                                                    17,147           13,556
                                                                              --------         --------
         Total interest income                                                 966,654          892,883
                                                                              --------         --------
Interest expense:
     Deposits                                                                  218,792          221,996
     Securities sold under agreements to repurchase                             82,906           54,048
     Borrowings                                                                377,853          308,823
                                                                              --------         --------
         Total interest expense                                                679,551          584,867
                                                                              --------         --------
         Net interest income                                                   287,103          308,016
     Provision for loan losses                                                      --            5,000
                                                                              --------         --------
         Net interest income after provision for loan losses                   287,103          303,016
                                                                              --------         --------
Noninterest income:
     Loan servicing fees, net                                                   44,875           35,968
     Customer banking fees and service charges                                  48,659           44,746
     Gain on sale and settlement of loans, net                                   6,662           15,589
     Gain on sale of assets, net                                                   419              174
     Other income                                                                8,750            8,691
                                                                              --------         --------
         Total noninterest income                                              109,365          105,168
                                                                              --------         --------
Noninterest expense:
     Compensation and employee benefits                                        108,407          103,011
     Occupancy and equipment                                                    39,254           39,793
     Professional fees                                                           8,821           14,038
     Loan expense                                                                6,043           12,178
     Foreclosed real estate operations, net                                     (2,233)            (673)
     Amortization of intangible assets                                          16,443           17,158
     Merger and integration costs                                                   --            6,082
     Other expense                                                              52,510           66,262
                                                                              --------         --------
         Total noninterest expense                                             229,245          257,849
                                                                              --------         --------

Income before income taxes,  minority interest and extraordinary items         167,223          150,335
Income tax (benefit) expense                                                   (84,894)          70,292
Minority interest: provision in lieu of income tax expense                     161,688               --
Minority interest: other                                                         6,599            9,167
                                                                              --------         --------
     Income before extraordinary items                                          83,830           70,876
Extraordinary items - gain on early extinguishment of debt,
     net of applicable taxes of $879 in 2000                                     1,206               --
                                                                              --------         --------
     Net income                                                               $ 85,036         $ 70,876
                                                                              ========         ========
Earnings per share:
   Basic
     Income before extraordinary items                                           $0.62            $0.53
     Extraordinary items                                                          0.01               --
                                                                                 -----            -----
     Net income                                                                  $0.63            $0.53
                                                                                 =====            =====
   Diluted
     Income before extraordinary items                                           $0.59            $0.50
     Extraordinary items                                                          0.01               --
                                                                                 -----            -----
     Net income                                                                  $0.60            $0.50
                                                                                 =====            =====


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended March 31,
                                                                    ---------------------------
                                                                      2000               1999
                                                                      ----               ----
Net income                                                          $ 85,036           $ 70,876

Other  comprehensive  loss,  net  of  tax:
Unrealized  holding  loss  on securities available for sale:
    Unrealized holding loss arising during the period                (20,737)           (15,979)
    Less: reclassification adjustment for gain included
        in net income                                                     --               (172)
                                                                    --------           --------
Other comprehensive loss                                             (20,737)           (16,151)
                                                                    --------           --------

Comprehensive income                                                $ 64,299           $ 54,725
                                                                    ========           ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                     Accumulated
                                               Common Stock                         Additional          Other
                                           -----------------------      Issuable     Paid-in        Comprehensive
                                             Shares        Amount        Shares      Capital            Loss
                                           -----------    --------      --------    ----------      -------------
Balance at December 31, 1999               134,720,685    $134,721      $204,681    $1,378,735        $(275,209)

Net income                                          --          --            --            --               --
Change in net unrealized holding loss
   on securities available for sale                 --          --            --            --          (20,737)
Adjustment to contribution receivable
    from GSB Investments and
    Hunter's Glen in respect of their
    proportionate ownership of the
    California Federal Goodwill
    Litigation Asset                                --          --            --            --               --
Issuance of common stock                             1          --            --            --               --
Impact of restricted common stock              220,327         220            --         1,625               --
                                           -----------    --------      --------    ----------        ---------

Balance at March 31, 2000                  134,941,013    $134,941      $204,681    $1,380,360        $(295,946)
                                           ===========    ========      ========    ==========        =========

                                                                                                     (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                Retained             Common Stock
                                                Earnings              in Treasury                  Total
                                             (Substantially     -------------------------       Stockholders'
                                               Restricted)        Shares         Amount            Equity
                                             --------------     -----------     ---------       -------------
Balance at December 31, 1999                   $371,096         (12,478,097)   $(252,241)         $1,561,783

Net income                                       85,036                  --           --              85,036
Change in net unrealized holding loss
   on securities available for sale                  --                  --           --             (20,737)
Adjustment to contribution receivable
    from GSB Investments and
    Hunter's Glen in respect of their
    proportionate ownership of the
    California Federal Goodwill
    Litigation Asset                              5,139                  --           --               5,139
Issuance of common stock                             --                  --           --                  --
Impact of restricted common stock                    --                  --           --               1,845
                                               --------         -----------    ---------          ----------

Balance at March 31, 2000                      $461,271         (12,478,097)   $(252,241)         $1,633,066
                                               ========         ===========    =========          ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2000             1999
                                                                                   ----             ----
  Cash flows from operating activities:
  Net income                                                                   $    85,036       $   70,876
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                              16,443           17,158
     (Accretion) amortization of purchase accounting premiums
         and discounts, net                                                           (667)           5,597
     Accretion of discount on borrowings                                               265              245
     Amortization of mortgage servicing rights                                      46,667           51,301
     Provision for loan losses                                                          --            5,000
     Gain on sale of assets, net                                                      (419)            (174)
     Gain on sale of foreclosed real estate                                         (4,057)          (2,650)
     Loss on sale and settlement of loans, net                                      18,926           40,738
     Capitalization of originated mortgage servicing rights                        (25,588)         (56,328)
     Extraordinary items - gain on early extinguishment of debt, net                (1,206)              --
     Depreciation and amortization of premises and equipment                        12,771            9,430
     Amortization of deferred debt issuance costs                                    1,837            1,785
     FHLB stock dividends                                                          (17,147)         (13,556)
     Purchases and originations of loans held for sale                          (1,037,884)      (2,920,752)
     Net proceeds from the sale of loans held for sale                           1,047,089        3,134,862
     (Increase) decrease in other assets                                          (210,270)          27,966
     Increase in accrued interest receivable                                        (9,183)          (2,853)
     Increase (decrease) in other liabilities                                      137,241          (99,274)
     Amortization of deferred compensation expense-
        restricted common stock                                                        560               --
     Minority interest: provision in lieu of income taxes                          161,688               --
     Minority interest: other                                                        6,599            9,167
                                                                               -----------       ----------
        Net cash provided by operating activities                              $   228,701       $  278,538
                                                                               -----------       ----------

                                                                                                 (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2000             1999
                                                                                   ----             ----
  Cash flows from investing activities:
       Downey Acquisition                                                      $  (379,314)    $         --
       Purchases of securities available for sale                                   (5,779)        (734,574)
       Proceeds from maturities of securities available for sale                     8,500          299,280
       Purchases of securities held to maturity                                       (652)          (1,641)
       Principal payments and proceeds from maturities
           of securities held to maturity                                           21,323              564
       Purchases of mortgage-backed securities available for sale                  (38,850)      (2,553,891)
       Principal payments on mortgage-backed securities available for sale         455,672        1,223,668
       Principal payments on mortgage-backed securities held to maturity            98,975          187,215
       Proceeds from sales of mortgage-backed securities available for sale             --          193,055
       Proceeds from sales of loans                                                  2,746            6,830
       Net increase in loans receivable                                         (1,370,035)         (22,342)
       Purchases of loans receivable                                              (457,486)        (458,504)
       Purchases of FHLB stock, net                                                (74,820)         (83,185)
       Purchases of premises and equipment                                          (6,845)         (58,202)
       Proceeds from disposal of premises and equipment                                532           41,746
       Proceeds from sales of foreclosed real estate                                29,146           37,113
       Purchases of mortgage servicing rights                                      (99,394)         (76,185)
                                                                               -----------     ------------
           Net cash used in investing activities                                (1,816,281)      (1,999,053)
                                                                               -----------     ------------

  Cash flows from financing activities:
       Net increase (decrease) in deposits                                           6,428        (820,063)
       Proceeds from additional borrowings                                       8,656,278      10,254,766
       Principal payments on borrowings                                         (6,892,128)     (8,428,080)
       Net (decrease) increase in securities sold under
           agreements to repurchase                                               (128,145)        411,896
       Dividends paid to minority stockholders, net of taxes                        (6,599)         (9,127)
       Exercise of stock options                                                        --           4,114
       Sale of treasury stock                                                           --              93
                                                                               -----------     -----------
           Net cash provided by financing activities                             1,635,834       1,413,599
                                                                               -----------     -----------

  Net change in cash and cash equivalents                                           48,254        (306,916)
  Cash and cash equivalents at beginning of period                                 593,025         967,950
                                                                               -----------     -----------
  Cash and cash equivalents at end of period                                   $   641,279     $   661,034
                                                                               ===========     ===========


  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)    Basis of Presentation
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three month period in the prior year have been reclassified to conform to the current period's presentation.

       The accompanying unaudited consolidated financial statements include the accounts of Golden State Bancorp Inc. ("Golden State" or the "Company"), which owns all of the common stock of Golden State Holdings Inc. ("GS Holdings," formerly First Nationwide Holdings Inc. ("FN Holdings")), which owns all of the common and preferred stock of California Federal Bank, A Federal Savings Bank and its subsidiaries ("California Federal" or "Bank"). Unless the context otherwise indicates, "Golden State" or "Company" refers to Golden State Bancorp Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein). On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger. Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank as the surviving entity after the consummation of the Glen Fed Merger.

       Minority interest represents amounts attributable to (a) the Preferred Stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (b) that portion of stockholders' equity of Auto One Acceptance Corporation ("Auto One"), a subsidiary of the Bank, attributable to 20% of its common stock. In 1999, minority interest also included the Bank Preferred Stock that had not yet been acquired by GS Holdings.

       Golden State is a holding company whose only significant asset is its indirect ownership of all of the common and preferred stock of the Bank, and therefore, activities for the consolidated entity are primarily carried out by the Bank and its operating subsidiaries.

       All  significant   intercompany   balances  and  transactions  have  been
eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of Golden State included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

(2)    Acquisitions and Divestitures
       -----------------------------

       GOLDEN STATE ACQUISITION

       On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings") and Hunter's Glen/Ford Ltd. ("Hunter's Glen") completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(a) FN Holdings contributed all of its assets (including all of the common stock of California Federal) to GS Holdings (the "FN Holdings Asset Transfer"), (b) Parent Holdings, which then owned all of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned all of the common stock of Glendale Federal, (c) FN Holdings merged with and into Golden State Financial Corporation, which owned all of the common stock of Glendale Federal (the "FN Holdings Merger," and together with the Golden State Merger, the "Holding Company Mergers"), and (d) Glendale Federal merged with and into California Federal (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

       Merger and integration costs associated with the Golden State Acquisition totalled $6.1 million for the three months ended March 31, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during the first quarter of 2000.

       OTHER ACQUISITIONS AND DIVESTITURES

       On February 29, 2000, Auto One acquired Downey Auto Finance Corporation, a subsidiary of Downey Savings and Loan Association, F.A., with prime auto loans of approximately $370 million (the "Downey Acquisition"). Intangible assets of $7.6 million were recorded in connection with this acquisition.

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

(3)    Cash, Cash Equivalents, and Statements of Cash Flows
       ----------------------------------------------------

       Cash paid for interest on deposits and other interest-bearing liabilities during the three months ended March 31, 2000 and 1999 was $754.6 million and $560.4 million, respectively. Net cash received for income taxes during the three months ended March 31, 2000 and 1999 was $0.1 million and $2.0 million, respectively.

       During the three months ended March 31, 2000, noncash activity consisted of transfers of $21.0 million from loans receivable to foreclosed real estate, transfers of $13.6 million from loans held for sale (at lower of cost or market) to loans receivable and $3.5 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the three months ended March 31, 2000 also included the following: a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings; increases of $1.6 million and $220 thousand in additional paid-in capital and common stock, respectively, reflecting the impact of 220,327 shares of restricted common stock issued during the quarter under an employee incentive plan; and an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation asset of $5.1 million.

       During the three months ended March 31, 1999, noncash activity consisted of transfers of $25.5 million from loans receivable to foreclosed real estate and $.9 million of loans made to facilitate sales of real estate owned.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)    Segment Reporting
       -----------------

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

                                      Three Months Ended March 31,
                               ------------------------------------------
                               Community        Mortgage
                                Banking         Banking           Total
                               ---------        --------         --------

Net interest income: (1)
2000                           $331,419         $(21,968)        $309,451
1999                            349,261          (11,595)         337,666

Noninterest income: (2)
2000                           $ 59,460         $ 62,061         $121,521
1999                             58,740           58,147          116,887

Noninterest expense: (3)
2000                           $189,595         $ 40,810         $230,405
1999                            209,631           49,378          259,009

_______________
(1) Includes $22.3 million and $29.7 million for 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $53.3 million and $61.4 million for 2000 and 1999, respectively, in interest income and expense on intercompany loans.

(2) Includes $12.2 million and $11.7 million for 2000 and 1999, respectively, in intercompany servicing fees.

(3) Includes $1.2 million for each of the years 2000 and 1999 in intercompany noninterest expense.

                 GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       The following reconciles the above table to the amounts shown on the consolidated financial statements for the three months ended March 31, 2000 and 1999 (in thousands):

                                                         2000           1999
                                                         ----           ----

Net interest income:
Total net interest income for reportable segments      $309,451       $337,666
Elimination of intersegment net interest income         (22,348)       (29,650)
                                                       --------       --------
     Total                                             $287,103       $308,016
                                                       ========       ========

Noninterest income:
Total noninterest income for reportable segments       $121,521       $116,887
Elimination of intersegment servicing fees              (12,156)       (11,719)
                                                       --------       --------
     Total                                             $109,365       $105,168
                                                       ========       ========

Noninterest expense:
Total noninterest expense for reportable segments      $230,405       $259,009
Elimination of intersegment expense                      (1,160)        (1,160)
                                                       --------       --------
     Total                                             $229,245       $257,849
                                                       ========       ========

(5)    Accrued Termination and Facilities Costs
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to data processing expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 1999 (in thousands):


                                                               Severance and
                                                 Branch         Termination      Contract
                                             Consolidations      Benefits       Termination      Total
                                             --------------     ------------    -----------      -----

Balance at December 31, 1999                    $24,051           $12,770           $25         $36,846
       Additional liabilities recorded            2,504                --            --           2,504
       Charges to liability accounT              (6,591)             (204)           --          (6,795)
                                                -------           -------           ---         -------
Balance at March 31, 2000                       $19,964           $12,566           $25         $32,555
                                                =======           =======           ===         =======

(6)    Income Taxes
       ------------

       During the three months ended March 31, 2000, Golden State recorded a net income tax benefit of $84.9 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the three-month period ended March 31, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the owners of the former FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders and no impact on the expected level of issuable shares.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(7)    Stockholders' Equity
       --------------------

       COMMON STOCK

       At March 31, 2000, there were 122,462,916 shares of Golden State Common Stock issued and outstanding (net of treasury stock).

       ISSUABLE SHARES

       In accordance with the Golden State Merger Agreement, on January 21, 1999, a total of 5,540,319 shares of Golden State Common Stock, valued at $100 million, were issued (4,432,255 shares to a subsidiary of Mafco Holdings and 1,108,064 shares to Hunter's Glen) as a result of net tax benefits realized by California Federal with respect to its gain from the Florida Branch Sale and the receipt of federal income tax refunds in excess of the amount reflected on the Company's consolidated balance sheets. The remaining 147,677 common shares, valued at $2.7 million in 1998 are expected to be issued at a future date. Such issuable shares are included in the basic and diluted earnings per share calculations.

       Based upon the Company's 1999 reported net income, shares valued at $201.5 million became issuable during the year ended December 31, 1999 to GSB Investments and Hunter's Glen (although the actual number of shares to be issued will be based upon taxable income as filed in the Company's federal income tax returns). The number of shares is estimated based on the anticipated use of pre-merger net operating losses and other net deferred tax assets, and is subject to change based upon actual earnings and the average share price during the year. Such issuable shares are included, as appropriate, in the calculation of basic and diluted earnings per share.

       During the fourth quarter of 1999, the Company recorded $4.5 million in issuable shares related to interest receivable on a Federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition. In accordance with the Golden State Merger agreement, this amount is payable to GSB Investments and Hunter's Glen as issuable shares. Such issuable shares are included, as appropriate, in the calculation of diluted earnings per share. See note 9.

       RETAINED EARNINGS

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets (as defined herein) that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset (as defined herein) contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill
Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 1999, the equalization adjustment was written down to its fair value of $17.1 million. Since the market value of the LTWTMs, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.34 per share at March 31, 2000 from $0.875 per share at December 31, 1999, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $22.2 million, resulting in an increase in retained earnings of $5.1 million during the three months ended March 31, 2000.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       TREASURY STOCK

       At March 31, 2000, the Company had 12,478,097 shares of its common stock in treasury at an aggregate cost of $20.06 per share.

       During the three months ended March 31, 1999, 7,933 shares were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition. No shares were issued out of treasury during the three months ended March 31, 2000.

       DIVIDENDS

       There were no dividends on common stock during the three months ended March 31, 2000 and 1999.

(8)    Executive and Stock Compensation
       --------------------------------

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

       In the first quarter of 2000, the Company granted to its employees non-qualified stock options equivalent to 1,333,850 shares of common stock at a weighted average price of $13.99 per share under the Golden State Bancorp Inc. Omnibus Stock Plan (the "Stock Plan"). These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three months ended March 31, 2000, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three months ended March 31, 2000, no options were exercised and 19,250 options were cancelled or expired under all plans. During the three months ended March 31, 1999, 222,533 options were exercised and 86,000 were cancelled or expired under all PLANS. At March 31, 2000, options to acquire an equivalent of 3,875,682 shares and 1,216,082 LTWTMs remained outstanding under all plans.

       On January 24, 2000, the Company awarded to certain of its employees 220,327 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the award was $14.00 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. At March 31, 2000, a total of 277,235 restricted shares was outstanding. The compensation expense related to these awards are recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2000, $0.6 million in compensation expense was recognized related to such awards. These restricted shares have full voting rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 9.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(9)    Earnings Per Share Information
       ------------------------------

       Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                          Three Months Ended March 31,
                                               ----------------------------------------------------
                                                        2000                          1999
                                               ----------------------        ----------------------
                                                Basic        Diluted          Basic         Diluted
                                                 EPS           EPS             EPS             EPS
                                                 ---           ---             ---             ---
Income before extraordinary items              $ 83,830      $ 83,830        $ 70,786      $ 70,786
Extraordinary items                               1,206         1,206              --            --
                                               --------      --------        --------      --------
    Net income                                 $ 85,036      $ 85,036        $ 70,786      $ 70,786
                                               ========      ========        ========      ========

Weighted average common
    shares outstanding (a)                      122,186       122,186         132,911       132,911
Issuable shares (b)                              11,990        11,990           1,379         1,379
                                               --------      --------        --------      --------
Total weighted average basic
    common shares outstanding                   134,176       134,176         134,290       134,290
Effects of dilutive securities:
    Options and warrants (c)                         --         2,305              --         5,608
    Issuable shares (d)                              --         4,466              --           969
    Restricted stock (a)                             --            60              --            --
                                               --------      --------        --------      --------
Total weighted average diluted
       Common shares outstanding (b)            134,176       141,007         134,290       140,867
                                               ========      ========        ========      ========

Income before extraordinary items              $   0.62      $   0.59        $   0.53      $   0.50
Extraordinary items                                0.01          0.01              --            --
                                               --------      --------        --------      --------
Earnings per common share                      $   0.63      $   0.60        $   0.53      $   0.50
                                               ========      ========        ========      ========

________________
(a) 2000 and 1999 basic weighted average common shares outstanding exclude the effect of 220,327 and 56,908 shares, respectively, of restricted stock that were awarded to employees of the Company on January 24, 2000 and July 19, 1999, respectively, as these shares are subject to vesting. The effect of these shares was included in diluted average shares outstanding. See note 8.

(b) 2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 11,842,680 shares issuable to GSB Investments and Hunter's Glen based on the use of pre-merger tax benefits during 1999.

       2000 and 1999 total basic and diluted weighted average common shares outstanding include the effect of 5,540,319 shares issued on January 21, 1999 and 147,677 shares issuable to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

(c) Golden State's weighted average diluted common shares outstanding are not affected by the LTW(TM)s until they becoME exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

                                              (Footnotes continued on next page)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(d) 2000 total weighted average diluted common shares outstanding include, as appropriate, the effect of 3,026,409 shares estimated to be issuable to GSB Investments and Hunter's Glen related to a Federal tax refund and related interest associated with Old California Federal for periods prior to the Golden State Acquisition.

       2000 and 1999 total diluted weighted average shares outstanding include the effect of 1,439,289 shares and 969,940 shares, respectively, estimated to be issuable to GSB Investments and Hunter's Glen based on the anticipated use of pre-merger tax benefits. See note 7.

(10)   Newly Issued Accounting Pronouncements
       --------------------------------------

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 ("SFAS No. 137"). SFAS No. 137 mandates that SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction.

       Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge. Upon implementation, hedging relationships must be designated anew and documented pursuant to the provisions of this statement.

       For fair-value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

       The Company has identified four instruments which will qualify as derivatives pursuant to SFAS No. 133. The hedge instruments used to hedge the Company's mortgage servicing rights will be reported as a fair value hedge, while forward loan sale commitments, deferred pair-offs and interest rate swaps qualify as cash flow hedges. On April 27, 2000, the Derivatives Implementation Group of the FASB issued guidance indicating that interest rate lock commitments, given by lending institutions to potential borrowers, met the net settlement criteria described in paragraph nine of SFAS No. 133 and would therefore be considered derivative instruments. The Bank is currently assessing the impact of this guidance.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       One of the qualifying criteria for hedge accounting under SFAS No. 133 is that the hedging relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in those fair values or cash flows that are attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. An assessment of this effectiveness is required at least every three months and whenever financial statements or earnings are reported by the Bank.

       The high-effectiveness requirement has been interpreted to mean that the cumulative changes in the value of the hedging instrument since hedge inception should be between 80% and 125% of the inverse cumulative change since hedge inception in the fair value or cash flows of the hedged items.

       Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods.

       SFAS No. 133 will significantly change the accounting treatment of derivative instruments used by the Bank. Depending on the underlying risk management strategy, these accounting changes could affect reported net income, assets, liabilities and stockholders' equity. As a result, the Bank may choose to reconsider its risk management strategies, since SFAS No. 133 will not reflect the results of many of those strategies in the same manner as current accounting practice. The Bank continues to evaluate the potential impact of implementing SFAS No. 133. An accurate assessment of the Bank's hedge effectiveness and hence, the net impact of adopting SFAS No. 133, will not be possible until the FASB, which is currently both interpreting and amending SFAS No. 133 with regard to the measurement of hedge effectiveness, concludes its deliberations, and until after the Bank has fully implemented hedging strategies in accordance with the FASB's amendments and interpretations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE THE COMPANY'S STATEMENTS REGARDING LIQUIDITY, PROVISION FOR LOAN LOSSES, CAPITAL RESOURCES AND ANTICIPATED EXPENSE LEVELS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE: (A) CHANGES IN LEVELS OF MARKET INTEREST RATES, (B) CHANGES IN THE CALIFORNIA ECONOMY OR CALIFORNIA REAL ESTATE VALUES, (C) CHANGES IN THE LEVEL OF MORTGAGE LOAN PREPAYMENTS, (D) CHANGES IN FEDERAL BANKING LAWS AND REGULATIONS, (E) ACTIONS BY THE COMPANY'S COMPETITORS, AND (F) THE RISKS DESCRIBED IN THE "RISK FACTORS" SECTION INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 FILED BY GOLDEN STATE HOLDINGS INC. WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 29, 1998 (FILE NO. 333-64597) AND DECLARED EFFECTIVE ON NOVEMBER 12, 1998. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT.

OVERVIEW

       The principal business of Golden State, through California Federal, consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases commercial real estate, commercial and consumer loans for investment. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

       NET INCOME

       Golden State reported net income for the three months ended March 31, 2000 of $85.0 million, or $0.60 per diluted share, compared with net income of $70.9 million, or $0.50 per diluted share, for the corresponding period in 1999. Net income for the three months ended March 31, 2000 included gains on the early extinguishment of debt, net of tax, of $1.2 million.

       YEAR 2000

       The Company completed all major milestones in executing its comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. This extensive planning process resulted in a smooth transition during the rollover to the Year 2000. No significant Y2K-related events were reported, and it was not necessary to activate any of the Company's contingency plans either internally or with outside vendors. Special attention was provided to the possibility of Y2K-related exceptions throughout January, February and March 2000, but no material irregularities occurred. Staffing expenses incurred during the first quarter of 2000 were less than anticipated.

       The Company has completed all activities associated with the Year 2000 project. Costs related to making the Company's computer systems, applications and facilities Year 2000 compliant total approximately $17.3 million over the years 1997 to 2000. Noninterest expense for the three months ended March 31, 2000 included less than $0.1 million in connection with the Company's Year 2000 efforts.

       For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in the Company's 1999 Form 10-K.

       FINANCIAL CONDITION

       During the three months ended March 31, 2000, consolidated total assets increased $2.0 billion, to $59.0 billion from December 31, 1999, and total liabilities increased from $55.0 billion to $56.9 billion.

       During the three months ended March 31, 2000, stockholders' equity increased $71.3 million to $1.6 billion. The increase in stockholders' equity is principally the net result of $85.0 million in net income for the period, partially offset by $20.7 million net unrealized loss, after tax, on securities available for sale.

       The unrealized loss on securities available for sale is primarily a result of a decline in the value of the Company's mortgage-backed securities available for sale due to an increase in Treasury yields and wider spreads on private label collateralized mortgage obligations. This unrealized loss reflects general declines in the prices of fixed-rate instruments during the year as a consequence of rising interest rates, which led to a slowing of prepayment expectations and extended the expected lives of the mortgage-related securities in the portfolio. The total accumulated unrealized loss represents a decline, after tax, in the combined fair value of the securities available for sale and mortgage-backed securities available for sale portfolios of approximately 2.0%.

       Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $177 million at March 31, 2000 compared with $200 million at December 31, 1999. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.30% at March 31, 2000 from 0.35% at December 31, 1999.

RESULTS OF OPERATIONS

       THREE  MONTHS  ENDED MARCH 31, 2000 VERSUS  THREE  MONTHS ENDED MARCH 31,
       1999

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                   Three Months Ended March 31, 2000
                                                                   ---------------------------------
                                                                    Average                 Average
                                                                    Balance     Interest     Rate
                                                                    -------     --------     ----
                                                                           (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,427       $ 22        6.04%
     Mortgage-backed securities available for sale                  13,870        229        6.61
     Mortgage-backed securities held to maturity                     2,080         39        7.57
     Loans held for sale, net                                          714         13        7.46
     Loans receivable, net                                          35,313        646        7.32
      FHLB stock                                                     1,193         18        5.78
                                                                   -------       ----
         Total interest-earning assets                              54,597        967        7.08
                                                                                 ----
Noninterest-earning assets                                           2,741
                                                                   -------
         Total assets                                              $57,338
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $22,888        219        3.84
     Securities sold under agreements to repurchase (3)              5,709         83        5.75
     Borrowings (3)                                                 25,773        378        5.90
                                                                   -------       ----
         Total interest-bearing liabilities                         54,370        680        5.03
                                                                                 ----
Noninterest-bearing liabilities                                        914
Minority interest                                                      495
Stockholders' equity                                                 1,559
                                                                   -------
         Total liabilities, minority interest
             and stockholders' equity                              $57,338
                                                                   =======
Net interest income                                                              $287
                                                                                 ====
Interest rate spread                                                                         2.05%
                                                                                            =====
Net interest margin                                                                          2.09%
                                                                                            =====

Return on average assets                                                                     0.59%
                                                                                            =====
Return on average equity                                                                    21.82%
                                                                                            =====
Average equity to average assets                                                             2.72%
                                                                                            =====

                                                                  Three Months Ended March 31, 1999
                                                                  ---------------------------------
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
                                                                   =======


LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:

     Deposits                                                      $24,012        222       3.75
     Securities sold under agreements to repurchase                  4,319         54       5.01
     Borrowings                                                     22,873        309       5.48
                                                                   -------       ----
         Total interest-bearing liabilities                         51,204        585       4.63
                                                                                 ----
Noninterest-bearing liabilities                                      1,972
Minority interest                                                      590
Stockholders' equity                                                 1,614
                                                                   -------
         Total liabilities, minority interest
            and stockholders' equity                               $55,380
                                                                   =======
Net interest income                                                              $308
                                                                                 ====
interest rate spread                                                                         2.38%
                                                                                            =====
Net interest margin                                                                          2.37%
                                                                                            =====

Return on average assets                                                                     0.51%
                                                                                            =====
Return on average equity                                                                    17.57%
                                                                                            =====
Average equity to average assets                                                             2.91%
                                                                                            =====

_________________
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities held to maturity, securities available for sale, interest-bearing deposits in other banks and short-term investment securities.

(3)    Interest and average rate include the impact of interest rate swaps.

       The following table shows what portion of the changes in interest income and interest expense were due to changes in rate and volume. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to volume (change in average outstanding balance multiplied by the prior period's rate) and rate (change in average interest rate multiplied by the prior period's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                             Three Months Ended March 31, 2000 vs. 1999
                                                                       Increase (Decrease) Due to
                                                             ------------------------------------------
                                                                  Volume      Rate        Net
                                                                  ------      ----        ---
                                                                         (in millions)
INTEREST INCOME:

   Securities and interest-bearing deposits in banks                $--       $ (1)      $ (1)
   Mortgage-backed securities available for sale                     14         11         25
   Mortgage-backed securities held to maturity                      (11)        --        (11)
   Loans held for sale, net                                         (28)         6        (22)
   Loans receivable, net                                             84         (5)        79
   FHLB stock                                                         2          2          4
                                                                    ---       ----       ----
             Total                                                   61         13         74
                                                                    ---       ----       ----
INTEREST EXPENSE:

   Deposits                                                          (8)         5         (3)
   Securities sold under agreements to repurchase                    20          9         29
   Borrowings                                                        42         27         69
                                                                    ---       ----       ----
             Total                                                   54         41         95
                                                                    ---       ----       ----
                Change in net interest income                       $ 7       $(28)      $(21)
                                                                    ===       ====       ====

       The volume variances in total interest income and total interest expense for the three months ended March 31, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume and purchases of mortgage-backed securities during 1999, partially offset by an increase in borrowings.

       INTEREST INCOME. Total interest income was $966.7 million for the three months ended March 31, 2000, an increase of $73.8 million from the three months ended March 31, 1999. Total interest-earning assets for the three months ended March 31, 2000 averaged $54.6 billion, compared to $51.0 billion for the corresponding period in 1999, primarily as a result of increased loan volume and purchases of mortgage-backed securities during 1999. The yield on total interest-earning assets during the three months ended March 31, 2000 increased to 7.08% from 7.01% for the three months ended March 31, 1999, primarily due to a higher percentage of loans to total earning assets, purchases of mortgage-backed securities with higher market yields during 1999 and the repricing of variable-rate earning assets.

       Golden State earned $646.2 million of interest income on loans receivable for the three months ended March 31, 2000, an increase of $78.9 million from the three months ended March 31, 1999. The average balance of loans receivable was $35.3 billion for the three months ended March 31, 2000, compared to $30.7 billion for the same period in 1999. The weighted average rate on loans receivable decreased to 7.32% for the three months ended March 31, 2000 from 7.38% for the three months ended March 31, 1999. The changes in the average balance and weighted average rate reflect the impact of originations of mortgages with low introductory interest rates during the fourth quarter of 1999 and the first quarter of 2000, offset in part by the repricing of variable-rate loans.

       Golden State earned $13.3 million of interest income on loans held for sale for the three months ended March 31, 2000, a decrease of $21.3 million from the three months ended March 31, 1999. The average balance of loans held for sale was $0.7 billion for the three months ended March 31, 2000, a decrease of $1.4 billion from the comparable period in 1999, primarily due to a reduction in fixed-rate originations due to the current rising interest rate environment, coupled with longer holding periods for loans held for sale during the three months ended March 31, 1999. The weighted average rate on loans held for sale increased to 7.46% for the three months ended March 31, 2000 from 6.48% for the three months ended March 31, 1999, primarily due to increasing market interest rates.

       Interest income on mortgage-backed securities available for sale was $229.1 million for the three months ended March 31, 2000, an increase of $25.0 million from the three months ended March 31, 1999. The average portfolio balances increased $0.9 billion, to $13.9 billion, for the three months ended March 31, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.28% for the three months ended March 31, 1999 to 6.61% for the three months ended March 31, 2000. The increase in the volume and the weighted average yield is primarily due to purchases of mortgage-backed securities with higher market yields during 1999 and lower premium amortization associated with slower prepayment of variable-rate securities during 2000.

       Interest income on mortgage-backed securities held to maturity was $39.4 million for the three months ended March 31, 2000, a decrease of $11.1 million from the three months ended March 31, 1999. The average portfolio balance decreased $563 million, to $2.1 billion, for the three months ended March 31, 2000 compared to the same period in 1999, primarily attributed to an increase in principal paydowns on such securities. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities, evidenced by only $38.9 million in purchases during the quarter ended March 31, 2000 compared to $2.6 billion in such purchases during the same period in 1999. The weighted average rates for the three months ended March 31, 2000 and 1999 were 7.57% and 7.63%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $21.6 million for the three months ended March 31, 2000, a decrease of $1.4 million from the three months ended March 31, 1999. The average portfolio balance was $1.4 billion for each of the three months ended March 31, 1999 and 2000. The lower weighted average rate of 6.04% for the three months ended March 31, 2000 compared to 6.35% for the three months ended March 31, 1999 reflects interest earned in 1999 on the investment of proceeds from the assumption of the GS Holdings Notes.

       Dividends on FHLB stock were $17.1 million for the three months ended March 31, 2000, an increase of $3.6 million from the three months ended March 31, 1999, due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances. The average balance outstanding during the three months ended March 31, 2000 and 1999 was $1.2 billion and $1.0 billion, respectively. The weighted average dividend on FHLB stock increased to 5.78% for the three months ended March 31, 2000 from 5.27% for the three months ended March 31, 1999.

       INTEREST EXPENSE. Total interest expense was $679.6 million for the three months ended March 31, 2000, an increase of $94.7 million from the three months ended March 31, 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and to purchase mortgage-backed securities in 1999.

       Interest expense on customer deposits, including brokered deposits, was $218.8 million for the three months ended March 31, 2000, a decrease of $3.2 million from the three months ended March 31, 1999. The average balance of customer deposits outstanding decreased from $24.0 billion for the three months ended March 31, 1999 to $22.9 billion for the three months ended March 31, 2000. The decrease in the average balance is primarily due to lower custodial account balances as a result of lower prepayment rates on loans serviced for others. Partially offsetting this decrease is $543 million in deposits at an average cost of 3.71%, which were assumed in the Nevada Purchase in April 1999. The overall weighted average cost of deposits increased to 3.84% for the three months ended March 31, 2000 from 3.75% for the three months ended March 31, 1999, primarily due to rising market interest rates.

       Interest expense on securities sold under agreements to repurchase totalled $82.9 million for the three months ended March 31, 2000, an increase of $28.9 million from the three months ended March 31, 1999. The average balance of such borrowings for the three months ended March 31, 2000 and 1999 was $5.7 billion and $4.3 billion, respectively. The increase is primarily attributed to the funding of loans and the purchases of mortgage-backed securities in 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 5.75% for the three months ended March 31, 2000 from 5.01% for the three months ended March 31, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

       Interest expense on borrowings totalled $377.9 million for the three months ended March 31, 2000, an increase of $69.0 million from the three months ended March 31, 1999. The average balance outstanding for the three months ended March 31, 2000 and 1999 was $25.8 billion and $22.9 billion, respectively. The weighted average interest rate on these instruments increased to 5.90% for the three months ended March 31, 2000 from 5.48% for the three months ended March 31, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchases of mortgage-backed securities in 1999.

       NET INTEREST INCOME. Net interest income was $287.1 million for the three months ended March 31, 2000, a decrease of $20.9 million from the three months ended March 31, 1999. The interest rate spread declined to 2.05% for the three months ended March 31, 2000 from 2.38% for the three months ended March 31, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $109.4 million for the three months ended March 31, 2000, representing an increase of $4.2 million from the three months ended March 31, 1999.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $44.9 million for the three months ended March 31, 2000, compared to $36.0 million for the three months ended March 31, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $66.4 billion at March 31, 1999 to $76.2 billion at March 31, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the quarter decreased by $4.6 million from the three months ended March 31, 1999 due to a reduction in the assumed prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 7% in the first quarter of 2000, compared to 25% in the comparable period in 1999.

       Customer banking fees were $48.7 million for the three months ended March 31, 2000 compared to $44.7 million for the three months ended March 31, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and the impact of revenues from the deposits assumed in the Nevada Purchase.

       Gain on sale and settlement of loans, net totalled $6.7 million for the three months ended March 31, 2000, a decrease of $8.9 million from the three months ended March 31, 1999. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $2.5 million lower in 2000 compared to 1999. During the three months ended March 31, 2000, California Federal sold $1.1 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $3.2 billion of such sales for the corresponding period in 1999.

       NONINTEREST EXPENSE. Total noninterest expense was $229.2 million for the three months ended March 31, 2000, a decrease of $28.6 million compared to the three months ended March 31, 1999. The variance between the two periods is primarily attributed to continued expense reduction efforts by the Company. Noninterest expense for the three months ended March 31, 2000 included decreases of $13.8 million in other noninterest expense, $6.1 million in loan expense, $6.1 million in merger and integration costs incurred in 1999 in connection with the Golden

State Acquisition, and $5.2 million in professional fees. This decrease was partially offset by an increase of $5.4 million in compensation expense.

       Compensation and employee benefits expense was $108.4 million for the three months ended March 31, 2000, an increase of $5.4 million from the three months ended March 31, 1999. The increase is primarily attributed to normal salary adjustments.

       Merger and integration costs were $6.1 million for the three months ended March 31, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during the first quarter of 2000.

       Amortization of intangible assets was $16.4 million for the three months ended March 31, 2000, a decrease of $0.7 million from the three months ended March 31, 1999, primarily attributed to a lower goodwill base due to a $38.2 million reduction resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. This decrease was partially offset by amortization expense related to goodwill recorded in connection with the Downey Acquisition and the Nevada Purchase.

       Other noninterest expense was $52.5 million in 2000 compared to $66.3 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

       PROVISION FOR INCOME TAX. During the three months ended March 31, 2000, Golden State recorded income tax expense of $76.8 million, which was more than offset by a tax benefit of $161.7 million, for a net income tax benefit of $84.9 million, compared to income tax expense of $70.3 million for the three months ended March 31, 1999. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the three-month period ended March 31, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       Golden State's effective gross federal tax rate was 38% and 39% during the three months ended March 31, 2000 and 1999, respectively, while its federal statutory tax rate was 35%. For both 1999 and 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 8% during each of the three months ended March 31, 2000 and 1999.

       MINORITY INTEREST. Minority interest for the three months ended March 31, 2000 includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the reduction of the valuation allowance on the Bank's deferred tax asset (see note 6). Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended March 31, 2000 and 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the three months ended March 31, 1999, minority interest also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings totalling $0.9 million and a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

       The adequacy of the allowance for loan losses is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See -- "Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded no provision for loan losses during the first quarter of 2000, and a $5 million provision for loan losses during the three months ended March 31, 1999.

       The decrease in the provision for loan losses during the three-month period ended March 31, 2000 compared to the same period in 1999 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

       Activity in the allowance for loan losses is as follows (in thousands):

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                    2000            1999
                                                    ----            ----

      Balance - beginning of period               $554,893        $588,533
            Provision for loan losses                   --           5,000
            Charge-offs                            (12,470)        (10,304)
            Recoveries                                 765             655
            Reclassification                            --            (670)
                                                  --------        --------
      Balance - end of period                     $543,188        $583,214
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

       At March 31, 2000, loans that were considered to be impaired totalled $114.7 million (of which $17.2 million were on nonaccrual status). The average recorded investment in impaired loans during the three-month period ended March 31, 2000 was approximately $127.9 million. For the three-month period ended March 31, 2000, Golden State recognized interest income on those impaired loans of $2.6 million, which included $0.8 million of interest income recognized using the cash basis method of income recognition.

       The following table presents the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased sub-prime auto loans are reflected as non-performing, impaired or restructured using each individual loan's contractual unpaid principal balance.

                                                        March 31, 2000
                                      ------------------------------------------
                                      Non-performing    Impaired    Restructured
                                      --------------    --------    ------------
                                                   (in millions)

Real Estate:
    1-4 unit residential                   $112           $  1         $ 1
    5+ unit residential                       6             33          --
    Commercial and other                      7             53          --
    Land                                     --              1          --
    Construction                             --             --          --
                                           ----           ----         ---
           Total real estate                125             88           1
Non-real estate                              10             27          --
                                           ----           ----         ---
       Total loans                          135 (a)       $115 (b)     $ 1
                                                          ====         ===
Foreclosed real estate, net                  37
Repossessed assets                            5
                                           ----
       Total non-performing assets         $177
                                           ====


                                                  December 31, 1999
                                      ------------------------------------------
                                      Non-performing   Impaired     Restructured
                                      --------------   --------     ------------
                                                    (in millions)

Real Estate:
1-4 unit residential                      $126           $ --           $ 2
    5+ unit residential                      6             34             5
    Commercial and other                     8             67            18
    Land                                    --              2            --
    Construction                            --             --            --
                                          ----           ----           ---
           Total real estate               140            103            25
Non-real estate                             11             21            --
                                          ----           ----           ---
       Total loans                         151 (a)       $124 (b)       $25
                                                         ====           ===
Foreclosed real estate, net                 45
Repossessed assets                           4
                                          ----
       Total non-performing assets        $200
                                          ====

                                              (Footnotes continued on next page)

____________
(a) Includes loans securitized with recourse on non-performing status of $1.4 million and $2.0 million at March 31, 2000 and December 31, 1999, respectively.

(b) Includes $17.2 million and $18.9 million of non-performing loans at March 31, 2000 and December 31, 1999, respectively. Also includes $9.0 million and $13.7 million of loans classified as troubled debt restructurings at March 31, 2000 and December 31, 1999, respectively.

       There were no accruing loans contractually past due 90 days or more at March 31, 2000 or December 31, 1999.

       The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $177 million at March 31, 2000, from $200 million at December 31, 1999. Non-performing assets as a percentage of the Bank's total assets decreased to 0.30% at March 31, 2000, from 0.35% at December 31, 1999.

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

       The following table presents non-performing real estate assets by geographic region of the country as of March 31, 2000:

                                                                            Total
                                Non-performing        Foreclosed       Non-performing
                                  Real Estate        Real Estate,        Real Estate      Geographic
                                Loans, Net (2)          Net (2)            Assets        Concentration
                                --------------         --------            ------        -------------
                                                          (dollars in millions)
Region:
    California                      $ 72                 $17                $ 89              55%
    Northeast (1)                     15                   4                  19              12
    Other regions                     38                  16                  54              33
                                    ----                 ---                ----             ---
         Total                      $125                 $37                $162             100%
                                    ====                 ===                ====             ===

________________
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine and Vermont.

(2)    Net of purchase accounting adjustments.

       At March 31, 2000, the Company's largest non-performing asset was approximately $3.3 million, and it had two non-performing assets over $2 million in size with balances averaging approximately $2.2 million. At March 31, 2000, the Company had 1,059 non-performing assets below $2 million in size, including 1,002 non-performing 1-4 unit residential assets.

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

       At March 31, 2000, the allowance for loan losses was $543 million, consisting of a $375 million formula allowance, a $29 million specific allowance and a $139 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $512 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                          5+ Unit
                                                        Residential
                                       1-4 Unit       and Commercial     Consumer
                                      Residential       Real Estate      and Other     Total
                                      -----------       -----------      ---------     -----
                                                          (in millions)
Balance - December 31, 1999              $235              $276             $44         $555
     Provision for loan losses             --                (1)              1           --
     Charge-offs                          (2)                (4)             (7)         (13)
     Recoveries                            --                --               1            1
                                         ----              ----             ---         ----
Balance - March 31, 2000                 $233              $271             $39         $543
                                         ====              ====             ===         ====

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

       Golden State, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At March 31, 2000, approximately 77% of the Company's loan portfolio consisted of ARMs.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at March 31, 2000 was as follows:

                                                                        Maturity/Rate Sensitivity
                                                       ----------------------------------------------------------
                                                        Within         1-5      Over 5     Noninterest      Total
                                                        1 Year        Years      Years       Bearing
                                                        ------        -----      -----     -----------      -----
                                                                          (dollars in millions)
INTEREST-EARNING ASSETS:
Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                       $   181      $    --     $   85        $   --      $   266
Securities available for sale (3)                        1,066           --         --            --        1,066
Mortgage-backed securities
     available for sale (3)                             13,318           --         --            --       13,318
Mortgage-backed securities
     held to maturity (1)(4)                             2,013           19         18            --        2,050
Loans held for sale, net (3)                               687           --         --            --          687
Loans receivable, net (1)(5)                            18,979       12,533      5,030            --       36,542
Investment in FHLB                                       1,258           --         --            --        1,258
                                                       -------      -------     ------        ------      -------
     Total interest-earning assets                      37,502       12,552      5,133            --       55,187
Noninterest-earning assets                                  --           --         --         3,828        3,828
                                                       -------      -------     ------        ------      -------
                                                       $37,502      $12,552     $5,133        $3,828      $59,015
                                                       =======      =======     ======        ======      =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                           $20,045      $ 2,988     $    9        $   --      $23,042
Securities sold under agreements to
     repurchase (1)                                      5,354           --         --            --        5,354
FHLB advances (1)                                       14,442       10,836         --            --       25,278
Other borrowings (1)                                        26        1,201        892            --        2,119
                                                       -------      -------     ------        ------      -------
     Total interest-bearing liabilities                 39,867       15,025        901            --       55,793
Noninterest-bearing liabilities                             --           --         --         1,089        1,089
Minority interest                                           --           --         --           500          500
Stockholders' equity                                        --           --         --         1,633        1,633
                                                       -------     --------     ------        ------      -------
                                                       $39,867     $ 15,025     $  901        $3,222      $59,015
                                                       =======     ========     ======        ======      =======


Gap before interest rate swap agreements               $(2,365)    $ (2,473)    $4,232                    $  (606)
Interest rate swap agreements                            3,250       (2,350)      (900)                        --
                                                       -------     --------     ------                    -------
Gap                                                    $   885     $ (4,823)    $3,332                    $  (606)
                                                       =======     ========     ======                    =======
Cumulative gap                                         $   885     $ (3,938)    $ (606)                   $  (606)
                                                       =======     ========     ======                    =======
Gap as a percentage of total assets                       1.50%       (8.17)%     5.64%                     (1.03)%
                                                          ====        =====       ====                      =====
Cumulative gap as a percentage of total assets            1.50%       (6.67)%    (1.03)%                    (1.03)%
                                                          ====        =====      =====                      =====


                                                                     (Continued)

________________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 2000. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $165 million of securities held to maturity, $76 million of short-term investment securities and $25 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing loans of $1 million.

(5) Excludes allowance for loan losses of $543 million and non-performing loans of $134 million, net of $11 million related to specific allowances.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At March 31, 2000, Golden State's cumulative gap totalled ($606) million. At December 31, 1999, Golden State's cumulative gap totalled ($688) million.

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

LIQUIDITY

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the three months ended March 31, 2000 and the year ended December 31, 1999.

       The major source of funding for Golden State on an unconsolidated basis is distributions from its subsidiary, GS Holdings, which receives substantially all of its funding from distributions of the Bank's earnings and tax sharing payments. Net income generated by the Bank is used to meet its cash flow needs, including paying dividends on its preferred stock owned by GS Holdings, and may be distributed, subject to certain restrictions, to GS Holdings. In turn, GS Holdings uses distributions received from the Bank primarily to meet debt service requirements, pay any expenses it may incur, and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Regulation and Supervision" and note 25 of the "Notes to Consolidated Financial Statements" in the Company's 1999 Form 10-K.

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

       The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $641.3 million at March 31, 2000, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending March 31, 2001 aggregate $8.8 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at March 31, 2000, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $19.8 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the three months ended March 31, 2000 were $8.7 billion in proceeds from additional borrowings, $1.0 billion in proceeds from sales of loans held for sale and $554.6 million from principal payments on mortgage-backed securities available for sale and held to maturity. The primary uses of funds were $6.9 billion in principal payments on borrowings, a $1.4 billion net increase in loans receivable, $1.0 billion in purchases and originations of loans held for sale, $457.5 million in purchases of loans receivable and $379.3 million for the Downey Acquisition.

MORTGAGE BANKING OPERATIONS

       During the three months ended March 31, 2000 and 1999, the Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $4.4 billion and $2.5 billion, respectively. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $76.2 billion at March 31, 2000, an increase of $3.3 billion and $9.8 billion from December 31, 1999 and March 31, 1999, respectively. During the three months ended March 31, 2000 and 1999, the Bank, through FNMC, originated $3.1 billion and $4.7 billion, respectively, and sold (generally with servicing retained) $1.1 billion and $3.2 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the three months ended March 31, 2000 totalled $77.8 million, an increase of $8.7 million from the three months ended March 31, 1999. Gross loan servicing fees for the three months ended March 31, 2000 were reduced by $45.9 million of amortization of servicing rights to arrive at net loan servicing fees of $31.9 million.

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

       The Company owned several derivative instruments at March 31, 2000 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions, principal only swaps, and prepayment-linked swaps. The estimated fair value of all derivatives used to hedge prepayment risk was $24.1 million at March 31, 2000. The interest rate floor contracts had a notional amount of $820 million, strike rates between 5.70% and 7.13%, mature in the years 2004 and 2005, and had an estimated fair value of $12.7 million at March 31, 2000. Premiums paid to counterparties in exchange for cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had a notional amount of $986 million, strike rates between 6.75% and 7.88%, expire in the years 2002 and 2003, and had an estimated fair value of $24.3 million at March 31, 2000. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $200.5 million and an estimated fair value of $(12.9) million at March 31, 2000. There were no prepayment-linked swaps at March 31, 2000.

       The following is a summary of activity in MSRs and the MSR Hedge for the three months ended March 31, 2000 (in millions):

                                                                      Total MSR
                                              MSRS       MSR Hedge     Balance
                                             ------      ---------    ---------

Balance at December 31, 1999                 $1,232         $40         $1,272
 Additions - purchases                           97          --             97
 Originated servicing                            26          --             26
 Swaption sales                                  (4)         (8)           (12)
 Premiums paid                                   --          11             11
 Payments made to counterparties, net             3          --              3
 Amortization                                   (43)         (3)           (46)
                                             ------         ---         ------
Balance at March 31, 2000                    $1,311         $40         $1,351
                                             ======         ===         ======

       Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At March 31, 2000 and December 31, 1999, no allowance for impairment of the MSRs was necessary.

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

       At March 31, 2000, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.98%, 5.98% and 12.96%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of March 31, 2000:

                                                                        Tangible       Core       Risk-based
                                                                         Capital      Capital       Capital
                                                                        --------      -------       -------
                                                                               (dollars in millions)
 Stockholder's equity of the Bank                                       $3,765         $3,765        $3,765
 Minority interest - REIT Preferred Stock                                  500            500           500
 Unrealized holding loss on securities available for sale,  net            296            296           296
 Non-allowable capital:
       Intangible assets                                                  (761)          (761)         (761)
       Goodwill Litigation Assets                                         (159)          (159)         (159)
       Investment in non-includable subsidiaries                           (58)           (58)          (58)
       Excess deferred tax asset                                           (82)           (82)          (82)
 Supplemental capital:
       Qualifying subordinated debentures                                   --             --            93
       General loan loss allowance                                          --             --           383
 Assets required to be deducted:
       Land loans with more than 80% LTV ratio                              --             --            (4)
       Equity in subsidiaries                                               --             --            (6)
       Low-level recourse deduction                                         --             --           (11)
                                                                        ------         ------        ------
 Regulatory capital of the Bank                                          3,501          3,501         3,956
 Minimum regulatory capital requirement                                    878          2,340         2,442
                                                                        ------         ------        ------
 Excess above minimum capital requirement                               $2,623         $1,161        $1,514
                                                                        ======         ======        ======

 Regulatory capital of the Bank                                           5.98%          5.98%        12.96%
 Minimum regulatory capital requirement                                   1.50           4.00          8.00
                                                                          ----           ----         -----
 Excess above minimum capital requirement                                 4.48%          1.98%         4.96%
                                                                          ====           ====         =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $58.5 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $30.5 billion.

       The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of March 31, 2000. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation.

       At March 31, 2000, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                              Risk-based
                                          Leverage      ------------------------
                                          Capital       Tier 1     Total Capital
                                          --------      ------     -------------

Regulatory capital of the Bank              5.98%        11.44%        12.96%
"Well capitalized" ratio                    5.00          6.00         10.00
                                            ----         -----         -----
Excess above "well capitalized" ratio       0.98%         5.44%         2.96%
                                            ====         =====         =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At March 31, 2000, $82.2 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at March 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       GOODWILL LITIGATION AGAINST THE GOVERNMENT

       On April 9, 1999, the Claims Court issued its decision on a claim by the Bank against the United States Government (the "Government") in the lawsuit, GLENDALE FEDERAL BANK, FEDERAL SAVINGS BANK V. UNITED STATES, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision has been appealed by the Government and the Bank. All appellate briefs have been filed by both the Government and the Bank and oral argument on the appeal will be scheduled in conjunction with the argument in the California Federal Goodwill Litigation (as defined herein) in mid 2000.

       On April 16, 1999, the Claims Court issued its decision on a claim by the Bank against the Government in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Claims Court Judge has been appealed by the Government and the damage award by the second Claims Court Judge has been appealed by the Bank. All appellate briefs have been filed and it is anticipated that oral argument in the Federal Circuit Court of Appeals will take place in conjunction with the appellate argument in the Glendale Goodwill Litigation in mid 2000.

       In each of the Glendale Goodwill Litigation and the California Federal Goodwill Litigation, it is alleged, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which each of Glendale Federal and California Federal seek damages and restitution. The claims arose from changes made by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and its implementing regulations ("FIRREA") with respect to the rules for computing regulatory capital.

       OTHER LITIGATION

       In addition to the matters described above, Golden State and its subsidiaries are involved in other legal proceedings on claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on Golden State, GS Holdings, or the Bank.

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

              3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

              27.1   Financial Data Schedule.

       (b) Reports on Form 8-K:

              None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                        Golden State Bancorp Inc.




                                     /S/  RICHARD H. TERZIAN
                        --------------------------------------------------------

                        By:  Richard H. Terzian
                             Executive Vice  President
                             and Chief  Financial  Officer
                             (Principal Financial Officer)



                                     /S/ RENEE NICHOLS TUCEI
                        --------------------------------------------------------
                        By: Renee Nichols Tucei
                            Executive  Vice  President  and  Controller
                            (Principal Accounting Officer)


May 10, 2000