Form 10-Q
period 2000-06-30
GOLDEN STATE BANCORP INC
filed 2000-08-11
CIK 1019508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000
                              --------------------------------------------------

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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 2000: 130,197,137 shares.

                            GOLDEN STATE BANCORP INC.
                     SECOND QUARTER 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999.................................3

           Unaudited Consolidated Statements of Income
           Six Months Ended June 30, 2000 and 1999.............................4

           Unaudited Consolidated Statements of Income
           Three Months Ended June 30, 2000 and 1999...........................5

           Unaudited Consolidated Statements of Comprehensive Income
           Six Months Ended June 30, 2000 and 1999.............................6

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended June 30, 2000 and 1999...........................7

           Unaudited Consolidated Statements of Stockholders' Equity
           Six Months Ended June 30, 2000......................................8

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999.............................9

           Notes to Unaudited Consolidated Financial Statements...............11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................21

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........47


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings..................................................48

  Item 2.  Changes in Securities..............................................48

  Item 3.  Defaults Upon Senior Securities....................................48

  Item 4.  Submission of Matters to a Vote of Security Holders................49

  Item 5.  Other Information..................................................49

  Item 6.  Exhibits and Reports on Form 8-K...................................49

  Signatures..................................................................50

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                              June 30,         December 31,
                ASSETS                                                          2000              1999
                ------                                                      -----------        ------------
Cash and due from banks                                                     $   607,318        $   508,959
Interest-bearing deposits in other banks                                             70                  5
Short-term investment securities                                                 84,361             84,061
                                                                            -----------        -----------
   Cash and cash equivalents                                                    691,749            593,025

Securities available for sale, at fair value                                    623,022          1,075,766
Securities held to maturity                                                     608,922            185,357
Mortgage-backed securities available for sale, at fair value                 11,313,733         13,764,565
Mortgage-backed securities held to maturity                                   3,017,935          2,149,696
Loans held for sale, net                                                        796,307            729,062
Loans receivable, net                                                        38,402,418         33,953,461
Investment in Federal Home Loan Bank ("FHLB") System                          1,315,260          1,167,144
Premises and equipment, net                                                     310,517            324,582
Foreclosed real estate, net                                                      27,982             45,091
Accrued interest receivable                                                     345,747            321,596
Intangible assets (net of accumulated amortization of $215,340
   at June 30, 2000 and $183,433 at December 31, 1999)                          745,472            819,561
Mortgage servicing rights                                                     1,421,201          1,272,393
Other assets                                                                    861,195            617,761
                                                                            -----------        -----------
      Total assets                                                          $60,481,460        $57,019,060
                                                                            ===========        ===========

         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------

Deposits                                                                    $23,251,620        $23,035,757
Securities sold under agreements to repurchase                                5,609,545          5,481,747
Borrowings                                                                   28,183,515         25,668,626
Other liabilities                                                             1,202,495            771,147
                                                                            -----------        -----------
      Total liabilities                                                      58,247,175         54,957,277
                                                                            -----------        -----------

Commitments and contingencies                                                        --                 --

Minority interest                                                               500,000            500,000

Stockholders' equity:
   Common stock ($1.00 par value, 250,000,000 shares
      authorized, 139,831,993 and 134,720,685 shares issued at
      June 30, 2000 and December 31, 1999, respectively)                        139,832            134,721
   Issuable shares                                                              191,212            204,681
   Additional paid-in capital                                                 1,455,488          1,378,735
   Accumulated other comprehensive loss                                        (283,185)          (275,209)
   Retained earnings (substantially restricted)                                 546,523            371,096
   Treasury stock (16,374,863 shares and 12,478,097 shares at
      June 30, 2000 and December 31, 1999, respectively)                       (315,585)          (252,241)
                                                                            -----------        -----------
      Total stockholders' equity                                              1,734,285          1,561,783
                                                                            -----------        -----------
      Total liabilities, minority interest and stockholders' equity         $60,481,460        $57,019,060
                                                                            ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                   2000             1999
                                                                                ----------       ----------
Interest income:
  Loans receivable                                                              $1,343,507       $1,134,778
  Mortgage-backed securities available for sale                                    435,545          423,616
  Mortgage-backed securities held to maturity                                       90,836           95,900
  Loans held for sale                                                               28,686           67,692
  Securities available for sale                                                     38,462           38,114
  Securities held to maturity                                                        3,995            6,303
  Interest-bearing deposits in other banks                                           3,384            2,300
  Dividends on fhlb stock                                                           45,110           28,184
                                                                                ----------       ----------
     Total interest income                                                       1,989,525        1,796,887
                                                                                ----------       ----------
Interest expense:
  Deposits                                                                         443,146          444,058
  Securities sold under agreements to repurchase                                   172,734          107,610
  Borrowings                                                                       796,225          640,160
                                                                                ----------       ----------
     Total interest expense                                                      1,412,105        1,191,828
                                                                                ----------       ----------
     Net interest income                                                           577,420          605,059
  Provision for loan losses                                                             --           10,000
                                                                                ----------       ----------

     Net interest income after provision for loan losses                           577,420          595,059
                                                                                ----------       ----------
Noninterest income:
  Loan servicing fees, net                                                          90,592           70,290
  Customer banking fees and service charges                                         98,724           91,367
  Gain on sale, settlement and transfer of loans, net                               27,062           20,453
  (Loss) gain on sale of assets, net                                               (16,036)          15,109
  Other income                                                                      16,276           15,301
                                                                                ----------       ----------
     Total noninterest income                                                      216,618          212,520
                                                                                ----------       ----------
Noninterest expense:
  Compensation and employee benefits                                               216,383          202,658
  Occupancy and equipment                                                           76,915           71,696
  Professional fees                                                                 18,203           27,269
  Loan expense                                                                      14,003           22,140
  Foreclosed real estate operations, net                                            (3,378)          (2,068)
  Amortization of intangible assets                                                 31,907           35,168
  Merger and integration costs                                                          --            7,747
  Other expense                                                                    105,615          117,470
                                                                                ----------       ----------
     Total noninterest expense                                                     459,648          482,080
                                                                                ----------       ----------

Income before income taxes,  minority interest and extraordinary items             334,390          325,499
Income tax (benefit) expense                                                       (11,755)         151,112
Minority interest: provision in lieu of income tax expense                         161,688               --
Minority interest: other                                                            14,783           19,907
                                                                                ----------       ----------
     Income before extraordinary items                                             169,674          154,480
Extraordinary items - gain on early extinguishment of debt,
     net of applicable taxes of  $2,083 in 2000                                      3,014               --
                                                                                ----------       ----------
     Net income                                                                 $  172,688       $  154,480
                                                                                ==========       ==========
Earnings per share:
  Basic
     Income before extraordinary items                                               $1.24            $1.15
     Extraordinary items                                                              0.02               --
                                                                                     -----            -----
     Net income                                                                      $1.26            $1.15
                                                                                     =====            =====
  Diluted
     Income before extraordinary items                                               $1.19            $1.09
     Extraordinary items                                                              0.02               --
                                                                                     -----            -----
     Net income                                                                      $1.21            $1.09
                                                                                     =====            =====

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                   2000              1999
                                                                                ----------         --------
Interest income:
  Loans receivable                                                              $  697,314         $567,505
  Mortgage-backed securities available for sale                                    206,483          219,562
  Mortgage-backed securities held to maturity                                       51,457           45,471
  Loans held for sale                                                               15,368           33,044
  Securities available for sale                                                     19,369           19,690
  Securities held to maturity                                                        1,934            2,843
  Interest-bearing deposits in other banks                                           2,983            1,261
  Dividends on FHLB stock                                                           27,963           14,628
                                                                                ----------         --------
     Total interest income                                                       1,022,871          904,004
                                                                                ----------         --------
Interest expense:
  Deposits                                                                         224,354          222,062
  Securities sold under agreements to repurchase                                    89,828           53,562
  Borrowings                                                                       418,372          331,337
                                                                                ----------         --------
     Total interest expense                                                        732,554          606,961
                                                                                ----------         --------
     Net interest income                                                           290,317          297,043
  Provision for loan losses                                                             --            5,000
                                                                                ----------         --------
     Net interest income after provision for loan losses                           290,317          292,043
                                                                                ----------         --------
Noninterest income:
  Loan servicing fees, net                                                          45,717           34,322
  Customer banking fees and service charges                                         50,065           46,621
  Gain on sale, settlement and transfer of loans, net                               20,400            4,864
  (Loss) gain on sale of assets, net                                               (16,455)          14,935
  Other income                                                                       7,526            6,610
                                                                                ----------         --------
     Total noninterest income                                                      107,253          107,352
                                                                                ----------         --------
Noninterest expense:
  Compensation and employee benefits                                               107,976           99,647
  Occupancy and equipment                                                           37,661           31,903
  Professional fees                                                                  9,382           13,231
  Loan expense                                                                       7,960            9,962
  Foreclosed real estate operations, net                                            (1,145)          (1,395)
  Amortization of intangible assets                                                 15,464           18,010
  Merger and integration costs                                                          --            1,665
  Other expense                                                                     53,105           51,208
                                                                                ----------         --------
     Total noninterest expense                                                     230,403          224,231
                                                                                ----------         --------

Income before income taxes,  minority interest and extraordinary items             167,167          175,164
Income tax expense                                                                  73,139           80,820
Minority interest: provision in lieu of income tax expense                              --               --
Minority interest: other                                                             8,184           10,740
                                                                                ----------         --------
     Income before extraordinary items                                              85,844           83,604
Extraordinary items - gain on early extinguishment of debt,
     net of applicable taxes of $1,204 in 2000                                       1,808               --
                                                                                ----------         --------
     Net income                                                                 $   87,652         $ 83,604
                                                                                ==========         ========
Earnings per share:
  Basic
     Income before extraordinary items                                               $0.62            $0.62
     Extraordinary items                                                              0.01               --
                                                                                     -----            -----
     Net income                                                                      $0.63            $0.62
                                                                                     =====            =====
  Diluted
     Income before extraordinary items                                               $0.60            $0.59
     Extraordinary items                                                              0.01               --
                                                                                     -----            -----
     Net income                                                                      $0.61            $0.59
                                                                                     =====            =====

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                 (in thousands)

                                                                           Six Months Ended June 30,
                                                                          ---------------------------
                                                                             2000              1999
                                                                          ---------         ---------
Net income                                                                 $172,688         $ 154,480

Other comprehensive loss, net of tax:
  Unrealized holding loss on securities available for sale:
    Unrealized holding loss arising during the period                       (19,492)         (161,335)
    Less: reclassification adjustment for loss (gain) included
          in net income                                                      10,846              (194)
                                                                           --------         ---------
                                                                             (8,646)         (161,529)
  Amortization of market adjustment for securities
    transferred from available for sale to held to maturity                     670                --
                                                                           --------         ---------

Other comprehensive loss                                                     (7,976)         (161,529)
                                                                           --------         ---------

Comprehensive income (loss)                                                $164,712         $  (7,049)
                                                                           ========         =========


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended June 30,
                                                                           ----------------------------
                                                                             2000                1999
                                                                           --------           ---------
Net income                                                                 $ 87,652           $  83,604

Other comprehensive income (loss), net of tax:
  Unrealized holding gain (loss) on securities available for sale:
    Unrealized holding gain (loss) arising during the period                  1,245            (145,356)
    Less: reclassification adjustment for loss (gain) included
          in net income                                                      10,846                 (22)
                                                                           --------           ---------
                                                                             12,091            (145,378)
  Amortization of market adjustment for securities
    transferred from available for sale to held to maturity                     670
                                                                           --------
                                                                                                    --

Other comprehensive income (loss)                                            12,761            (145,378)
                                                                           --------           ---------

Comprehensive income (loss)                                                $100,413           $ (61,774)
                                                                           ========           =========


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                        Accumulated
                                                     Common Stock                         Additional       Other
                                                ------------------------     Issuable      Paid-in     Comprehensive
                                                  Shares         Amount       Shares       Capital         Loss
                                                -----------     --------     --------     ----------   -------------
Balance at December 31, 1999                    134,720,685     $134,721     $204,681     $1,378,735     $(275,209)

Net income                                               --           --           --             --            --
Change in net unrealized holding loss
   on securities available for sale                      --           --           --             --        (8,646)
Amortization of unrealized holding
    loss on securities held to maturity                  --           --           --             --           670
Adjustment to contribution receivable
    from GSB Investments and
    Hunter's Glen in respect of their
    proportionate ownership of the
    California Federal Goodwill
    Litigation Asset                                     --           --           --             --            --

Issuable shares adjustment for
    interest on tax refund                               --           --        1,389             --            --
Issuable shares (pro-rata 2000 usage
    of pre-merger NOLs)                                  --           --       85,142             --            --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                        --           --           --        (20,586)           --
Distribution of issuable shares                   4,882,904        4,883     (100,000)        95,117            --
Cancellation of restricted shares                    (2,025)          (2)          --              2            --
Impact of restricted common stock                   220,327          220           --          2,168            --
Exercise of stock options and warrants               10,102           10           --            132            --
Purchase of treasury stock                               --           --           --             --            --
Sale of common stock in treasury                         --           --           --            (80)           --
                                                -----------     --------     --------     ----------     ---------
Balance at June 30, 2000                        139,831,993     $139,832     $191,212     $1,455,488     $(283,185)
                                                ===========     ========     ========     ==========     =========

                                                                                                        (Continued)


See  accompanying   notes  to  unaudited   consolidated   financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                     Retained           Common Stock
                                                     Earnings            in Treasury                 Total
                                                  (Substantially   --------------------------    Stockholders'
                                                    Restricted)       Shares         Amount         Equity
                                                  --------------   ------------    ----------    -------------
Balance at December 31, 1999                         $371,096      (12,478,097)    $(252,241)      $1,561,783

Net income                                            172,688               --            --          172,688
Change in net unrealized holding loss
   on securities available for sale                        --               --            --           (8,646)
Amortization of unrealized holding
    loss on securities held to maturity                    --               --            --              670
Adjustment to contribution receivable
    from GSB Investments and
    Hunter's Glen in respect of their
    proportionate ownership of the
    California Federal Goodwill
    Litigation Asset                                    2,739               --            --            2,739

Issuable shares adjustment for
    interest on tax refund                                 --               --            --            1,389
Issuable shares (pro-rata 2000 usage
    of pre-merger NOLs)                                    --               --            --           85,142
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                          --               --            --          (20,586)
Distribution of issuable shares                            --               --            --               --
Cancellation of restricted shares                          --               --            --               --
Impact of restricted common stock                          --               --            --            2,388
Exercise of stock options and warrants                     --               --            --              142
Purchase of treasury stock                                 --       (3,906,323)      (63,536)         (63,536)
Sale of common stock in treasury                           --            9,557           192              112
                                                     --------      -----------     ---------       ----------
Balance at June 30, 2000                             $546,523      (16,374,863)    $(315,585)      $1,734,285
                                                     ========      ===========     =========       ==========

See  accompanying   notes  to  unaudited   consolidated   financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended June 30,
                                                                              -----------------------------
                                                                                  2000               1999
                                                                              -----------       -----------
Cash flows from operating activities:
Net income                                                                    $  172,688        $  154,480
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Amortization of intangible assets                                              31,907            35,168
   (Accretion) amortization of purchase accounting premiums and
      discounts, net                                                                (343)            8,427
   Accretion of discount on borrowings                                               535               501
   Amortization of mortgage servicing rights                                      97,236           104,981
   Provision for loan losses                                                          --            10,000
   Loss (gain) on sale of assets, net                                             16,036           (15,109)
   Gain on sale of foreclosed real estate, net                                    (6,324)           (5,906)
   Loss on sale, settlement and transfer of loans, net                            27,416            89,030
   Capitalization of originated mortgage servicing rights                        (54,478)         (109,483)
   Extraordinary items - gain on early extinguishment of debt, net                (3,014)               --
   Depreciation and amortization of premises and equipment                        25,401            19,274
   Amortization of deferred debt issuance costs                                    3,674             3,619
   FHLB stock dividends                                                          (45,110)
                                                                                                   (28,184)
   Purchases and originations of loans held for sale                          (2,289,613)       (5,570,718)
   Net proceeds from the sale of loans held for sale                           2,156,218         5,704,949
   (Increase) decrease in other assets                                           (54,069)          122,969
   Increase in accrued interest receivable                                       (22,913)           (7,103)
   Increase (decrease) in other liabilities                                      218,885           (85,878)
   Amortization of deferred compensation expense-
      restricted common stock                                                      1,103                --
   Minority interest: provision in lieu of income taxes                          161,688                --
   Minority interest: other                                                       14,783            19,907
                                                                              ----------        ----------
      Net cash provided by operating activities                               $  451,706        $  450,924
                                                                              ----------        ----------


                                                                                                (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended June 30,
                                                                            ----------------------------------
                                                                                2000                  1999
                                                                            ------------          ------------
Cash flows from investing activities:
   Downey Acquisition                                                       $  (379,314)          $        --
   Nevada Purchase                                                                   --               458,943
   Purchases of securities available for sale                                   (33,082)             (791,189)
   Proceeds from maturities of securities available for sale                     35,469               355,033
   Purchases of securities held to maturity                                      (1,734)               (3,066)
   Principal payments and proceeds from maturities
      of securities held to maturity                                             23,809                 1,173
   Purchases of mortgage-backed securities available for sale                   (58,340)           (3,469,570)
   Principal payments on mortgage-backed securities available for sale          953,057             2,295,935
   Principal payments on mortgage-backed securities held to maturity            188,014               368,537
   Proceeds from sales of mortgage-backed securities available for sale         480,159               193,732
   Proceeds from sales of loans                                                  32,820                10,450
   Net increase in loans receivable                                          (3,304,202)             (594,812)
   Purchases of loans receivable                                               (811,740)             (991,983)
   Purchases of FHLB stock, net                                                (107,570)              (98,517)
   Purchases of premises and equipment                                          (20,208)              (67,467)
   Proceeds from disposal of premises and equipment                                 719                46,218
   Proceeds from sales of foreclosed real estate                                 48,641                79,116
   Purchases of mortgage servicing rights                                      (191,998)             (245,711)
   Proceeds from sales of mortgage servicing rights                                 689                57,367
                                                                            -----------           -----------
      Net cash used in investing activities                                  (3,144,811)           (2,395,811)
                                                                            -----------           -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                          216,828            (1,241,887)
   Proceeds from additional borrowings                                       20,055,022            17,477,254
   Principal payments on borrowings                                         (17,531,143)          (15,614,925)
   Net increase in securities sold under
      agreements to repurchase                                                  127,798             1,109,040
   Bank Preferred Stock Tender Offers                                                --               (63,957)
   Debt Tender Offers                                                                --                  (253)
   Dividends paid to minority stockholders, net of taxes                        (13,394)              (24,371)
   Exercise of stock options and warrants                                           142                 6,369
   Purchases of treasury stock                                                  (63,536)              (48,040)
   Sales of treasury stock                                                          112                   200
                                                                            -----------           -----------
      Net cash provided by financing activities                               2,791,829             1,599,430
                                                                            -----------           -----------

Net change in cash and cash equivalents                                          98,724              (345,457)
Cash and cash equivalents at beginning of period                                593,025               967,950
                                                                            -----------           -----------
Cash and cash equivalents at end of period                                  $   691,749           $   622,493
                                                                            ===========           ===========


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six-month periods in the prior year have been reclassified to conform to the current period's presentation.

       The accompanying unaudited consolidated financial statements include the accounts of Golden State Bancorp Inc. ("Golden State" or the "Company"), which owns all of the common stock of Golden State Holdings Inc. ("GS Holdings," formerly First Nationwide Holdings Inc. ("FN Holdings")), which owns common and preferred stock of California Federal Bank and its subsidiaries ("California Federal" or "Bank"). Unless the context otherwise indicates, "Golden State" or "Company" refers to Golden State Bancorp Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein). On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger. Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank as the surviving entity after the consummation of the Glen Fed Merger.

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

       Merger and integration costs associated with the Golden State Acquisition totalled $7.7 million for the six months ended June 30, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during the six months ended June 30, 2000.

       OTHER ACQUISITIONS AND DIVESTITURES

       On February 29, 2000, Auto One acquired Downey Auto Finance Corporation, a subsidiary of Downey Savings and Loan Association, F.A., with prime auto loans of approximately $370 million (the "Downey Acquisition"). Intangible assets of $7.7 million were recorded in connection with this acquisition.

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

(3)    RECLASSIFICATION OF SECURITIES
       ------------------------------

       On April 30, 2000, the Company reclassified $1.1 billion and $497.9 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios. These assets primarily comprise securities which are required as part of the Bank's regulatory liquidity portfolio. The Company has both the positive intent and the ability to hold these securities to maturity. The net unrealized loss related to these securities of $64.0 million, which is included as a component of equity (accumulated other comprehensive loss), is amortized to interest income over the remaining life of the securities using the effective interest yield method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

(4)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

       Cash paid for interest on deposits and other interest-bearing liabilities during the six months ended June 30, 2000 and 1999 was $1.4 billion and $1.1 billion, respectively. Net cash paid for income taxes during the six months ended June 30, 2000 and 1999 was $41.8 thousand and $4.6 million, respectively.

       During the six months ended June 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $497.9 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios, transfers of $31.9 million from loans receivable to foreclosed real estate, transfers of $24.2 million from loans held for sale (at lower of cost or market) to loans receivable and $5.4 million of loans made to facilitate sales of real estate owned.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       Noncash activity during the six months ended June 30, 2000 also included the following: (a) a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings; (b) increases of $2.2 million and $218 thousand in additional paid-in capital and common stock, respectively, for restricted common stock outstanding under an employee incentive plan; (c) an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation asset of $2.7 million; (d) the distribution of $100 million in issuable shares; (e) an adjustment of $85.1 million and $20.6 million to issuable shares and additional paid-in capital, respectively, related to pre-merger tax benefits retained by the previous owners of FN Holdings; and (f) an adjustment of $1.4 million to issuable shares, after taxes, for interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

       During the six months ended June 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $63.1 million from loans receivable to foreclosed real estate, $1.7 million of loans made to facilitate sales of real estate owned, and transfers of $77 thousand from loans held for sale (at lower of cost or market) to loans receivable.

(5)    REDEMPTION OF FN HOLDINGS NOTES
       -------------------------------

       On May 15, 1999, GS Holdings redeemed the remaining $225 thousand aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price including accrued interest payable, of $252.6 thousand. The premium paid in connection with such redemption was not material.

(6)    SEGMENT REPORTING
       -----------------

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

                                         Six Months Ended June 30,                 Three Months Ended June 30,
                                   -------------------------------------       -----------------------------------
                                   Community       Mortgage                    Community     Mortgage
                                    Banking        Banking       Total          Banking      Banking       Total
                                   ---------      ---------     --------       ---------    ---------     --------
Net interest income: (1)
2000                               $675,340       $(47,912)     $627,428       $343,921     $(25,944)     $317,977
1999                                686,133        (23,852)      662,281        336,872      (12,257)      324,615

Noninterest income: (2)
2000                               $116,697       $124,418      $241,115       $ 57,237     $ 62,357      $119,594
1999                                119,683        117,977       237,660         60,943       59,830       120,773

Noninterest expense: (3)
2000                               $381,181       $ 80,787      $461,968       $191,586     $ 39,977      $231,563
1999                                392,952         91,448       484,400        183,321       42,070       225,391

-------------

(1) Includes $50.0 million and $57.2 million for the six months ended June 30, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $122.3 million and $124.0 million for the six months ended June 30, 2000 and 1999, respectively, in interest income and expense on intercompany loans.


                                              (Footnotes continued on next page)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       Includes $27.7 million and $27.6 million for the three months ended June 30, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $69.0 million and $62.6 million for the three months ended June 30, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

(2) Includes $24.5 million and $25.1 million for the six months ended June 30, 2000 and 1999, respectively, in intercompany servicing fees. Includes $12.3 million and $13.4 million for the three months ended June 30, 2000 and 1999, respectively, in intercompany servicing fees.

(3) Includes $2.3 million for each of the six-month periods ended June 30, 2000 and 1999, in intercompany noninterest expense. Includes $1.2 million for each of the three-month periods ended June 30, 2000 and 1999, in intercompany noninterest expense.

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the six and three months ended June 30, 2000 and 1999 (in thousands):

                                                          Six Months Ended June 30,        Three Months Ended June 30,
                                                          -------------------------        ---------------------------
                                                            2000            1999             2000              1999
                                                          ---------       ---------        ---------         ---------
Net interest income:
Total net interest income for reportable segments         $627,428        $662,281         $317,977          $324,615
Elimination of intersegment net interest income            (50,008)        (57,222)         (27,660)          (27,572)
                                                          --------        --------         --------          --------
Total                                                     $577,420        $605,059         $290,317          $297,043
                                                          ========        ========         ========          ========
Noninterest income:
Total noninterest income for reportable segments          $241,115        $237,660         $119,594          $120,773
Elimination of intersegment servicing fees                 (24,497)        (25,140)         (12,341)          (13,421)
                                                          --------        --------         --------          --------
Total                                                     $216,618        $212,520         $107,253          $107,352
                                                          ========        ========         ========          ========
Noninterest expense:
Total noninterest expense for reportable segments         $461,968        $484,400         $231,563          $225,391
Elimination of intersegment expense                         (2,320)         (2,320)          (1,160)           (1,160)
                                                          --------        --------         --------          --------
Total                                                     $459,648        $482,080         $230,403          $224,231
                                                          ========        ========         ========          ========

(7)    ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

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

                                                                 Severance and
                                                 Branch           Termination      Contract
                                             Consolidations         Benefits      Termination         Total
                                             --------------      -------------    -----------        --------
Balance at December 31, 1999                    $24,051             $12,770           $25            $36,846
  Additional liabilities recorded                 2,504                  --            --              2,504
  Charges to liability account                   (8,015)               (204)           --             (8,219)
                                                -------             -------           ---            -------
Balance at June 30, 2000                        $18,540             $12,566           $25            $31,131
                                                =======             =======           ===            =======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(8)    INCOME TAXES
       ------------

       During the six months ended June 30, 2000, Golden State recorded a net income tax benefit of $11.8 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the owners of the former FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders and no impact on the expected level of issuable shares.

(9)    MINORITY INTEREST
       -----------------

       On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share for a total redemption price of $63.9 million. This transaction reduced minority interest on the Company's balance sheet and resulted in a charge of $3.2 million to minority interest expense.

(10)   STOCKHOLDERS' EQUITY
       --------------------

       COMMON STOCK

       At June 30, 2000 and December 31, 1999, there were 123,457,130 and 122,242,588 shares, respectively, of Golden State Common Stock issued and outstanding (net of treasury stock). Common stock outstanding included 275,210 and 56,908 restricted shares at June 30, 2000 and December 31, 1999, respectively.

       Pursuant to the Golden State Merger agreement, 4,882,904 shares of Golden State common stock, valued at $100 million, were issued to GSB Investments and Hunter's Glen on May 22, 2000. See "--Issuable Shares."

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

       Based upon the Company's 1999 taxable income as filed in its federal income tax return, shares valued at $101.3 million (4,928,901 shares) were contractually issuable during the year ended December 31, 1999 to GSB Investments and Hunter's Glen. The number of shares was based on the use of pre-merger net operating losses and other net deferred tax assets, based upon actual taxable earnings and the average share price during the year. On May 22, 2000, the remaining 147,677 common shares from 1998, valued at $2.7 million, and a portion of the 1999 contractually issuable shares of Golden State common stock (4,735,227 shares), valued at $97.3 million, were issued (in total, 3,906,323 shares to a subsidiary of Mafco Holdings and 976,581 shares to Hunter's Glen) as a result of net tax benefits realized by California Federal. The remaining 193,674 of contractually issuable shares, valued at $4.0 million in 1999, are expected to be issued at a future date. Such shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 13.

       During the fourth quarter of 1999 and the second quarter of 2000, the Company recorded $4.5 million and $1.4 million, respectively, in issuable shares related to interest receivable on a federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition. During the second quarter of 2000, the Company also recorded $85.1 million in issuable shares related to the Company's pro-rata usage in 2000 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


agreement, these amounts are payable to GSB Investments and Hunter's Glen as issuable shares. Such issuable shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 13.

       ADDITIONAL PAID-IN CAPITAL

       In June 2000, the Company recorded a $20.6 million reduction to additional paid-in capital representing a pro-rata adjustment to pre-merger tax benefits retained by the previous owners of FN Holdings. These tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. See note 8.

       RETAINED EARNINGS

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets (as defined herein) that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset (as defined herein) contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill
Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 1999, the equalization adjustment was written down to its fair value of $17.1 million. since the market value of the LTWTMs, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.13 per share at June 30, 2000 from $0.875 per share at December 31, 1999, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $19.9 million, resulting in an increase in retained earnings and the contribution receivable of $2.7 million during the six months ended June 30, 2000.

       TREASURY STOCK

       At June 30, 2000, the Company had 16,374,863 shares of its common stock in treasury at an aggregate cost of $19.27 per share.

       During the six months ended June 30, 2000, the Company repurchased 3,906,323 shares of common stock, at an aggregate purchase price of $63.5 million, or an average of $16.27 per share. Also during the six months ended June 30, 2000, 9,557 shares were issued out of treasury in connection with options exercised by holders related to an acquisition by the former Golden State prior to the Golden State Acquisition.

       During the six months ended June 30, 1999, 17,042 shares were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition.

       DIVIDENDS

       There were no dividends on common stock during the six months ended June 30, 2000 and 1999. See note 15.

(11)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

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

       In the first quarter of 2000, the Company granted to its employees non-qualified stock options equivalent to 1,333,850 shares of common stock at a weighted average price of $13.99 per share under the Golden State Bancorp Inc. Omnibus Stock Plan (the "Stock Plan"). In the second quarter of 2000, the Company granted an additional

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12,000 non-qualified stock options at a weighted average price of $16.25 per share. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the six months ended June 30, 2000, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three months ended June 30, 2000, 14,307 options were exercised and 45,116 options were cancelled or expired under all plans. During the six months ended June 30, 2000, 14,307 options were exercised and 64,366 options were cancelled or expired under all plans. At June 30, 2000, options to acquire an equivalent of 3,828,259 SHARES AND 1,177,775 LTWTMs remained outstanding under all plans.

       During the three and six months ended June 30, 1999, a total of 134,484 and 357,017 options, respectively, were exercised and 86,500 and 172,500 options, respectively, were cancelled or expired under all plans.

       On January 24, 2000, the Company awarded to certain of its employees 220,327 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the award was $14.00 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. At June 30, 2000, a total of 275,210 restricted shares was outstanding. The compensation expense related to these awards is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2000, $0.5 million and $1.1 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 13.

(12)   EXTRAORDINARY ITEMS
       -------------------

       During the first quarter of 2000, the FHLB called and the Bank prepaid $200 million in FHLB advances, resulting in an extraordinary gain of $1.2 million, net of income taxes of $0.8 million, on the early extinguishment of such borrowings.

       Also during the first quarter of 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

       During the second quarter of 2000, the FHLB called and the Bank prepaid $200 million in FHLB advances, resulting in an extraordinary gain of $1.8 million, net of income taxes of $1.2 million, on the early extinguishment of such borrowings.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(13)   EARNINGS PER SHARE INFORMATION
       ------------------------------

       Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                             Six Months Ended June  30,                 Three Months Ended June 30,
                                      -----------------------------------------   ------------------------------------------
                                            2000                   1999                  2000                  1999
                                      -------------------   -------------------   -------------------    -------------------
                                       Basic     Diluted     Basic     Diluted     Basic     Diluted      Basic     Diluted
                                        EPS        EPS        EPS        EPS        EPS        EPS         EPS        EPS
                                        ---        ---        ---        ---        ---        ---         ---        ---
Income before extraordinary items     $169,674   $169,674   $154,480   $154,480   $ 85,844   $ 85,844    $ 83,604   $ 83,604
Extraordinary items                      3,014      3,014         --         --      1,808      1,808          --         --
                                      --------   --------   --------   --------   --------   --------    --------   --------
Net income                            $172,688   $172,688   $154,480   $154,480   $ 87,652   $ 87,652    $ 83,604   $ 83,604
                                      ========   ========   ========   ========   ========   ========    ========   ========
Weighted average common
    shares outstanding (a)             122,448    122,448    133,303    133,303    122,710    122,710     133,695    133,695
Issuable shares (b)                     14,247     14,247        763        763     16,505     16,505         147        147
                                      --------   --------   --------    -------   --------   --------    --------   --------
Total weighted average basic
    common shares outstanding          136,695    136,695    134,066    134,066    139,215    139,215     133,842    133,842
                                      --------   --------   --------   --------   --------   --------    --------   --------
Effect of dilutive securities:
    Options and warrants (c)                --      3,008         --      5,804         --      3,711          --      6,000
    Issuable shares (d)                     --      2,233         --      1,352         --         --          --      1,734
    Restricted stock (a)                    --         86         --         --         --        111          --         --
                                      --------   --------   --------   --------   --------   --------    --------   --------
Total weighted average diluted
    common shares outstanding (b)      136,695    142,022    134,066    141,222    139,215    143,037     133,842    141,576
                                      ========   ========   ========   ========   ========   ========    ========   ========

Income before extraordinary items     $   1.24   $   1.19   $   1.15   $   1.09   $   0.62   $   0.60    $   0.62   $   0.59
Extraordinary items                       0.02       0.02                             0.01       0.01          --         --
                                      --------   --------   --------   --------   --------   --------    --------   --------
Earnings per common share             $   1.26   $   1.21   $   1.15   $   1.09   $   0.63   $   0.61    $   0.62   $   0.59
                                      ========   ========   ========   ========   ========   ========    ========   ========

--------------
(a) 2000 and 1999 basic weighted average common shares outstanding exclude the effect of 220,327 and 56,908 shares, respectively, of restricted stock that were awarded to employees of the Company on January 24, 2000 and July 19, 1999, respectively, as these shares are subject to vesting. The effect of these shares was included in diluted average shares outstanding. See note 11.

(b) 2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 4,735,227 shares issued on May 22, 2000 and 6,711,065 shares issuable to GSB Investments and Hunter's Glen based on the use of pre-merger tax benefits during 1999.

       2000 and 1999 total basic and diluted weighted average common shares outstanding include the effect of 5,540,319 shares issued on January 21, 1999 and 147,677 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

       2000 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of 2,856,956 shares estimated to be issuable to GSB Investments and Hunter's Glen related to a Federal tax refund and related interest received in 2000 associated with Old California Federal for periods prior to the Golden State Acquisition.

(c) Golden State's weighted average diluted common shares outstanding are not affected by the LTW(TM)s until they becoME exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

(d) 2000 and 1999 total diluted weighted average shares outstanding include the effect of 4,199,868 shares and 1,733,217 shares, respectively, estimated to be issuable to GSB Investments and Hunter's Glen based on the anticipated use of pre-merger tax benefits. See note 10.

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

       For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

       The Company has identified various types of instruments which will qualify as derivatives pursuant to SFAS No. 133. It is expected that the derivative instruments (interest rate floors, principal only swaps and swaptions) used to hedge the change in the fair value of the Company's mortgage servicing rights will be reported as fair value hedges. The derivative instruments (interest rate swaps) used to hedge the change in the cash flows of the Company's Federal Home Loan Bank advances and reverse repurchase agreements will be reported as cash flow hedges. During the second quarter of 2000, the Derivatives Implementation Group ("DIG") of the FASB issued preliminary guidance indicating that interest rate lock commitments, given to potential borrowers, met the net settlement criteria described in paragraph nine of SFAS No. 133 and would therefore be considered a derivative instrument. The DIG also addressed the issue of how to measure hedge effectiveness for hedges of mortgage servicing rights, and agreed to postpone a decision on that issue until the August DIG meeting. The Company is currently assessing the impact of this additional guidance.

       On June 15, 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ACCOUNTING for CERTAIN DERIVATIVE INSTRUMENTS and CERTAIN HEDGING ACTIVITIES, an amendment of FASB No. 133 ("SFAS No. 138").

       The Board amended SFAS No. 133 by:

(a)    Expanding the normal purchases and normal sales exception,

(b) Permitting an entity to hedge to a designated benchmark interest rate defined as either (i) the interest rate on direct Treasury obligations of the U.S. government (Treasury rate), or (ii) the London Interbank Offered Rate (LIBOR) swap rate,

(c) Permitting entities to hedge recognized foreign-currency-denominated assets and liabilities for which a foreign currency transaction gain or loss is recognized in earnings, and

(d) Permitting certain internal derivatives to qualify for hedge accounting in the affiliate financial statements even though these internal derivatives are offset on a net or aggregate basis, rather than individually, by third party derivative contracts in another member of the consolidated financial group.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       In addition, certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in SFAS No. 138.

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

       One of the qualifying criteria for hedge accounting under SFAS No. 133 is that the hedging relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in those fair values or cash flows that are attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. An assessment of this effectiveness is required at least every three months and whenever financial statements or earnings are reported by the Company.

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

       SFAS No. 133 will significantly change the accounting treatment of derivative instruments used by the Company. Depending on the underlying risk management strategy, these accounting changes could affect reported net income, assets, liabilities and stockholders' equity. As a result, the Company may choose to reconsider its risk management strategies, since SFAS No. 133 will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing SFAS No. 133. An accurate assessment of the Company's hedge effectiveness and hence, the net impact of adopting SFAS No. 133, will not be possible until the FASB, which is currently both interpreting and amending SFAS No. 133 with regard to the measurement of hedge effectiveness, concludes its deliberations, and until after the Company has fully implemented hedging strategies in accordance with the FASB's amendments and interpretations.

(15)   SUBSEQUENT EVENT
       ----------------

       On July 18, 2000, Golden State declared a dividend of $0.10 per share on its common stock, payable on September 1, 2000 to shareholders of record as of July 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE THE COMPANY'S STATEMENTS REGARDING LIQUIDITY, PROVISION FOR LOAN LOSSES, CAPITAL RESOURCES AND ANTICIPATED EXPENSE LEVELS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE: (A) CHANGES IN LEVELS OF MARKET INTEREST RATES, (B) CHANGES IN THE CALIFORNIA ECONOMY OR CALIFORNIA REAL ESTATE VALUES, (C) CHANGES IN THE LEVEL OF MORTGAGE LOAN PREPAYMENTS, (D) CHANGES IN FEDERAL BANKING LAWS AND REGULATIONS, (E) ACTIONS BY THE COMPANY'S COMPETITORS, AND (F) THE RISKS DESCRIBED IN THE "RISK FACTORS" SECTION INCLUDED IN THE REGISTRATION STATEMENT ON FORM S-1 FILED BY GOLDEN STATE HOLDINGS INC. WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 29, 1998 (FILE NO. 333-64597) AND DECLARED EFFECTIVE ON NOVEMBER 12, 1998. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT.

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

       NET INCOME

       Golden State reported net income for the six months ended June 30, 2000 of $172.7 million, or $1.21 per diluted share, compared with net income of $154.5 million, or $1.09 per diluted share, for the corresponding period in 1999. Net income for the six months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $3.0 million. Net income for the six months ended June 30, 1999 includes the following nonrecurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale and $3.2 million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock.

       Golden State reported net income for the three months ended June 30, 2000 of $87.7 million, or $0.61 per diluted share, compared with net income of $83.6 million, or $0.59 per diluted share, for the corresponding period in 1999. Net income for the three months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $1.8 million. Net income for the three months ended June 30, 1999 includes the following nonrecurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale and $3.2 Million in minority interest expense related to the redemption of the remaining $60.7 million of the Bank's 10 5/8% Preferred Stock.

       FINANCIAL CONDITION

       During the six months ended June 30, 2000, consolidated total assets increased $3.5 billion, to $60.5 billion from December 31, 1999, and total liabilities increased from $55.0 billion to $58.2 billion.

       During the six months ended June 30, 2000, stockholders' equity increased $173 million to $1.7 billion. The increase in stockholders' equity is principally the net result of $172.7 million in net income for the period and an $85.1 million adjustment to issuable shares related to pre-merger tax benefits retained by the previous owners of FN Holdings, partially offset by $63.5 million in purchases of treasury stock, a $20.6 million adjustment to additional paid-in capital related to pre-merger tax benefits recorded to goodwill and an $8.6 million net unrealized loss, after tax, on securities.

       Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $158 million at June 30, 2000 compared with $200 million at December 31, 1999. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.26% at June 30, 2000 from 0.35% at December 31, 1999.

RESULTS OF OPERATIONS

       SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                    Six Months Ended June 30, 2000
                                                                   ---------------------------------
                                                                   Average                   Average
                                                                   Balance     Interest       Rate
                                                                   -------     --------       ----
                                                                        (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,429      $   46        6.42%
     Mortgage-backed securities available for sale                  13,158         435        6.62
     Mortgage-backed securities held to maturity                     2,390          91        7.60
     Loans held for sale, net                                          764          29        7.51
     Loans receivable, net                                          36,515       1,343        7.36
     FHLB stock                                                      1,250          45        7.26
                                                                   -------      ------
         Total interest-earning assets                              55,506       1,989        7.17
                                                                                ------
Noninterest-earning assets                                           2,867
                                                                   -------
         Total assets                                              $58,373
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $22,910         443        3.89
     Securities sold under agreements to repurchase (3)              5,606         173        6.09
     Borrowings (3)                                                 26,729         796        5.97
                                                                   -------      ------
         Total interest-bearing liabilities                         55,245       1,412        5.12
                                                                                ------
Noninterest-bearing liabilities                                      1,072
Minority interest                                                      497
Stockholders' equity                                                 1,559
                                                                   -------
         Total liabilities, minority interest
             and stockholders' equity                              $58,373
                                                                   =======
Net interest income                                                             $  577
                                                                                ======
interest rate spread                                                                            2.05%
                                                                                               =====
Net interest margin                                                                             2.07%
                                                                                               =====

Return on average assets                                                                        0.59%
                                                                                               =====
Return on average equity                                                                       22.15%
                                                                                               =====
Average equity to average assets                                                                2.67%
                                                                                               =====


                                                                        Six Months Ended June 30, 1999
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
                                                                     =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                        $24,072           444          3.72
     Securities sold under agreements to repurchase (3)                4,311           108          4.97
     Borrowings (3)                                                   23,560           640          5.48
                                                                     -------        ------
         Total interest-bearing liabilities                           51,943         1,192          4.62
                                                                                    ------
Noninterest-bearing liabilities                                        1,680
Minority interest                                                        566
Stockholders' equity                                                   1,606
                                                                     -------
         Total liabilities, minority interest
             and stockholders' equity                                $55,795
                                                                     =======
Net interest income                                                                 $  605
                                                                                    ======
interest rate spread                                                                                2.33%
                                                                                                   =====
Net interest margin                                                                                 2.30%
                                                                                                   =====

Return on average assets                                                                            0.55%
                                                                                                   =====
Return on average equity                                                                           19.23%
                                                                                                   =====
Average equity to average assets                                                                    2.88%
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

                                                        Six Months Ended June 30, 2000 vs. 1999
                                                              Increase (Decrease) Due to
                                                        ---------------------------------------
                                                             Volume       Rate        Net
                                                             ------       ----        ---
                                                                     (in  millions)
INTEREST INCOME:

  Securities and interest-bearing deposits in banks           $ (5)       $  4       $ (1)
  Mortgage-backed securities available for sale                 (9)         21         12
  Mortgage-backed securities held to maturity                   (6)          1         (5)
  Loans held for sale, net                                     (51)         12        (39)
  Loans receivable, net                                        204           4        208
  FHLB stock                                                     5          12         17
                                                              ----        ----       ----
      Total                                                    138          54        192
                                                              ----        ----       ----

INTEREST EXPENSE:

  Deposits                                                     (39)         38         (1)
  Securities sold under agreements to repurchase                37          28         65
  Borrowings                                                    91          65        156
                                                              ----        ----       ----
      Total                                                     89         131        220
                                                              ----        ----       ----
                  Change in net interest income               $ 49        $(77)      $(28)
                                                              ====        ====       ====

       The volume variances in total interest income and total interest expense for the six months ended June 30, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume, partially offset by an increase in borrowings.

       INTEREST INCOME. Total interest income was $2.0 billion for the six months ended June 30, 2000, an increase of $192.6 million from the six months ended June 30, 1999. Total interest-earning assets for the six months ended June 30, 2000 averaged $55.5 billion, compared to $51.7 billion for the corresponding period in 1999, primarily as a result of increased loan volume. The yield on total interest-earning assets during the six months ended June 30, 2000 increased to 7.17% from 6.95% for the six months ended June 30, 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

       Golden State earned $1.3 billion of interest income on loans receivable for the six months ended June 30, 2000, an increase of $208.7 million from the six months ended June 30, 1999. The average balance of loans receivable was $36.5 billion for the six months ended June 30, 2000, compared to $31.0 billion for the same period in 1999. The weighted average rate on loans receivable increased to 7.36% for the six months ended June 30, 2000 from 7.33% for the six months ended June 30, 1999. The changes in the average balance and weighted average rate reflect the repricing of variable-rate loans, offset in part by the impact of originations of mortgages with low introductory interest rates during the fourth quarter of 1999 and the first quarter of 2000.

       Golden State earned $28.7 million of interest income on loans held for sale for the six months ended June 30, 2000, a decrease of $39.0 million from the six months ended June 30, 1999. The average balance of loans held for sale was $764 million for the six months ended June 30, 2000, a decrease of $1.3 billion from the comparable period in 1999, primarily attributed to a reduction in fixed-rate originations due to the current rising interest rate environment, coupled with longer holding periods for loans held for sale during the six months ended June 30, 1999. The weighted average rate on loans held for sale increased to 7.51% for the six months ended June 30, 2000 from 6.54% for the six months ended June 30, 1999, primarily due to increasing market interest rates.

       Interest income on mortgage-backed securities available for sale was $435.5 million for the six months ended June 30, 2000, an increase of $11.9 million from the six months ended June 30, 1999. The average portfolio balance decreased $318 million, to $13.2 billion, for the six months ended June 30, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.29% for the six months ended June 30, 1999 to 6.62% for the six months ended June 30, 2000. The decrease in the volume and the increase in the weighted average yield is primarily due to the reclassification of $1.1 billion in mortgage-backed securities to the held-to-maturity portfolio, run-off of existing portfolios and the sale of approximately $500 million in mortgage-backed securities during the second quarter of 2000, partially offset by purchases during the second half of 1999.

       Interest income on mortgage-backed securities held to maturity was $90.8 million for the six months ended June 30, 2000, a decrease of $5.1 million from the six months ended June 30, 1999. The average portfolio balance decreased $165 million, to $2.4 billion, for the six months ended June 30, 2000 compared to the same period in 1999, primarily attributed to the run-off of existing portfolios, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the available-for-sale portfolio. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the six months ended June 30, 2000 and 1999 were 7.60% and 7.51%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $45.8 million for the six months ended June 30, 2000, a decrease of $0.9 million from the six months ended June 30, 1999. The average portfolio balance was $1.4 billion and $1.5 billion for the six months ended June 30, 2000 and 1999, respectively. The higher weighted average rate of 6.42% for the six months ended June 30, 2000 compared to 6.05% for the six months ended June 30, 1999 reflects $2.4 million in interest income on a federal income tax refund related to Old California Federal for periods prior to the Golden State Acquisition for which there is no corresponding asset, partially offset by interest earned in 1999 on the investment of proceeds from the assumption of the GS Holdings Notes.

       Dividends on FHLB stock were $45.1 million for the six months ended June 30, 2000, an increase of $16.9 million from the six months ended June 30, 1999. The average balance outstanding during the six months ended June 30, 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 7.26% for the six months ended June 30, 2000 from 5.25% for the six months ended June 30, 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $1.4 billion for the six months ended June 30, 2000, an increase of $220.3 million from the six months ended June 30, 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in deposit balances.

       Interest expense on customer deposits, including brokered deposits, was $443.1 million for the six months ended June 30, 2000, a decrease of $0.9 million from the six months ended June 30, 1999. The average balance of customer deposits outstanding decreased from $24.1 billion for the six months ended June 30, 1999 to $22.9 billion for the six months ended June 30, 2000. The decrease in the average balance is primarily due to lower certificate of deposit balances, reflecting the Bank's pricing strategy during most of 1999. Partially offsetting this decrease is $543 million in deposits at an average cost of 3.71%, which were assumed in the Nevada Purchase in April 1999. The overall weighted average cost of deposits increased to 3.89% for the six months ended June 30, 2000 from 3.72% for the six months ended June 30, 1999, primarily due to rising market interest rates.

       Interest expense on securities sold under agreements to repurchase totalled $172.7 million for the six months ended June 30, 2000, an increase of $65.1 million from the six months ended June 30, 1999. The average balance of such borrowings for the six months ended June 30, 2000 and 1999 was $5.6 billion and $4.3 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities in the second half of 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.09% for the six months ended June 30, 2000 from 4.97% for the six months ended June 30, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

       Interest expense on borrowings totalled $796.2 million for the six months ended June 30, 2000, an increase of $156.1 million from the six months ended June 30, 1999. The average balance outstanding for the six months ended June 30, 2000 and 1999 was $26.7 billion and $23.6 billion, respectively. The weighted average interest rate on these instruments increased to 5.97% for the six months ended June 30, 2000 from 5.48% for the six months ended June 30, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities in the second half of 1999.

       NET INTEREST INCOME. Net interest income was $577.4 million for the six months ended June 30, 2000, a decrease of $27.6 million from the six months ended June 30, 1999. The interest rate spread declined to 2.05% for the six months ended June 30, 2000 from 2.33% for the six months ended June 30, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $216.6 million for the six months ended June 30, 2000, representing an increase of $4.1 million from the six months ended June 30, 1999.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $90.6 million for the six months ended June 30, 2000, compared to $70.3 million for the six months ended June 30, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.2 billion at June 30, 1999 to $78.6 billion at June 30, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the six months ended June 30, 2000 decreased by $7.7 million from the six months ended June 30, 1999 due to a reduction in the assumed prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 8.1% in the first half of 2000, compared to 22.3% in the comparable period in 1999.

       Customer banking fees were $98.7 million for the six months ended June 30, 2000 compared to $91.4 million for the six months ended June 30, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth, the impact of revenues from the deposits assumed in the Nevada Purchase and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

       Gain on sale, settlement and transfer of loans, net totalled $27.1 million for the six months ended June 30, 2000, an increase of $6.6 million from the six months ended June 30, 1999. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions present, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $14.5 million. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $6.3 million lower in the six months ended June 30, 2000 compared to the same period in 1999. During the six months ended June 30, 2000, California Federal sold $2.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $5.8 billion of such sales for the corresponding period in 1999, while the gains on such sales declined $1.6 million between the two periods.

       Net loss on sale of assets totalled $16.0 million for the six months ended June 30, 2000, compared to a net gain of $15.1 million for the six months ended June 30, 1999. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter. While a loss was incurred on this transaction, it is expected that the sale will benefit both the net interest margin and the Company's interest rate sensitivity in future periods. The $15.1 million gain reported in 1999 primarily relates to the $16.3 million gain on the Servicing Sale.

       NONINTEREST EXPENSE. Total noninterest expense was $459.6 million for the six months ended June 30, 2000, a decrease of $22.4 million compared to the six months ended June 30, 1999. The variance between the two periods is primarily attributed to continued expense reduction efforts by the Company and the completion of merger and integration efforts in the first half of 1999. Noninterest expense for the six months ended June 30, 2000 included decreases of $11.9 million in other noninterest expense, $9.1 million in professional fees, $8.1 million in loan expense and $7.7 million in specific merger and integration costs incurred in 1999 in connection with the Golden State Acquisition. These decreases were partially offset by increases of $13.7 million in compensation expense and $5.2 million in occupancy and equipment expense.

       Compensation and employee benefits expense was $216.4 million for the six months ended June 30, 2000, an increase of $13.7 million from the six months ended June 30, 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

       Occupancy and equipment expense was $76.9 million for the six months ended June 30, 2000, an increase of $5.2 million from the six months ended June 30, 1999, primarily attributed to $4.8 million of adjustments in 1999 to previously established accruals for vacant facilities.

       Professional fees were $18.2 million for the six months ended June 30, 2000, a decrease of $9.1 million from the six months ended June 30, 1999, primarily due to legal and consulting fee expenses incurred in 1999 related to goodwill litigation and the Y2K project.

       Loan expense was $14.0 million for the six months ended June 30, 2000, a decrease of $8.1 million from the six months ended June 30, 1999, primarily due to a decrease in pass-through interest expense on loans attributed to a decrease in payoffs during 2000. Repayment rates on loans serviced for others averaged 11.8% during the first half of 2000, a significant decline from the 27% average experienced during the first half of 1999.

       Merger and integration costs were $7.7 million for the six months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during the first half of 2000.

       Amortization of intangible assets was $31.9 million for the six months ended June 30, 2000, a decrease of $3.3 million from the six months ended June 30, 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset (see "- Provision for Income Tax"), and a $38.2 million reduction in goodwill resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. This decrease was partially offset by amortization expense related to the $7.7 million and $50.7 million in goodwill recorded in connection with the Downey Acquisition and the Nevada Purchase, respectively.

       Other noninterest expense was $105.6 million in 2000 compared to $117.5 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

       PROVISION FOR INCOME TAX. During the six months ended June 30, 2000, Golden State recorded income tax expense of $149.9 million, which was more than offset by a tax benefit of $161.7 million, for a net income tax benefit of $11.8 million, compared to income tax expense of $151.1 million for the six months ended June 30, 1999. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       Golden State's effective gross federal tax rate was 38% and 39% during the six months ended June 30, 2000 and 1999, respectively, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 6% and 8% during each of the six months ended June 30, 2000 and 1999, respectively. The effective tax rate declined during the first half of 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

       MINORITY INTEREST. Minority interest expense for the six months ended June 30, 2000 includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the first quarter reduction of the valuation allowance on the Bank's deferred tax asset (see note 8 of the Company's Notes to Unaudited Consolidated Financial Statements). Minority interest expense for the six months ended June 30, 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition. Dividends on the REIT Preferred Stock totalling $22.8 million were also recorded during the six months ended June 30, 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $9.4 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the six months ended June 30, 1999, minority interest expense included $3.2 million in net premiums paid in connection with the redemption of the Bank's 10 5/8% Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $22.8 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $9.6 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest expense for the six months ended June 30, 1999 also included a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                      Three Months Ended June 30, 2000
                                                                  ---------------------------------------
                                                                   Average                        Average
                                                                   Balance         Interest        Rate
                                                                   -------         --------        ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,431          $   24         6.79%
     Mortgage-backed securities available for sale                  12,447             207         6.64
     Mortgage-backed securities held to maturity                     2,700              51         7.62
     Loans held for sale, net                                          814              15         7.56
     Loans receivable, net                                          37,716             698         7.40
     FHLB stock                                                      1,306              28         8.61
                                                                   -------          ------
         Total interest-earning assets                              56,414           1,023         7.26
                                                                                    ------
Noninterest-earning assets                                           2,994
                                                                   -------
         Total assets                                              $59,408
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $22,934             224         3.93
     Securities sold under agreements to repurchase (3)              5,503              90         6.46
     Borrowings (3)                                                 27,684             419         6.06
                                                                   -------          ------
         Total interest-bearing liabilities                         56,121             733         5.22
                                                                                    ------
Noninterest-bearing liabilities                                      1,229
Minority interest                                                      498
Stockholders' equity                                                 1,560
                                                                   -------
         Total liabilities, minority interest
               and stockholders' equity                            $59,408
                                                                   =======
Net interest income                                                                 $  290
                                                                                    ======
interest rate spread                                                                               2.04%
                                                                                                  =====
Net interest margin                                                                                2.06%
                                                                                                  =====

Return on average assets                                                                           0.59%
                                                                                                  =====
Return on average equity                                                                          22.47%
                                                                                                  =====
Average equity to average assets                                                                   2.63%
                                                                                                  =====


                                                                        Three Months Ended June 30, 1999
                                                                      ------------------------------------
                                                                       Average                     Average
                                                                       Balance       Interest       Rate
                                                                       -------       --------       ----
                                                                               (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)            $ 1,646          $ 23         5.78%
     Mortgage-backed securities available for sale                     13,960           220         6.29
     Mortgage-backed securities held to maturity                        2,466            45         7.37
     Loans held for sale, net                                           1,977            33         6.69
     Loans receivable, net                                             31,211           568         7.27
     FHLB stock                                                         1,120            15         5.24
                                                                      -------          ----
         Total interest-earning assets                                 52,380           904         6.90
                                                                                       ----
Noninterest-earning assets                                              3,968
                                                                      -------
         Total assets                                                 $56,348
                                                                      =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                         $24,132           222         3.69
     Securities sold under agreements to repurchase (3)                 4,302            54         4.92
     Borrowings (3)                                                    24,238           331         5.48
                                                                      -------          ----
         Total interest-bearing liabilities                            52,672           607         4.62
                                                                                       ----
Noninterest-bearing liabilities                                         1,546
Minority interest                                                         533
Stockholders' equity                                                    1,597
                                                                      -------
         Total liabilities, minority interest
             and stockholders' equity                                 $56,348
                                                                      =======
Net interest income                                                                    $297
                                                                                       ====
Interest rate spread                                                                                2.28%
                                                                                                   =====
Net interest margin                                                                                 2.25%
                                                                                                   =====

Return on average assets                                                                            0.59%
                                                                                                   =====
Return on average equity                                                                           20.94%
                                                                                                   =====
Average equity to average assets                                                                    2.83%
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

                                                           Three Months Ended June 30, 2000 vs. 1999
                                                                  Increase (Decrease) Due to
                                                           -----------------------------------------
                                                              Volume            Rate          Net
                                                              ------            ----          ---
                                                                        (in millions)
INTEREST INCOME:


  Securities and interest-bearing deposits in banks           $ (1)            $  2          $  1
  Mortgage-backed securities available for sale                (26)              13           (13)
  Mortgage-backed securities held to maturity                    5                1             6
  Loans held for sale, net                                     (23)               5           (18)
  Loans receivable, net                                        120               10           130
  FHLB stock                                                     3               10            13
                                                              ----             ----          ----
       Total                                                    78               41           119
                                                              ----             ----          ----

INTEREST EXPENSE:

  Deposits                                                     (10)              12             2
  Securities sold under agreements to repurchase                17               19            36
  Borrowings                                                    51               37            88
                                                              ----             ----          ----
       Total                                                    58               68           126
                                                              ----             ----          ----
            Change in net interest income                     $ 20             $(27)         $ (7)
                                                              ====             ====          ====

       The volume variances in total interest income and total interest expense for the three months ended June 30, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume and purchases of mortgage-backed securities in the second half of 1999, partially offset by an increase in borrowings and the sale of mortgage-backed securities in 2000.

       INTEREST INCOME. Total interest income was $1.0 billion for the three months ended June 30, 2000, an increase of $118.9 million from the three months ended June 30, 1999. Total interest-earning assets for the three months ended June 30, 2000 averaged $56.4 billion, compared to $52.4 billion for the corresponding period in 1999, primarily as a result of increased loan volume. The yield on total interest-earning assets during the three months ended June 30, 2000 increased to 7.26% from 6.90% for the three months ended June 30, 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

       Golden State earned $697.3 million of interest income on loans receivable for the three months ended June 30, 2000, an increase of $129.8 million from the three months ended June 30, 1999. The average balance of loans receivable was $37.7 billion for the three months ended June 30, 2000, compared to $31.2 billion for the same period in 1999. The weighted average rate on loans receivable increased to 7.40% for the three months ended June 30, 2000 from 7.27% for the three months ended June 30, 1999. The changes in the average balance and weighted average rate reflect the repricing of variable-rate loans, offset in part by the impact of originations of mortgages with low introductory interest rates during the fourth quarter of 1999 and the first quarter of 2000.

       Golden State earned $15.4 million of interest income on loans held for sale for the three months ended June 30, 2000, a decrease of $17.7 million from the three months ended June 30, 1999. The average balance of loans held for sale was $814 million for the three months ended June 30, 2000, a decrease of $1.2 billion from the comparable period in 1999, primarily attributed to a reduction in fixed-rate originations due to the current rising interest rate environment, coupled with longer holding periods for loans held for sale during the three months ended June 30, 1999. The weighted average rate on loans held for sale increased to 7.56% for the three months ended June 30, 2000 from 6.69% for the three months ended June 30, 1999, primarily due to increasing market interest rates.

       Interest income on mortgage-backed securities available for sale was $206.5 million for the three months ended June 30, 2000, a decrease of $13.1 million from the three months ended June 30, 1999. The average portfolio balance decreased $1.5 billion, to $12.4 billion, for the three months ended June 30, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.29% for the three months ended June 30, 1999 to 6.64% for the three months ended June 30, 2000. The decrease in the volume and the increase in the weighted average yield are primarily due to the reclassification of $1.1 billion in mortgage-backed securities to the held-to-maturity portfolio, run-off of existing portfolios and the sale of approximately $500 million of mortgage-backed securities during the second quarter of 2000, partially offset by purchases during the second half of 1999.

       Interest income on mortgage-backed securities held to maturity was $51.5 million for the three months ended June 30, 2000, an increase of $6.0 million from the three months ended June 30, 1999. The average portfolio balance increased $234 million, to $2.7 billion, for the three months ended June 30, 2000 compared to the same period in 1999, primarily attributed to the reclassification of $1.1 billion in mortgage-backed securities from the available-for-sale portfolio, partially offset by the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the three months ended June 30, 2000 and 1999 were 7.62% and 7.37%, respectively.

       Interest income on securities and interest-bearing deposits in other banks was $24.3 million for the three months ended June 30, 2000, an increase of $0.5 million from the three months ended June 30, 1999. The average portfolio balance was $1.4 billion and $1.6 million for each of the three months ended June 30, 2000 and 1999, respectively. The higher weighted average rate of 6.79% for the three months ended June 30, 2000 compared to 5.78% for the three months ended June 30, 1999 reflects $2.4 million in interest income on a federal income tax refund related to Old California Federal for periods prior to the Golden State Acquisition for which there is no corresponding asset, partially offset by interest earned in 1999 on the investment of proceeds from the assumption of the GS Holdings Notes.

       Dividends on FHLB stock were $28.0 million for the three months ended June 30, 2000, an increase of $13.3 million from the three months ended June 30, 1999. The average balance outstanding during the three months ended June 30, 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 8.61% for the three months ended June 30, 2000 from 5.24% for the three months ended June 30, 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $732.6 million for the three months ended June 30, 2000, an increase of $125.6 million from the three months ended June 30, 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in deposit balances.

       Interest expense on customer deposits, including brokered deposits, was $224.4 million for the three months ended June 30, 2000, an increase of $2.3 million from the three months ended June 30, 1999. The average balance of customer deposits outstanding decreased from $24.1 billion for the three months ended June 30, 1999 to $22.9 billion for the three months ended June 30, 2000. The decrease in the average balance is primarily due to lower certificate of deposit balances, reflecting the Bank's pricing strategy during most of 1999. The overall weighted average cost of deposits increased to 3.93% for the three months ended June 30, 2000 from 3.69% for the three months ended June 30, 1999, primarily due to rising market interest rates.

       Interest expense on securities sold under agreements to repurchase totalled $89.8 million for the three months ended June 30, 2000, an increase of $36.3 million from the three months ended June 30, 1999. The average balance of such borrowings for the three months ended June 30, 2000 and 1999 was $5.5 billion and $4.3 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities in the second half of 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.46% for the three months ended June 30, 2000 from 4.92% for the three months ended June 30, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

       Interest expense on borrowings totalled $418.4 million for the three months ended June 30, 2000, an increase of $87.0 million from the three months ended June 30, 1999. The average balance outstanding for the three months ended June 30, 2000 and 1999 was $27.7 billion and $24.2 billion, respectively. The weighted average interest rate on these instruments increased to 6.06% for the three months ended June 30, 2000 from 5.48% for the three months ended June 30, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities in the second half of 1999.

       NET INTEREST INCOME. Net interest income was $290.3 million for the three months ended June 30, 2000, a decrease of $6.7 million from the three months ended June 30, 1999. The interest rate spread declined to 2.04% for the three months ended June 30, 2000 from 2.28% for the three months ended June 30, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $107.3 million for the three months ended June 30, 2000, representing a decrease of $0.1 million from the three months ended June 30, 1999.

       Loan servicing fees, net of amortization of mortgage servicing rights, were $45.7 million for the three months ended June 30, 2000, compared to $34.3 million for the three months ended June 30, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $69.2 billion at June 30, 1999 to $78.6 billion at June 30, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the quarter decreased by $3.1 million from the three months ended June 30, 1999 due to a reduction in the assumed prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 9.2% in the second quarter of 2000, compared to 20.0% in the comparable period in 1999.

       Customer banking fees were $50.1 million for the three months ended June 30, 2000 compared to $46.6 million for the three months ended June 30, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

       Gain on sale, settlement and transfer of loans, net totalled $20.4 million for the three months ended June 30, 2000, an increase of $15.5 million from the three months ended June 30, 1999. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. See "- Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999 - Noninterest Income." During the three months ended June 30, 2000, California Federal sold $1.1 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $2.6 billion of such sales for the corresponding period in 1999. The gain on residential loan sales increased $4.8 million during the three months ended June 30, 2000 compared to the same period in 1999, primarily as a result of an $8.8 million adjustment recorded during the second quarter of 1999 to reflect the lower of cost or market valuation on loans held for sale at June 30, 1999. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $3.8 million lower in the three months ended June 30, 2000 compared to the same period in 1999.

       Net loss on sale of assets totalled $16.5 million for the three months ended June 30, 2000, compared to a net gain of $14.9 million for the three months ended June 30, 1999, primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities during the second quarter of 2000. See "- Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999 - Noninterest Income."

       NONINTEREST EXPENSE. Total noninterest expense was $230.4 million for the three months ended June 30, 2000, an increase of $6.2 million compared to the three months ended June 30, 1999. The variance between the two periods is primarily attributed to normal inflation rates and investments in expanding lines of business. Noninterest expense for the three months ended June 30, 2000 included increases of $8.3 million in compensation expense, $5.8 million in occupancy and equipment and $1.9 million in other noninterest expense. These increases were partially offset by decreases of $3.8 million in professional fees, $2.0 million in loan expense and $1.7 million in merger and integration costs incurred in 1999 in connection with the Golden State Acquisition.

       Compensation and employee benefits expense was $108.0 million for the three months ended June 30, 2000, an increase of $8.3 million from the three months ended June 30, 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

       Occupancy and equipment expense was $37.7 million and $31.9 million for the three months ended June 30, 2000 and 1999, respectively. This increase reflects $4.8 million of adjustments in 1999 to previously established accruals for vacant facilities and an acceleration of depreciation on computer equipment during the second quarter of 2000.

       Professional fees were $9.4 million for the three months ended June 30, 2000, a decrease of $3.8 million from the three months ended June 30, 1999, primarily due to expenses incurred in 1999 attributed to the Y2K project and goodwill litigation.

       Loan expense was $8.0 million for the three months ended June 30, 2000, a decrease of $2.0 million from the three months ended June 30, 1999, primarily due to a decrease in pass-through interest expense on loans attributed to a decrease in payoffs during 2000. Repayment rates on loans serviced for others averaged 13% during the second quarter of 2000, a significant decline from the 24% average experienced during the same period in 1999.

       Merger and integration costs were $1.7 million for the three months ended June 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during 2000.

       Amortization of intangible assets was $15.5 million for the three months ended June 30, 2000, a decrease of $2.5 million from the three months ended June 30, 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset, and a $38.2 million reduction resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. These decreases were partially offset by amortization expense related to the $7.7 million in goodwill recorded in connection with the Downey Acquisition.

       PROVISION FOR INCOME TAX. During the three months ended June 30, 2000, Golden State recorded income tax expense of $73.1 million, compared to $80.8 million for the three months ended June 30, 1999.

       Golden State's effective gross federal tax rate was 38% during each of the three months ended June 30, 2000 and 1999, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 6% and 8% during each of the three months ended June 30, 2000 and 1999, respectively. The effective tax rate declined during the second quarter of 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

       MINORITY INTEREST. Minority interest expense for the three months ended June 30, 2000 includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition. Dividends on the REIT Preferred Stock totalling $11.4 million were also recorded during the three months ended June 30, 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.6 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the three months ended June 30, 1999, minority interest expense included $3.2 million in net premiums paid in connection with the redemption of the Bank's 10 5/8% Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $0.9 million and $11.4 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

PROVISION FOR LOAN LOSSES

       The adequacy of the allowance for loan losses is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See "-- Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded no provision for loan losses during the six months ended June 30, 2000. The Company recorded provisions for loan losses of $10 million and $5 million during the six and three months ended June 30, 1999, respectively.

       The decrease in the provision for loan losses during the six-month period ended June 30, 2000 compared to the same period in 1999 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

       Activity in the allowance for loan losses is as follows (in thousands):

                                      Six Months Ended June 30,       Three Months Ended June 30,
                                      -------------------------       ---------------------------
                                        2000            1999             2000            1999
                                        ----            ----             ----            ----
Balance - beginning of period          $554,893       $588,533          $543,188       $583,214
   Provision for loan losses                 --         10,000                --          5,000
   Charge-offs                          (20,297)       (21,483)           (7,827)       (11,179)
   Recoveries                             1,518          1,989               753          1,334
   Reclassification                          --           (670)               --             --
                                       --------       --------          --------       --------
Balance - end of period                $536,114       $578,369          $536,114       $578,369
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

       At June 30, 2000, loans that were considered to be impaired totalled $100.2 million (of which $18.9 million were on nonaccrual status). The average recorded investment in impaired loans during the six and three-month periods ended June 30, 2000 was approximately $113.5 million and $104.4 million, respectively. For the six and three-month periods ended June 30, 2000, Golden State recognized interest income on those impaired loans of $4.1 million and $2.0 million, respectively, which included $0.4 million and $0.2 million, respectively, of interest income recognized using the cash basis method of income recognition.

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

                                                         June 30, 2000
                                       -------------------------------------------------
                                       Non-performing       Impaired        Restructured
                                       --------------       --------        ------------
                                                          (in millions)
Real Estate:
  1-4 unit residential                     $100              $  1               $ 1
  5+ unit residential                         4                30                --
  Commercial and other                        4                46                --
  Land                                       --                --                --
  Construction                               --                --                --
                                           ----              ----               ---
     Total real estate                      108                77                 1
Non-real estate                              16                23                --
                                           ----              ----               ---
     Total loans                            124 (a)          $100 (b)           $ 1
                                                             ====               ===
Foreclosed real estate, net                  28
Repossessed assets                            6
                                           ----
     Total non-performing assets           $158
                                           ====

                                                        December 31, 1999
                                       -------------------------------------------------
                                       Non-performing       Impaired        Restructured
                                       --------------       --------        ------------
Real Estate:
  1-4 unit residential                     $126              $ --               $ 2
  5+ unit residential                         6                34                 5
  Commercial and other                        8                67                18
  Land                                       --                 2                --
  Construction                               --                --                --
                                           ----              ----               ---
     Total real estate                      140               103                25
Non-real estate                              11                21                --
                                           ----              ----               ---
     Total loans                            151 (a)          $124 (b)           $25
                                                             ====               ===
Foreclosed real estate, net                  45
Repossessed assets                            4
                                           ----
       Total non-performing assets         $200
                                           ====

---------------
(a) Includes loans securitized with recourse on non-performing status of $2.0 million at December 31, 1999. There are no loans securitized with recourse on non-performing status at June 30, 2000.

(b) Includes $18.9 million of non-performing loans at both June 30, 2000 and December 31, 1999. Also includes $10.0 million and $13.7 million of loans classified as troubled debt restructurings at June 30, 2000 and December 31, 1999, respectively.

       There were no accruing loans contractually past due 90 days or more at June 30, 2000 or December 31, 1999.

       The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $158 million at June 30, 2000, from $200 million at December 31, 1999. Non-performing assets as a percentage of the Bank's total assets decreased to 0.26% at June 30, 2000, from 0.35% at December 31, 1999.

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

       The following table presents non-performing real estate assets by geographic region of the country as of June 30, 2000:

                                                            Total
                   Non-performing      Foreclosed       Non-performing
                    Real Estate       Real Estate,        Real Estate      Geographic
                   Loans, Net (2)       Net (2)             Assets        Concentration
                   --------------     -----------       --------------    -------------
                                         (dollars in millions)
Region:
  California           $ 67              $14                $ 81               60%
  Northeast (1)          12                3                  15               11
  Other regions          29               11                  40               29
                       ----             ----                ----              ---
       Total           $108              $28                $136              100%
                       ====              ===                ====              ===

-------------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine and Vermont.

(2)    Net of purchase accounting adjustments.

       At June 30, 2000, the Company's largest non-performing asset was approximately $2.9 million, and it had two non-performing assets over $2 million in size with balances averaging $2.6 million. At June 30, 2000, the Company had 3,426 non-performing assets below $2 million in size, including 876 non-performing 1-4 unit residential assets.

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

       At June 30, 2000, the allowance for loan losses was $536 million, consisting of a $379 million formula allowance, a $26 million specific allowance and a $131 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $510 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                                   5+ Unit
                                                                 Residential
                                               1 - 4 Unit       and Commercial      Consumer
                                               Residential       Real Estate        and Other          Total
                                               -----------       -----------        ---------          -----
                                                                         (in millions)
Balance - December 31, 1999                        $235              $276              $44             $555
     Provision for loan losses                       --                (1)               1               --
     Charge-offs                                     (2)               (4)              (7)             (13)
     Recoveries                                      --                --                1                1
                                                   ----              ----              ---             ----
Balance - March 31, 2000                            233               271               39              543
     Provision for loan losses                       --                (1)               1               --
     Charge-offs                                     (2)               (2)              (4)              (8)
     Recoveries                                      --                --                1                1
                                                   ----              ----              ---             ----
Balance - June 30, 2000                            $231              $268              $37             $536
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

       Golden State, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently. At June 30, 2000, approximately 78% of the Company's loan portfolio consisted of ARMs.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 2000 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                   ----------------------------------------------------------------
                                                    Within        1 - 5        Over 5      Noninterest
                                                    1 Year        Years         Years        Bearing         Total
                                                    ------        -----         -----        -------         -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                            $    84       $    --       $   --        $   --         $    84
Securities held to maturity (1)                         76           190          343            --             609
Securities available for sale (3)                      623            --           --            --             623
Mortgage-backed securities
     available for sale (3)                         11,314            --           --            --          11,314
Mortgage-backed securities
     held to maturity (1) (4)                        2,039           349          629            --           3,017
Loans held for sale, net (3)                           796            --           --            --             796
Loans receivable, net (1) (5)                       20,830        13,150        4,826            --          38,806
Investment in FHLB                                   1,315            --           --            --           1,315
                                                   -------       -------       ------        ------         -------
     Total interest-earning assets                  37,077        13,689        5,798            --          56,564
Noninterest-earning assets                              --            --           --         3,917           3,917
                                                   -------       -------       ------        ------         -------
                                                   $37,077       $13,689       $5,798        $3,917         $60,481
                                                   =======       =======       ======        ======         =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $20,928       $ 2,321       $    3        $   --         $23,252
Securities sold under agreements to
     repurchase (1)                                  5,410           200           --            --           5,610
FHLB advances (1)                                   14,590        11,325           --            --          25,915
Other borrowings (1)                                   175         2,001           92            --           2,268
                                                   -------       -------       ------        ------         -------
Total interest-bearing liabilities                  41,103        15,847           95            --          57,045
Noninterest-bearing liabilities                         --            --           --         1,202           1,202
Minority interest                                       --            --           --           500             500
Stockholders' equity                                    --            --           --         1,734           1,734
                                                   -------       -------       ------        ------         -------
                                                   $41,103       $15,847       $   95        $3,436         $60,481
                                                   =======       =======       ======        ======         =======

Gap before interest rate swap agreements           $(4,026)      $(2,158)      $5,703                       $  (481)
Interest rate swap agreements                        3,400        (2,500)        (900)                           --
                                                   -------       -------       ------                       -------
Gap                                                $  (626)      $(4,658)      $4,803                       $  (481)
                                                   =======       =======       ======                       =======
Cumulative gap                                     $  (626)      $(5,284)      $ (481)                      $  (481)
                                                   =======       =======       ======                       =======
Gap as a percentage of total assets                  (1.04)%       (7.70)%       7.94%                        (0.80)%
                                                     =====         =====        =====                         =====
Cumulative gap as a percentage of total assets       (1.04)%       (8.74)       (0.80)%                       (0.80)%
                                                     =====         =====        =====                         =====

                                                                     (Continued)

----------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 2000. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $84 million of short-term investment securities and less than $0.1 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing loans of $1 million.

(5) Excludes allowance for loan losses of $536 million and non-performing loans of $122 million, net of $10 million related to specific allowances.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At June 30, 2000, Golden State's cumulative gap totalled ($481) million. At December 31, 1999, Golden State's cumulative gap totalled ($688) million.

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

LIQUIDITY

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the six months ended June 30, 2000 and the year ended December 31, 1999.

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

       Interest on the GS Holdings Notes approximates $138.9 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

       The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $691.7 million at June 30, 2000, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending June 30, 2001 aggregate $10.0 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 2000, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $20.2 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 2000 were $20.1 billion in proceeds from additional borrowings, $2.2 billion in proceeds from sales of loans held for sale, $1.1 billion in principal payments on mortgage-backed securities available for sale and held to maturity, and $480.2 million in proceeds from sales of mortgage-backed securities available for sale. The primary uses of funds were $17.5 billion in principal payments on borrowings, a $3.3 billion net increase in loans receivable, $2.3 billion in purchases and originations of loans held for sale, $811.7 million in purchases of loans receivable and $379.3 million for the Downey Acquisition.

MORTGAGE BANKING OPERATIONS

       During the six months ended June 30, 2000 and 1999, the Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $8.1 billion and $9.3 billion, respectively. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $78.6 billion at June 30, 2000, an increase of $5.7 billion and $9.4 billion from December 31, 1999 and June 30, 1999, respectively. During the six months ended June 30, 2000 and 1999, the Bank, through FNMC, originated $7.4 billion and $9.6 billion, respectively, and sold (generally with servicing retained) $2.2 billion and $5.8 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the six months ended June 30, 2000 totalled $158.3 million, an increase of $17.4 million from the six months ended June 30, 1999. Gross loan servicing fees for the six months ended June 30, 2000 were reduced by $97.2 million of amortization of servicing rights to arrive at net loan servicing fees of $61.0 million.

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

       The Company owned several derivative instruments at June 30, 2000 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all derivatives used to hedge prepayment risk was $33.0 million at June 30, 2000. The interest rate floor contracts had a notional amount of $1.2 billion, strike rates between 5.70% and 7.62%, mature in the years 2004 and 2005, and had an estimated fair value of $18.2 million at June 30, 2000. Premiums paid to counterparties in exchange for cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had a notional amount of $1.1 billion, strike rates between 6.75% and 7.88%, expire in the years 2002 and 2003, and had an estimated fair value of $26.7 million at June 30, 2000. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $198.3 million and an estimated fair value of $(11.8) million at June 30, 2000.

       The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 2000 (in millions):

                                                                                  Total MSR
                                                           MSRs     MSR Hedge      Balance
                                                           ----     ---------     ---------
 Balance at December 31, 1999                            $1,232        $40         $1,272
   Additions - purchases                                    178         --            178
   Originated servicing                                      55         --             55
   Swaption sales                                            (4)        (8)           (12)
   Servicing Sale/Transfer                                   (1)        --             (1)
   Floor sales                                               (1)        (4)            (5)
   Premiums paid                                             --         25             25
   Payments made to counterparties, net                       6         --              6
   Amortization                                             (90)        (7)           (97)
                                                         ------        ---         ------
 Balance at June 30, 2000                                $1,375        $46         $1,421
                                                         ======        ===         ======

       Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At June 30, 2000 and December 31, 1999, no allowance for impairment of the MSRs was necessary.

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

       At June 30, 2000, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.06%, 6.06% and 12.95%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of June 30, 2000:

                                                             Tangible      Core      Risk-based
                                                             Capital      Capital      Capital
                                                             -------      -------      -------
                                                                   (dollars in millions)
 Stockholder's equity of the Bank                            $3,849       $3,849       $3,849
 Minority interest - REIT Preferred Stock                       500          500          500
 Unrealized holding loss on securities,  net                    283          283          283
 Non-allowable capital:
       Intangible assets                                       (745)        (745)        (745)
       Goodwill Litigation Assets                              (159)        (159)        (159)
       Investment in non-includable subsidiaries                (60)         (60)         (60)
       Excess deferred tax asset                                (38)         (38)         (38)
 Supplemental capital:
       Qualifying subordinated debentures                        --           --           93
       General loan loss allowance                               --           --          397
 Assets required to be deducted:
       Land loans with more than 80% LTV ratio                   --           --           (4)
       Equity in subsidiaries                                    --           --           (6)
       Low-level recourse deduction                              --           --          (10)
                                                             ------       ------       ------
 Regulatory capital of the Bank                               3,630        3,630        4,100
 Minimum regulatory capital requirement                         898        2,395        2,533
                                                             ------       ------       ------
 Excess above minimum capital requirement                    $2,732       $1,235       $1,567
                                                             ======       ======       ======
 Regulatory capital of the Bank                                6.06%        6.06%       12.95%
 Minimum regulatory capital requirement                        1.50         4.00         8.00
                                                               ----         ----       ------
 Excess above minimum capital requirement                      4.56%        2.06%        4.95%
                                                               ====         ====       ======

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $59.9 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $31.7 billion.

       The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of June 30, 2000. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation.

       At June 30, 2000, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                               Risk-based
                                          Leverage      -----------------------
                                          Capital       Tier 1    Total Capital
                                          -------       ------    -------------

Regulatory capital of the Bank              6.06%       11.44%        12.95%
"Well capitalized" ratio                    5.00         6.00         10.00
                                            ----        -----         -----
Excess above "well capitalized" ratio       1.06%        5.44%         2.95%
                                            ====        =====         =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 2000, $38 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at June 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       GOODWILL LITIGATION AGAINST THE GOVERNMENT

       On April 9, 1999, the Claims Court issued its decision on a claim by the Bank against the United States Government (the "Government") in the lawsuit, GLENDALE FEDERAL BANK, FEDERAL SAVINGS BANK V. UNITED STATES, Civil Action No. 90-772-C (the "Glendale Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank. After all appellate briefs were filed by both the Government and the Bank, oral argument on the appeal took place in conjunction with the argument in the California Federal Goodwill Litigation (as defined herein) on July 7, 2000.

       On April 16, 1999, the Claims Court issued its decision on a claim by the Bank against the Government in the lawsuit, CALIFORNIA FEDERAL BANK V. UNITED STATES, Civil Action No. 92-138C (the "California Federal Goodwill Litigation"), ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Claims Court Judge has been appealed by the Government and the damage award by the second Claims Court Judge has been appealed by the Bank. After all appellate briefs were filed, oral argument in the Federal Circuit Court of Appeals took place in conjunction with the appellate argument in the Glendale Goodwill Litigation on July 7, 2000.

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

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Annual Meeting of Stockholders held on May 15, 2000, the following matters were submitted to a vote of security holders with the indicated number of votes being cast for, against or withheld, and with the indicated number of abstentions and broker non-votes:

(1) To elect five members of the Board of Directors to hold office until the 2003 annual meeting of stockholders or until their successors are duly elected and qualified.

                                                  Number of Votes
                                            ---------------------------
                                                For           Withheld
                                            -----------       ---------
       Paul M. Bass, Jr.                    118,458,013        571,248
       George W. Bramblett, Jr.             118,457,188        572,073
       John F. Kooken                       118,462,545        566,716
       Thomas S. Sayles                     118,460,998        568,263
       Carl B. Webb                         118,457,318        571,943

(2) To ratify the appointment of KPMG LLP to serve as the Company's independent auditors for the year ending December 31, 2000.

       For                                  118,781,546
       Against                                  178,435
       Abstain                                   69,587
       Broker Non-Vote                               -0-

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






                                   Golden State Bancorp Inc.




                                           /S/ RICHARD H. TERZIAN
                                   ---------------------------------------------
                                   By: Richard H. Terzian
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)




                                           /S/ RENEE NICHOLS TUCEI
                                   ---------------------------------------------
                                   By: Renee Nichols Tucei
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)



August 9, 2000