Form 10-Q
period 2000-09-30
GOLDEN STATE BANCORP INC
filed 2000-11-13
CIK 1019508

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A            to          N/A
                               ----------------------    -----------------------

Commission File Number:                      333-28037
                        --------------------------------------------------------

                            Golden State Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                95-4642135
--------------------------------------- ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  135 Main Street, San Francisco, CA                     94105
-------------------------------------- -----------------------------------------
(Address of principal executive offices)               (Zip Code)

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

     The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on October 31, 2000: 134,238,004 shares.

                           GOLDEN STATE BANCORP INC.
                     THIRD QUARTER 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION                                      PAGE
                 ---------------------                                      ----

   Item 1.       Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets
                 September 30, 2000 and December 31, 1999......................3

                 Unaudited Consolidated Statements of Income
                 Nine Months Ended September 30, 2000 and 1999.................4

                 Unaudited Consolidated Statements of Income
                 Three Months Ended September 30, 2000 and 1999................5

                 Unaudited Consolidated Statements of Comprehensive Income
                 Nine Months Ended September 30, 2000 and 1999.................6

                 Unaudited Consolidated Statements of Comprehensive Income
                 Three Months Ended September 30, 2000 and 1999................7

                 Unaudited Consolidated Statements of Stockholders' Equity
                 Nine Months Ended September 30, 2000..........................8

                 Unaudited Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2000 and 1999.................9

                 Notes to Unaudited Consolidated Financial Statements.........11

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................23

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk...49


PART II.         OTHER INFORMATION
                 -----------------

     Item 1.     Legal Proceedings............................................50

     Item 2.     Changes in Securities........................................50

     Item 3.     Defaults Upon Senior Securities..............................50

     Item 4.     Submission of Matters to a Vote of Security Holders..........50

     Item 5.     Other Information............................................50

     Item 6.     Exhibits and Reports on Form 8-K.............................51

     Signatures...............................................................52

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                               September 30,     December 31,
                                      Assets                                       2000              1999
                                      ------                                   -------------     ------------
Cash and due from banks                                                         $   583,097       $   508,959
Interest-bearing deposits in other banks                                                108                 5
Short-term investment securities                                                     73,841            84,061
                                                                                -----------       -----------
     Cash and cash equivalents                                                      657,046           593,025

Securities available for sale, at fair value                                        631,957         1,075,766
Securities held to maturity                                                         594,230           185,357
Mortgage-backed securities available for sale, at fair value                     10,771,448        13,764,565
Mortgage-backed securities held to maturity                                       2,997,522         2,149,696
Loans held for sale, net                                                            874,663           729,062
Loans receivable, net                                                            39,047,992        33,953,461
Investment in Federal Home Loan Bank ("FHLB") System                              1,338,801         1,167,144
Premises and equipment, net                                                         315,572           324,582
Foreclosed real estate, net                                                          23,089            45,091
Accrued interest receivable                                                         352,089           321,596
Intangible assets (net of accumulated amortization of $230,745
     at September 30, 2000 and $183,433 at December 31, 1999)                       727,198           819,561
Mortgage servicing rights                                                         1,515,806         1,272,393
Other assets                                                                        712,998           617,761
                                                                                -----------       -----------
         Total assets                                                           $60,560,411       $57,019,060
                                                                                ===========       ===========

         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------

Deposits                                                                        $23,200,165       $23,035,757
Securities sold under agreements to repurchase                                    5,338,055         5,481,747
Borrowings                                                                       28,365,117        25,668,626
Other liabilities                                                                 1,227,358           771,147
                                                                                -----------       -----------
         Total liabilities                                                       58,130,695        54,957,277
                                                                                -----------       -----------

Commitments and contingencies                                                            --                --

Minority interest                                                                   500,000           500,000

Stockholders' equity:
     Common stock ($1.00 par value, 250,000,000 shares
         authorized, 150,615,546 and 134,720,685 shares issued at
         September 30, 2000 and December 31, 1999, respectively)                    150,616           134,721
     Issuable shares                                                                132,107           204,681
     Additional paid-in capital                                                   1,541,936         1,378,735
     Accumulated other comprehensive loss                                          (202,250)         (275,209)
     Retained earnings (substantially restricted)                                   623,044           371,096
     Treasury stock (16,383,058 shares and 12,478,097 shares at
         September 30, 2000 and December 31, 1999, respectively)                  (315,737)         (252,241)
                                                                                -----------       -----------
         Total stockholders' equity                                              1,929,716         1,561,783
                                                                                -----------       -----------
         Total liabilities, minority interest and stockholders' equity          $60,560,411       $57,019,060
                                                                                ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                              Nine Months Ended September 30,
                                                                                             --------------------------------
                                                                                                   2000             1999
                                                                                                ----------       ----------
Interest income:
     Loans receivable                                                                           $2,085,599       $1,721,858
     Mortgage-backed securities available for sale                                                 625,205          645,539
     Mortgage-backed securities held to maturity                                                   149,265          137,810
     Loans held for sale                                                                            46,405           95,958
     Securities available for sale                                                                  44,426           57,513
     Securities held to maturity                                                                    19,628            9,053
     Interest-bearing deposits in other banks                                                        4,582            3,851
     Dividends on FHLB stock                                                                        70,305           43,143
                                                                                                ----------       ----------
         Total interest income                                                                   3,045,415        2,714,725
                                                                                                ----------       ----------

Interest expense:
     Deposits                                                                                      679,138          667,387
     Securities sold under agreements to repurchase                                                267,622          188,085
     Borrowings                                                                                  1,235,589          967,102
                                                                                                ----------       ----------
         Total interest expense                                                                  2,182,349        1,822,574
         Net interest income                                                                       863,066          892,151
                                                                                                ----------       ----------
     Provision for loan losses                                                                          --           10,000
         Net interest income after provision for loan losses                                       863,066          882,151
                                                                                                ----------       ----------

Noninterest income:
     Loan servicing fees, net                                                                      138,744          108,358
     Customer banking fees and service charges                                                     147,284          138,820
     Gain on sale, settlement and transfer of loans, net                                            37,608           25,385
     (Loss) gain on sale of assets, net                                                            (15,348)          18,296
     Other income                                                                                   22,927           24,135
                                                                                                ----------       ----------
         Total noninterest income                                                                  331,215          314,994
                                                                                                ----------       ----------

Noninterest expense:
     Compensation and employee benefits                                                            324,750          300,489
     Occupancy and equipment                                                                       119,661          110,224
     Professional fees                                                                              28,739           39,894
     Loan expense                                                                                   21,145           29,249
     Foreclosed real estate operations, net                                                         (4,047)          (5,068)
     Amortization of intangible assets                                                              47,312           52,794
     Merger and integration costs                                                                       --            7,747
     Other expense                                                                                 153,045          168,933
                                                                                                ----------       ----------
         Total noninterest expense                                                                 690,605          704,262
                                                                                                ----------       ----------

Income before income taxes, minority interest and extraordinary items                              503,676          492,883
Income tax expense                                                                                  62,221          105,759
Minority interest: provision in lieu of income tax expense                                         161,688          122,684
Minority interest: other                                                                            21,580           28,338
                                                                                                ----------       ----------
     Income before extraordinary items                                                             258,187          236,102
Extraordinary items - gain on early extinguishment of debt, net of applicable
         taxes of $2,083 in 2000                                                                     3,014               --
                                                                                                ----------       ----------
     Net income                                                                                 $  261,201       $  236,102
                                                                                                ==========       ==========

Earnings per share:
   Basic
     Income before extraordinary items                                                               $1.87            $1.78
     Extraordinary items                                                                              0.02               --
                                                                                                     -----            -----
     Net income                                                                                      $1.89            $1.78
                                                                                                     =====            =====
   Diluted
     Income before extraordinary items                                                               $1.81            $1.67
     Extraordinary items                                                                              0.02               --
                                                                                                     -----            -----
     Net income                                                                                      $1.83            $1.67
                                                                                                     =====            =====

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                            Three Months Ended September 30,
                                                                                           ----------------------------------
                                                                                                 2000               1999
                                                                                              -----------        ----------
Interest income:
     Loans receivable                                                                         $  742,092           $587,080
     Mortgage-backed securities available for sale                                               189,661            221,923
     Mortgage-backed securities held to maturity                                                  58,428             41,910
     Loans held for sale                                                                          17,719             28,266
     Securities available for sale                                                                11,450             19,399
     Securities held to maturity                                                                  10,147              2,750
     Interest-bearing deposits in other banks                                                      1,198              1,551
     Dividends on FHLB stock                                                                      25,195             14,959
                                                                                              ----------           --------
         Total interest income                                                                 1,055,890            917,838
                                                                                              ----------           --------

Interest expense:
     Deposits                                                                                    235,992            223,329
     Securities sold under agreements to repurchase                                               94,888             80,475
     Borrowings                                                                                  439,364            326,942
                                                                                              ----------           --------
         Total interest expense                                                                  770,244            630,746
                                                                                              ----------           --------
         Net interest income                                                                     285,646            287,092
     Provision for loan losses                                                                        --                 --
                                                                                              ----------           --------
         Net interest income after provision for loan losses                                     285,646            287,092
                                                                                              ----------           --------

Noninterest income:
     Loan servicing fees, net                                                                     48,152             38,068
     Customer banking fees and service charges                                                    48,560             47,453
     Gain on sale, settlement and transfer of loans, net                                          10,546              4,932
     Gain on sale of assets, net                                                                     688              3,187
     Other income                                                                                  6,651              8,834
                                                                                              ----------           --------
         Total noninterest income                                                                114,597            102,474
                                                                                              ----------           --------

Noninterest expense:
     Compensation and employee benefits                                                          108,367             97,831
     Occupancy and equipment                                                                      42,746             38,528
     Professional fees                                                                            10,536             12,625
     Loan expense                                                                                  7,142              7,109
     Foreclosed real estate operations, net                                                         (669)            (3,000)
     Amortization of intangible assets                                                            15,405             17,626
     Other expense                                                                                47,430             51,463
                                                                                              ----------           --------
         Total noninterest expense                                                               230,957            222,182
                                                                                              ----------           --------

Income before income taxes and minority interest                                                 169,286            167,384
Income tax expense (benefit)                                                                      73,976            (45,353)
Minority interest: provision in lieu of income tax expense                                            --            122,684
Minority interest: other                                                                           6,797              8,431
                                                                                              ----------           --------
     Net income                                                                               $   88,513           $ 81,622
                                                                                              ==========           ========

Earnings per share:
   Basic                                                                                           $0.63              $0.63
   Diluted                                                                                          0.62               0.58

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                              Nine Months Ended September 30,
                                                                             --------------------------------
                                                                                   2000              1999
                                                                                 --------          ---------
       Net income                                                                $261,201          $ 236,102

       Other comprehensive income (loss), net of tax:
           Unrealized holding gain (loss) on securities available for sale:
              Unrealized holding gain (loss) arising during the period             59,292           (204,906)
              Less: reclassification adjustment for loss (gain) included
                   in net income                                                   10,859               (743)
                                                                                 --------          ---------
                                                                                   70,151           (205,649)

           Amortization of market adjustment for securities
              transferred from available for sale to held to maturity               2,808                 --
                                                                                 --------          ---------

       Other comprehensive income (loss)                                           72,959           (205,649)
                                                                                 --------          ---------

        Comprehensive income                                                     $334,160          $  30,453
                                                                                 ========          =========

       See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)


                                                                            Three Months Ended September 30,
                                                                           ---------------------------------
                                                                                 2000                1999
                                                                               --------            ---------

       Net income                                                              $ 88,513            $ 81,622

       Other comprehensive income (loss), net of tax:
            Unrealized holding gain (loss) on securities available for sale:
               Unrealized holding gain (loss) arising during the period          79,028             (43,571)
               Less: reclassification adjustment for loss (gain) included
                  in net income                                                    (231)               (549)
                                                                               --------            --------
                                                                                 78,797             (44,120)
            Amortization of market adjustment for securities
               transferred from available for sale to held to maturity            2,138                  --
                                                                               --------            --------

       Other comprehensive income (loss)                                         80,935             (44,120)
                                                                               --------            --------

       Comprehensive income                                                    $169,448            $ 37,502
                                                                               ========            ========

       See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                             (dollars in thousands)



                                                                                                Accumulated       Retained
                                                 Common Stock                     Additional        Other         Earnings
                                            -----------------------    Issuable     Paid-in    Comprehensive   (Substantially
                                              Shares        Amount      Shares      Capital         Loss         Restricted)
                                            -----------    --------    --------   ----------   -------------   --------------
Balance at December 31, 1999                134,720,685    $134,721   $ 204,681   $1,378,735     $(275,209)       $371,096

Net income                                           --          --          --           --            --         261,201
Change in net unrealized holding loss
    on securities available for sale                 --          --          --           --        70,151              --
Amortization of unrealized holding
    loss on securities held to maturity              --          --          --           --         2,808              --
Adjustment to contribution receivable
    from GSB Investments and
    Hunter's Glen in respect of their
    proportionate ownership of the
    California Federal Goodwill
    Litigation Asset                                 --          --          --           --            --           3,767
Issuable shares adjustment for
    tax refund and related interest                  --          --      39,455      (38,066)           --              --
Issuable shares (pro-rata 2000 usage
    of pre-merger NOLs)                              --          --     126,283           --            --              --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                    --          --          --      (29,586)           --              --
Distribution of issuable shares               4,882,904       4,883    (100,000)      95,117            --              --
Cancellation of restricted shares                (2,025)         (2)         --            2            --              --
Impact of restricted common stock               220,327         220          --        2,522            --              --
Exercise of stock options and warrants       10,793,655      10,794          --      118,905            --              --
Purchase of treasury stock                           --          --          --           --            --              --
Sale of common stock in treasury                     --          --          --          (94)           --              --
Dividends on common stock                            --          --          --           --            --         (13,020)
Cash settlement resulting in the
    extinguishment of issuable shares                --          --    (138,312)      14,401            --              --
                                            -----------    --------   ---------   ----------     ---------        --------
Balance at September 30, 2000               150,615,546    $150,616   $ 132,107   $1,541,936     $(202,250)       $623,044
                                            ===========    ========   =========   ==========     =========        ========

                                                                     (Continued)


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                             (dollars in thousands)



                                                 Common Stock
                                                  in Treasury              Total
                                            -------------------------   Stockholders'
                                               Shares         Amount       Equity
                                            -----------     ---------   -------------
Balance at December 31, 1999                (12,478,097)    $(252,241)    $1,561,783

Net income                                           --            --        261,201
Change in net unrealized holding loss
    on securities available for sale                 --            --         70,151
Amortization of unrealized holding
    loss on securities held to maturity              --            --          2,808
Adjustment to contribution receivable
    from GSB Investments and
    Hunter's Glen in respect of their
    proportionate ownership of the
    California Federal Goodwill
    Litigation Asset                                 --            --          3,767
Issuable shares adjustment for
    tax refund and related interest                  --            --          1,389
Issuable shares (pro-rata 2000 usage
    of pre-merger NOLs)                              --            --        126,283
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                    --            --        (29,586)
Distribution of issuable shares                      --            --             --
Cancellation of restricted shares                    --            --             --
Impact of restricted common stock                    --            --          2,742
Exercise of stock options and warrants               --            --        129,699
Purchase of treasury stock                   (3,916,411)      (63,724)       (63,724)
Sale of common stock in treasury                 11,450           228            134
Dividends on common stock                            --            --        (13,020)
Cash settlement resulting in the
    extinguishment of issuable shares                --            --       (123,911)
                                            -----------     ---------     ----------
Balance at September 30, 2000               (16,383,058)    $(315,737)    $1,929,716
                                            ===========     =========     ==========


See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    2000                1999
                                                                                -----------          -----------
  Cash flows from operating activities:
  Net income                                                                    $   261,201          $   236,102
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                               47,312               52,794
     (Accretion) amortization of purchase accounting premiums and
          discounts, net                                                                (27)               8,902
     Accretion of discount on borrowings                                                813                  756
     Amortization of mortgage servicing rights                                      149,037              157,782
     Provision for loan losses                                                           --               10,000
     Loss (gain) on sale of assets, net                                              15,348              (18,296)
     Gain on sale of branches, net                                                       --               (2,343)
     Gain on sale of foreclosed real estate, net                                     (7,591)             (10,494)
     Loss on sale, settlement and transfer of loans, net                             52,213              147,013
     Capitalization of originated mortgage servicing rights                         (89,821)            (172,398)
     Extraordinary items - gain on early extinguishment of debt, net                 (3,014)                  --
     Depreciation and amortization of premises and equipment                         41,351               29,925
     Amortization of deferred debt issuance costs                                     5,511                5,456
     FHLB stock dividends                                                           (70,305)             (43,143)
     Purchases and originations of loans held for sale                           (3,789,358)          (7,217,334)
     Net proceeds from the sale of loans held for sale                            3,522,307            8,509,343
     (Increase) decrease in other assets                                            (31,236)             206,050
     (Increase) decrease in accrued interest receivable                             (29,255)               2,040
     Increase (decrease) in other liabilities                                       271,540              (49,713)
     Amortization of deferred compensation expense-restricted common stock            1,500                  238
     Minority interest: provision in lieu of income taxes                           161,688                   --
     Minority interest: other                                                        21,580               28,338
                                                                                -----------          -----------
          Net cash provided by operating activities                             $   530,794          $ 1,881,018
                                                                                -----------          -----------

                                                                     (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)


                                                                                 Nine Months Ended September 30,
                                                                               ----------------------------------
                                                                                   2000                 1999
                                                                               ------------          ------------
  Cash flows from investing activities:
       Downey Acquisition                                                      $   (379,314)         $         --
       Nevada Purchase                                                                   --               458,943
       Purchases of securities available for sale                                   (33,388)             (791,952)
       Proceeds from maturities of securities available for sale                     35,469               390,328
       Purchases of securities held to maturity                                      (2,849)              (27,527)
       Principal payments and proceeds from maturities of securities held to
           maturity                                                                  41,747                64,855
       Purchases of mortgage-backed securities available for sale                   (58,340)           (4,140,171)
       Principal payments on mortgage-backed securities available for sale        1,438,573             3,088,120
       Proceeds from sales of mortgage-backed securities available for sale         666,924               193,732
       Principal payments on mortgage-backed securities held to maturity            315,554               504,968
       Proceeds from sales of loans                                                  62,360                16,820
       Net increase in loans receivable                                          (3,671,238)           (1,168,370)
       Purchases of loans receivable                                             (1,213,023)           (1,218,415)
       Purchases of FHLB stock, net                                                (107,570)              (98,517)
       Purchases of premises and equipment                                          (35,141)              (79,832)
       Proceeds from disposal of premises and equipment                               2,990                47,002
       Proceeds from sales of foreclosed real estate                                 63,947               114,938
       Purchases of mortgage servicing rights                                      (303,061)             (289,922)
       Proceeds from sales of mortgage servicing rights                                 765                30,616
                                                                               ------------          ------------
           Net cash used in investing activities                                 (3,175,595)           (2,904,384)
                                                                               ------------          ------------

  Cash flows from financing activities:
       Branch sales                                                                      --               (69,340)
       Net increase (decrease) in deposits                                          165,605            (1,412,908)
       Proceeds from additional borrowings                                       29,518,911            22,388,086
       Principal payments on borrowings                                         (26,779,900)          (21,751,828)
       Net (decrease) increase in securities sold under
           agreements to repurchase                                                (143,692)            1,725,530
       Bank Preferred Stock Tender Offers                                                --               (97,621)
       Debt Tender Offers                                                                --                  (253)
       Dividends paid to minority stockholders, net of taxes                        (20,191)              (24,153)
       Exercise of stock options and warrants                                       129,699                 7,880
       Purchases of treasury stock                                                  (63,724)             (168,290)
       Sales of treasury stock                                                          134                   951
       Dividends on common stock                                                    (13,020)                   --
       Extinguishment of issuable shares                                            (85,000)                   --
                                                                               ------------          ------------
           Net cash provided by financing activities                              2,708,822               598,054
                                                                               ------------          ------------

  Net change in cash and cash equivalents                                            64,021              (425,312)
  Cash and cash equivalents at beginning of period                                  593,025               967,950
                                                                               ------------          ------------
  Cash and cash equivalents at end of period                                   $    657,046          $    542,638
                                                                               ============          ============

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine-month periods in the prior year have been reclassified to conform to the current period's presentation.

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

     Merger and integration costs associated with the Golden State Acquisition totalled $7.7 million for the nine months ended September 30, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during the nine months ended September 30, 2000.

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

(3)  Reclassification of Securities
     ------------------------------

     On April 30, 2000, the Company reclassified $1.1 billion and $497.9 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios. These assets primarily comprise securities which are required as part of the Bank's regulatory liquidity portfolio. The Company has both the positive intent and the ability to hold these securities to maturity. The net unrealized loss related to these securities of $64.0 million, which is included as a component of equity (accumulated other comprehensive loss), is amortized to interest income over the remaining life of the securities using the interest method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

(4)  Cash, Cash Equivalents, and Statements of Cash Flows
     ----------------------------------------------------

     Cash paid for interest on deposits and other interest-bearing liabilities during the nine months ended September 30, 2000 and 1999 was $2.2 billion and $1.7 billion, respectively. Net cash (received) paid for income taxes during the nine months ended September 30, 2000 and 1999 was $(5.0) million and $14.6 million, respectively.

     During the nine months ended September 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $497.9 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios, transfers of $113.2 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $54.7 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $41.1 million from loans receivable to foreclosed real estate and $5.4 million of loans made to facilitate sales of real estate owned.

     Noncash activity during the nine months ended September 30, 2000 also included the following: (a) a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings; (b) increases of $2.5 million and $220 thousand in additional paid-in capital and common stock, respectively, for restricted common stock outstanding under an employee incentive plan; (c) an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation asset of $3.8 million; (d) the distribution of $100 million in issuable shares; (e) adjustments of $126.3 million and $29.6 million to issuable shares and additional paid-in capital, respectively, related to pre-merger tax benefits retained by the previous owners of FN Holdings; (f) an adjustment of $1.4 million to issuable shares, after taxes, for interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition and (g) a reduction of $53.3 million in issuable shares, offset by increases of $38.9 million to other liabilities and $14.4 million to additional paid-in capital related to the extinguishment of issuable shares.

     During the nine months ended September 30, 1999, noncash activity consisted of transfers of $227.1 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $108.1 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $81.0 million from loans receivable to foreclosed real estate and $8.4 million of loans made to facilitate sales of real estate owned.

     Noncash activity during the nine months ended September 30, 1999 also included (a) a reduction of $18.9 million in previously accrued severance and contract termination costs, (b) an $18.1 million "true-up" adjustment of the deferred tax asset and $12.4 million in purchase price adjustments related to the Golden State Acquisition, (c) an increase of $181 thousand and $57 thousand in additional paid-in capital and common stock, respectively, reflecting the impact of 56,908 shares of restricted common stock issued during the period, (d) an increase of $2.0 million in treasury stock reflecting the after-tax effect of a reclassification by the Bank from other assets of the value associated with Litigation Tracking Warrants ("LTWTMs") that have been withdrawn by holders and
(e) an increase of $15.5 million in retained earnings related to an adjustment of the initial dividend of tax benefits due to First Gibraltar and Hunter's Glen upon the Company's deconsolidation from its tax reporting group as a result of the Golden State Acquisition.

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

                                     Nine Months Ended September 30,            Three Months Ended September 30,
                                  --------------------------------------     -------------------------------------
                                   Community       Mortgage                   Community      Mortgage
                                    Banking        Banking        Total        Banking       Banking        Total
                                    -------        -------        -----        -------       -------        -----
Net interest income: (1)
2000                              $1,018,899      $(74,251)     $944,648       $343,559     $(26,339)     $317,220
1999                               1,017,369       (40,562)      976,807        331,236      (16,710)      314,526

Noninterest income: (2)
2000                              $  179,336      $188,763      $368,099       $ 62,639     $ 64,345      $126,984
1999                                 187,088       164,678       351,766         67,405       46,701       114,106

Noninterest expense: (3)
2000                              $  573,402      $120,683      $694,085       $192,221     $ 39,896      $232,117
1999                                 575,401       132,341       707,742        182,449       40,893       223,342

_____________
(1) Includes $81.6 million and $84.7 million for the nine months ended September 30, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $192.8 million and $184.9 million for the nine months ended September 30, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

    Includes $31.6 million and $27.4 million for the three months ended September 30, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $70.5 million and $60.8 million for the three months ended September 30, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

(2) Includes $36.9 million and $36.8 million for the nine months ended September 30, 2000 and 1999, respectively, in intercompany servicing fees. Includes $12.4 million and $11.6 million for the three months ended September 30, 2000 and 1999, respectively, in intercompany servicing fees.

(3) Includes $3.5 million for each of the nine-month periods ended September 30, 2000 and 1999, in intercompany noninterest expense. Includes $1.2 million for each of the three-month periods ended September 30, 2000 and 1999, in intercompany noninterest expense.

     The following reconciles the above table to the amounts shown on the consolidated financial statements for the nine and three months ended September 30, 2000 and 1999 (in thousands):

                                                             Nine Months Ended                Three Months Ended
                                                                September 30,                    September 30,
                                                          --------------------------        -------------------------
                                                           2000              1999             2000            1999
                                                          --------         ---------        --------        ---------
Net interest income:
Total net interest income for reportable segments         $944,648         $976,807         $317,220        $314,526
Elimination of intersegment net interest income            (81,582)         (84,656)         (31,574)        (27,434)
                                                          --------         --------         --------        --------
Total                                                     $863,066         $892,151         $285,646        $287,092
                                                          ========         ========         ========        ========

Noninterest income:
Total noninterest income for reportable segments          $368,099         $351,766         $126,984        $114,106
Elimination of intersegment servicing fees                 (36,884)         (36,772)         (12,387)        (11,632)
                                                          --------         --------         --------        --------
Total                                                     $331,215         $314,994         $114,597        $102,474
                                                          ========         ========         ========        ========

Noninterest expense:
Total noninterest expense for reportable segments         $694,085         $707,742         $232,117        $223,342
Elimination of intersegment expense                         (3,480)          (3,480)          (1,160)         (1,160)
                                                          --------         --------         --------        --------
Total                                                     $690,605         $704,262         $230,957        $222,182
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

                                                 Branch            Severance and          Contract
                                             Consolidations     Termination Benefits     Termination         Total
                                             --------------     --------------------     -----------         -----
Balance at December 31, 1999                    $24,051                 $12,770              $25            $36,846
    Additional liabilities recorded               2,504                     --                --              2,504
    Charges to liability account                 (9,419)                  (204)               --             (9,623)
                                                -------                -------               ---            -------
Balance at September 30, 2000                   $17,136                $12,566               $25            $29,727
                                                =======                =======               ===            =======

(8)  Income Taxes
     ------------

     During the nine months ended September 30, 2000, Golden State recorded a net income tax expense of $62.2 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the nine-month period ended September 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the owners of the former FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders and no impact on the expected level of issuable shares.

     Based upon the actual filing of the Mafco Group and Golden State 1998 consolidated federal income tax returns, tax benefits of $122.7 million were recognized during the third quarter of 1999. The tax benefit is fully offset by an increase in minority interest expense, since under the Golden State Merger agreement, the tax benefits from any NOLs and other tax attributes of Parent Holdings and its subsidiaries are retained by First Gibraltar and Hunter's Glen.

     In addition, the Company recorded an adjustment of $15.5 million to reduce the initial dividend of tax benefits to First Gibraltar and Hunter's Glen due to its deconsolidation from the Mafco Group, which was recorded as an increase to retained earnings during the third quarter of 1999.

(9)  Minority Interest

     On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 105/8% Preferred Stock not already owned by it for $105.313 per share for a total redemption price of $63.9 million. This transaction reduced minority interest on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense.

     On September 1, 1999, GS Holdings redeemed all of the remaining 318,341 shares of the Bank's 11 1/2% Preferred Stock not already owned by it for $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense.

     During the third quarter of 1999, minority interest expense of $122.7 million was recorded based upon changes to estimated pre-merger tax benefits retained by Parent Holdings. This amount was fully offset by an income tax benefit in the same period. See note 8.

(10) Stockholders' Equity
     --------------------

     COMMON STOCK

     At September 30, 2000 and December 31, 1999, there were 134,232,488 and 122,242,588 shares, respectively, of Golden State Common Stock issued and outstanding (net of treasury stock). Common stock outstanding included 246,756 and 56,908 restricted shares at September 30, 2000 and December 31, 1999, respectively.

     Pursuant to the Golden State Merger agreement, 4,882,904 shares of Golden State common stock, valued at $100 million, were issued to GSB Investments and Hunter's Glen on May 22, 2000. See "--Issuable Shares."

     During the nine months ended September 30, 2000, stock options and warrants totalling 10,793,655 were exercised. See note 11 and "--Warrants."

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

     Based upon the Company's 1999 taxable income as filed in its federal income tax return, shares valued at $101.3 million (4,928,901 shares) were contractually issuable during the year ended December 31, 1999 to GSB Investments and Hunter's Glen. The number of shares was based on the use of pre-merger net operating losses and other net deferred tax assets, based upon actual taxable earnings and the average share price during the year. On May 22, 2000, the remaining 147,677 common shares from 1998, valued at $2.7 million, and a portion of the 1999 contractually issuable shares of Golden State common stock (4,735,227 shares), valued at $97.3 million, were issued

(in total, 3,906,323 shares to a subsidiary of Mafco Holdings and 976,581 shares to Hunter's Glen) as a result of net tax benefits realized by California Federal. The remaining shares allocable to GSB Investments, consisting of 154,939 shares valued at $3.2 million, were extinguished (as discussed below) and 38,735 shares due to Hunter's Glen, valued at $0.8 million, are expected to be issued at a future date.

     During the fourth quarter of 1999 and the second quarter of 2000, the Company recorded $4.5 million and $1.4 million, respectively, in issuable shares related to interest receivable on a federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition. During the nine months ended September 30, 2000, the Company also recorded $126.3 million of issuable shares related to the Company's pro-rata usage in 2000 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger agreement, these amounts are payable to GSB Investments and Hunter's Glen as issuable shares.

     On August 22, 2000, the Company paid GSB Investments $85.0 million resulting in the extinguishment of GSB Investments' right to receive $100.0 million of issuable shares calculated in accordance with the Golden State Merger agreement. These issuable shares related to tax benefits retained by GSB Investments for pre-merger net operating losses to be utilized in respect of 2000 by the Company. In addition, the Company agreed to pay $36.0 million to GSB Investments in January 2001 in exchange for the extinguishment of GSB Investments' right to receive $38.3 million of issuable shares calculated in accordance with the Golden State Merger agreement. These issuable shares relate to 1999 carryover benefits and the federal tax refund and interest received by the Company in April, 2000. A discount of $1.1 million was recorded on this liability and is being recognized in interest income ratably through January 16, 2001, using the interest method. Expenses totalling $4.0 million were
capitalized   during  the  third  quarter  of  2000  in  connection   with  this
transaction.

     Issuable shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 13.

     ADDITIONAL PAID-IN CAPITAL

     During the nine months ended September 30, 2000, the Company recorded reductions to additional paid-in capital of $38.1 million representing issuable shares for interest on a tax refund and $29.6 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. The tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. See note 8. In addition, additional paid-in capital increased by $18.4 million during the third quarter of 2000, representing issuable shares extinguished in excess of consideration paid, partially offset by $4.0 million in capitalized transaction expenses.

     RETAINED EARNINGS

     At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets (as defined herein) that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset (as defined herein) contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill
Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 1999, the equalization adjustment was written down to its fair value of $17.1 million. Since the market value of the LTWTMs, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.21875 per share at September 30, 2000 from $0.875 per share at December 31, 1999, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $20.9 million, resulting in an increase in retained earnings and the contribution receivable of $3.8 million during the nine months ended September 30, 2000.

     TREASURY STOCK

     At September 30, 2000, the Company had 16,383,058 shares of its common stock in treasury at an aggregate cost of $19.27 per share.

     During the nine months ended September 30, 2000, the Company repurchased 3,916,411 shares of common stock, at an aggregate purchase price of $63.7 million, or an average of $16.27 per share. Also during the nine months ended September 30, 2000, 11,450 shares were issued out of treasury in connection with options exercised by holders related to an acquisition by the former Golden State prior to the Golden State Acquisition.

     During the nine months ended September 30, 1999, 73,235 shares were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition.

     DIVIDENDS

     On September 1, 2000, Golden State paid a dividend of $0.10 per common share totalling $13.0 million, to stockholders of record as of July 31, 2000. There were no dividends on common stock during the nine months ended September 30, 1999.

     WARRANTS

     During the nine months ended September 30, 2000, 10,753,859 Standby Warrants were exercised at the purchase price of $12.00 per share and 14,294 expired. In conjunction with the exercise of the Standby Warrants, the holders thereof were issued one share of GSB common stock and one LTW for each Standby Warrant. As the Standby Warrants expired on August 21, 2000, there were no outstanding Standby Warrants at September 30, 2000.

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

     In the first quarter of 2000, the Company granted to its employees non-qualified stock options equivalent to 1,333,850 shares of common stock at a weighted average price of $13.99 per share under the Golden State Bancorp Inc. Omnibus Stock Plan (the "Stock Plan"). In the second quarter of 2000, the Company granted an additional 12,000 non-qualified stock options at a weighted average price of $16.25 per share. In the third quarter of 2000, the Company granted an additional 5,000 non-qualified options at a weighted average price of $21.31 per share. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the nine months ended September 30, 2000, in accordance with the intrinsic value accounting methodology prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

     During the three months ended September 30, 2000, 36,893 options were exercised and 18,584 options were cancelled or expired under all plans. During the nine months ended September 30, 2000, 51,200 options were exercised and 82,950 options were cancelled or expired under all plans. At September 30, 2000, options to acquire an equivalent of 3,777,782 shares and 1,129,382 LTWTMs remained outstanding under all plans.

     During the three and nine months ended September 30, 1999, a total of 149,226 and 506,243 options, respectively, were exercised and 57,500 and 230,000 options, respectively, were cancelled or expired under all plans.

     On January 24, 2000 and July 19, 1999, the Company awarded to certain of its employees 220,327 and 56,908 shares, respectively, of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the dates of the awards were $14.00 and $22.38 per share, respectively. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. At September 30, 2000, a total of 246,756 restricted shares was outstanding. The compensation expense related to these awards is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 2000, $0.4 million and $1.5 million, respectively, in compensation expense was recognized related to such awards. During the three and nine months ended September 30, 1999, $0.2 million in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 13.

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

(13) Earnings per Share Information
     ------------------------------

     Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                      Nine Months Ended September 30,            Three Months Ended September 30,
                                  ----------------------------------------   ------------------------------------------
                                         2000                 1999                    2000                  1999
                                  ------------------   -------------------      -----------------   -------------------
                                   Basic     Diluted     Basic     Diluted      Basic     Diluted     Basic     Diluted
                                    EPS        EPS        EPS        EPS         EPS        EPS        EPS        EPS
                                    ---        ---        ---        ---         ---        ---        ---        ---
Income before extraordinary       $258,187  $258,187   $236,102   $236,102   $  88,513  $  88,513   $ 81,622   $ 81,622
items
Extraordinary items                  3,014     3,014         --         --         --         --          --         --
    Net income                    $261,201  $261,201   $236,102   $236,102   $  88,513  $  88,513   $ 81,622   $ 81,622

Weighted average common
    shares outstanding (a)         124,869   124,869    132,137    132,137     129,709    129,709    129,806    129,806
Issuable shares (b)                 13,147    13,147        558        558      10,947     10,947        148        148
Total weighted average basic
    common shares outstanding      138,016   138,016    132,695    132,695     140,656    140,656    129,954    129,954

Effect of dilutive securities:
    Options and warrants (c)            --     2,755         --      5,581          --      2,251         --      5,134
    Issuable shares (d)                 --     1,489         --      2,749          --         --         --      5,545
    Restricted stock (a)                --        97         --          2          --        120         --          6

Total weighted average diluted
    common shares outstanding (b)  138,016   142,357    132,695    141,027     140,656    143,027    129,954    140,639

Income before extraordinary       $   1.87  $   1.81   $   1.78   $   1.67   $    0.63  $    0.62   $   0.63   $   0.58
items
Extraordinary items                   0.02      0.02         --         --          --         --         --         --
Earnings per common share         $   1.89  $   1.83   $   1.78   $   1.67   $    0.63  $    0.62   $   0.63   $   0.58

                                                                     (Continued)

_____________
(a) 2000 and 1999 basic weighted average common shares outstanding exclude the effect of 220,327 shares and the unvested portion of 56,908 shares, respectively, of restricted stock that were awarded to employees of the Company on January 24, 2000 and July 19, 1999, respectively. The effect of all of these shares was included in diluted average shares outstanding. See note 11.

(b) 2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of: (i) 4,735,227 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen, (ii) 1,218,544 shares issuable to Hunter's Glen, and (iii) 2,754,968 shares related to the extinguishment of issuable shares in August 2000; all based on the use of pre-merger tax benefits during 1999. See note 11; "-Issuable Shares" for a discussion on extinguishment of issuable shares.

      2000 and 1999 total basic and diluted weighted average common shares outstanding include the effect of 5,540,319 shares issued on January 21, 1999 and 147,677 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 517,180 shares estimated to be issuable to Hunter's Glen and 1,169,276 shares related to the extinguishment of issuable shares in August 2000; all related to a Federal tax refund and related interest received in 1999 and 2000 associated with Old California Federal for periods prior to the Golden State Acquisition.

(c) Golden State's weighted average diluted common shares outstanding are not affected by the LTWTMs until they become exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTWTMs become exercisable.

(d) 2000 and 1999 total diluted weighted average shares outstanding include the effect of 5,287,029 shares and 5,544,808 shares, respectively, estimated to be issuable to GSB Investments and Hunter's Glen based on the anticipated use of pre-merger tax benefits. See note 10.

(14)   Newly Issued Accounting Pronouncements
       --------------------------------------

       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     During their meeting of October 26 and 27, 2000, the FASB staff issued guidance to the Derivatives Implementation Group ("DIG") of the FASB resolving Issue 11-4, DEFINITION OF A DERIVATIVE: WHEN A LOAN COMMITMENT MEETS THE NET SETTLEMENT CRITERIA. This guidance was issued for DIG review and clarifying comments. This guidance will be posted to the FASB web site in November of 2000 and given a 35-day comment period. The FASB staff guidance indicated that interest rate lock commitments, given to potential borrowers, met the net settlement criteria described in paragraph 9 of SFAS No. 133 and would therefore be considered a derivative instrument. At the end of the 35-day comment period, the FASB staff guidance will become Level D GAAP. In their meeting of October 26 and 27, 2000, the DIG also reviewed Issue 12-4, FAIR VALUE HEDGES: HEDGING MORTGAGE SERVICING RIGHT ASSETS USING PRESET HEDGE COVERAGE RATIOS. There was no resolution to this issue at the meeting. The Company is currently assessing the impact of both areas of potential guidance.

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

     SFAS No. 133, as amended, will significantly change the accounting treatment of derivative instruments used by the Company. Depending on the underlying risk management strategy, these accounting changes could affect reported net income, assets, liabilities and stockholders' equity. As a result, the Company may choose to reconsider its risk management strategies, since SFAS No. 133 will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing SFAS No. 133. An accurate assessment of the Company's hedge effectiveness and hence, the net impact of adopting SFAS No. 133, will not be possible until the FASB, which is currently both interpreting and amending SFAS No. 133 with regard to the measurement of hedge effectiveness, concludes its deliberations, and until after the Company has fully implemented hedging strategies in accordance with the FASB's amendments and interpretations.

     ACCOUNTING FOR TRANSFERS AND SERVICING FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125, which was issued in June of 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In general, SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

     The implementation of SFAS No. 140 is not expected to materially impact the Company's financial results.

(15) Subsequent Event
     ----------------

     On October 23, 2000, Golden State declared a dividend of $0.10 per share on its common stock, payable on December 1, 2000 to shareholders of record as of November 3, 2000.

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

     NET INCOME

     Golden State reported net income for the nine months ended September 30, 2000 of $261.2 million, or $1.83 per diluted share, compared with net income of $236.1 million, or $1.67 per diluted share, for the corresponding period in 1999. Net income for the nine months ended September 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $3.0 million. Net income for the nine months ended September 30, 1999 includes the following nonrecurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale, $5.0 million in minority interest expense related to the redemption of the Bank Preferred Stock and a $1.4 million gain from the sale of branches.

     Golden State reported net income for the three months ended September 30, 2000 of $88.5 million, or $0.62 per diluted share, compared with net income of $81.6 million, or $0.58 per diluted share, for the corresponding period in 1999. Net income for the three months ended September 30, 1999 includes the following nonrecurring items, net of tax: a $1.4 million gain from the sale of branches and $1.8 million in minority interest expense related to the redemption of the Bank's 11 1/2% Preferred Stock.

     FINANCIAL CONDITION

     During the nine months ended September 30, 2000, consolidated total assets increased $3.5 billion, to $60.6 billion from December 31, 1999, and total liabilities increased from $55.0 billion to $58.1 billion.

     During the nine months ended September 30, 2000, stockholders' equity increased $368 million to $1.9 billion. The increase in stockholders' equity is principally the net result of $261.2 million in net income for the period, $129.7 million from the exercise of warrants and stock options, $127.7 million in adjustments to issuable shares, primarily related to a tax refund and pre-merger tax benefits retained by the previous owners of FN Holdings and a $70.2 million net unrealized gain, after tax, on securities available for sale, partially offset by a $123.9 million extinguishment of issuable shares, $63.7 million in purchases of treasury stock, $29.6 million in adjustments to additional paid-in capital related to pre-merger tax benefits recorded to goodwill and $13.0 million of common stock dividends.

     Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $134 million at September 30, 2000 compared with $200 million at December 31, 1999. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.22% at September 30, 2000 from 0.35% at December 31, 1999.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                     Nine Months Ended September 30, 2000
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest           Rate
                                                                   -------        --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,429         $   69            6.39%
     Mortgage-backed securities available for sale                  12,514            625            6.66
     Mortgage-backed securities held to maturity                     2,640            149            7.54
     Loans held for sale, net                                          832             46            7.44
     Loans receivable, net                                          37,397          2,086            7.44
     FHLB stock                                                      1,278             70            7.35
                                                                   -------         ------
         Total interest-earning assets                              56,090          3,045            7.24
                                                                                   ------
Noninterest-earning assets                                           2,965
                                                                   -------
         Total assets                                              $59,055
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $23,044            679            3.94
     Securities sold under agreements to repurchase (3)              5,551            268            6.34
     Borrowings (3)                                                 27,148          1,235            6.05
                                                                   -------         ------
         Total interest-bearing liabilities                         55,743          2,182            5.21
                                                                                   ------
Noninterest-bearing liabilities                                      1,175
Minority interest                                                      496
Stockholders' equity                                                 1,641
                                                                   -------
         Total liabilities, minority interest
            and stockholders' equity                               $59,055
                                                                   =======
Net interest income                                                                $  863
                                                                                   ======
Interest rate spread                                                                                 2.03%
                                                                                                    =====
Net interest margin                                                                                  2.07%
                                                                                                    =====

Return on average assets                                                                             0.59%
                                                                                                    =====
Return on average equity                                                                            21.23%
                                                                                                    =====
Average equity to average assets                                                                     2.78%
                                                                                                    =====

                                                                     Nine Months Ended September 30, 1999
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
                                                                                                    =====

 __________
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                                Nine Months Ended September 30, 2000 vs. 1999
                                                                         Increase (Decrease) Due to
                                                              -------------------------------------------------
                                                                    Volume          Rate             Net
                                                                    ------          ----             ---
INTEREST INCOME:                                                                (in millions)
     Securities and interest-bearing deposits in banks               $ (6)          $  5            $ (1)
     Mortgage-backed securities available for sale                    (59)            39             (20)
     Mortgage-backed securities held to maturity                        9              2              11
     Loans held for sale, net                                         (64)            14             (50)
     Loans receivable, net                                            333             31             364
     FHLB stock                                                         8             19              27
                                                                     ----           ----            ----
          Total                                                       221            110             331
                                                                     ====           ====            ====

INTEREST EXPENSE:

     Deposits                                                         (26)            38              12
     Securities sold under agreements to repurchase                    31             49              80
     Borrowings                                                       164            104             268
                                                                     ----           ----            ----
          Total                                                       169            191             360
                                                                     ----           ----            ----
                  Change in net interest income                      $ 52           $(81)           $(29)
                                                                     ====           ====            ====

     The volume variances in total interest income and total interest expense for the nine months ended September 30, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume, partially offset by an increase in borrowings.

     INTEREST INCOME. Total interest income was $3.0 billion for the nine months ended September 30, 2000, an increase of $330.7 million from the nine months ended September 30, 1999. Total interest-earning assets for the nine months ended September 30, 2000 averaged $56.1 billion, compared to $52.1 billion for the corresponding period in 1999, primarily as a result of increased loan volume. The yield on total interest-earning assets during the nine months ended September 30, 2000 increased to 7.24% from 6.94% for the nine months ended
September 30, 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

     Golden State earned $2.1 billion of interest income on loans receivable for the nine months ended September 30, 2000, an increase of $363.7 million from the nine months ended September 30, 1999. The average balance of loans receivable was $37.4 billion for the nine months ended September 30, 2000, compared to $31.4 billion for the same period in 1999. The weighted average rate on loans receivable increased to 7.44% for the nine months ended September 30, 2000 from 7.31% for the nine months ended September 30, 1999. The increase in the average balance reflects an increase in residential loan origination activity and new auto loan production from the Downey Acquisition. The increase in the weighted average rate reflects the repricing of variable-rate loans and an increase in the prime rate on commercial banking loans, partially offset by lower rates on new purchases of prime auto loans, including those purchased in the Downey Acquisition.

     Golden State earned $46.4 million of interest income on loans held for sale for the nine months ended September 30, 2000, a decrease of $49.6 million from the nine months ended September 30, 1999. The average balance of loans held for sale was $832 million for the nine months ended September 30, 2000, a decrease of $1.1 billion from the comparable period in 1999, primarily attributed to a reduction in fixed-rate originations due to higher interest rates, coupled with longer holding periods for loans held for sale during the nine months ended September 30, 1999. The weighted average rate on loans held for sale increased to 7.44% for the nine months ended

September 30, 2000 from 6.60% for the nine months ended September 30, 1999, primarily due to higher market interest rates.

     Interest income on mortgage-backed securities available for sale was $625.2 million for the nine months ended September 30, 2000, a decrease of $20.3 million from the nine months ended September 30, 1999. The average portfolio balance decreased $1.1 billion, to $12.5 billion, for the nine months ended September 30, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.32% for the nine months ended September 30, 1999 to 6.66% for the nine months ended September 30, 2000. The decrease in the volume and the increase in the weighted average yield is primarily due to the reclassification of $1.1 billion in mortgage-backed securities to the held-to-maturity portfolio, run-off of existing portfolios and the sale of approximately $688 million in mortgage-backed securities during the second and third quarters of 2000, partially offset by the impact of purchases during the fourth quarter of 1999.

     Interest income on mortgage-backed securities held to maturity was $149.3 million for the nine months ended September 30, 2000, an increase of $11.5 million from the nine months ended September 30, 1999. The average portfolio balance increased $169 million, to $2.6 billion, for the nine months ended September 30, 2000 compared to the same period in 1999, primarily attributed to the reclassification of $1.1 billion in mortgage-backed securities from the available-for-sale portfolio, partially offset by the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the nine months ended September 30, 2000 and 1999 were 7.54% and 7.44%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $68.6 million for the nine months ended September 30, 2000, a decrease of $1.8 million from the nine months ended September 30, 1999. The average portfolio balance was $1.4 billion and $1.6 billion for the nine months ended September 30, 2000 and 1999, respectively. The higher weighted average rate of 6.39% for the nine months ended September 30, 2000 compared to 5.98% for the nine months ended September 30, 1999 reflects $2.4 million in interest income on a federal income tax refund related to Old California Federal for periods prior to the Golden State Acquisition for which there is no corresponding asset.

     Dividends on FHLB stock were $70.3 million for the nine months ended September 30, 2000, an increase of $27.2 million from the nine months ended September 30, 1999. The average balance outstanding during the nine months ended September 30, 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 7.35% for the nine months ended September 30, 2000 from 5.24% for the nine months ended September 30, 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $2.2 billion for the nine months ended September 30, 2000, an increase of $359.8 million from the nine months ended September 30, 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in deposit balances.

     Interest expense on deposits, including brokered deposits, was $679.1 million for the nine months ended September 30, 2000, an increase of $11.8 million from the nine months ended September 30, 1999. The average balance of deposits outstanding decreased from $24.1 billion for the nine months ended September 30, 1999 to $23.0 billion for the nine months ended September 30, 2000. The decrease in the average balance includes declines in the average balance of certificates of deposit, money market and passbook savings, offset in part by an increase in the average balance of customer checking accounts and custodial accounts. These changes reflect the Company's focus during 2000 on consumer checking account growth. The overall weighted average cost of deposits increased to 3.94% for the nine months ended September 30, 2000 from 3.71% for the nine months ended September 30, 1999, primarily due to rising market interest rates.

     Interest expense on securities sold under agreements to repurchase totalled $267.6 million for the nine months ended September 30, 2000, an increase of $79.5 million from the nine months ended September 30, 1999. The average balance of such borrowings for the nine months ended September 30, 2000 and 1999 was $5.6 billion and $4.8 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities in the fourth quarter of 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.34% for the nine months ended September 30, 2000 from 5.14% for the nine months ended September 30, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

     Interest expense on borrowings totalled $1.2 billion for the nine months ended September 30, 2000, an increase of $268.5 million from the nine months ended September 30, 1999. The average balance outstanding for the nine months ended September 30, 2000 and 1999 was $27.1 billion and $23.5 billion, respectively. The weighted average interest rate on these instruments increased to 6.05% for the nine months ended September 30, 2000 from 5.51% for the nine months ended September 30, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities in the fourth quarter of 1999.

     NET INTEREST INCOME. Net interest income was $863.1 million for the nine months ended September 30, 2000, a decrease of $29.1 million from the nine months ended September 30, 1999. The interest rate spread declined to 2.03% for the nine months ended September 30, 2000 from 2.29% for the nine months ended September 30, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $331.2 million for the nine months ended September 30, 2000, representing an increase of $16.2 million from the nine months ended September 30, 1999.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $138.7 million for the nine months ended September 30, 2000, compared to $108.4 million for the nine months ended September 30, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $72.3 billion at September 30, 1999 to $83.0 billion at September 30, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the nine months ended September 30, 2000 decreased by $8.7 million from the nine months ended September 30, 1999 due to a reduction in the estimated prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 8.5% during the first nine months of 2000, compared to 19.3% in the comparable period in 1999.

     Customer  banking  fees  were  $147.3  million  for the nine  months  ended
September 30, 2000 compared to $138.8 million for the nine months ended September 30, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

     Gain on sale, settlement and transfer of loans, net totalled $37.6 million for the nine months ended September 30, 2000, an increase of $12.2 million from the nine months ended September 30, 1999. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions present, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $14.5 million. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $5.9 million lower in the nine months ended September 30, 2000 compared to the same period in 1999. During the nine months ended September 30, 2000, California Federal sold $3.7 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $8.7 billion of such sales for the corresponding period in 1999, while the gains on such sales increased $3.7 million between the two periods.

     Net loss on sale of assets totalled $15.3 million for the nine months ended September 30, 2000, compared to a net gain of $18.3 million for the nine months ended September 30, 1999. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.3 million gain from the sale of interest rate swaps with a notional amount of $284.0 million in August 2000. It is expected that these sales will benefit both the net interest margin and the Company's interest rate sensitivity in future periods. The $18.3 million gain reported in 1999 primarily relates to the $16.3 million gain on the Servicing Sale.

     Other  noninterest  income  was $22.9  million  for the nine  months  ended
September 30, 2000, a decrease of $1.2 million from the nine months ended September 30, 1999, primarily attributed to the sale of the Eureka and Ukiah branches in the third quarter of 1999.

     NONINTEREST EXPENSE. Total noninterest expense was $690.6 million for the nine months ended September 30, 2000, a decrease of $13.7 million compared to the nine months ended September 30, 1999. The variance between the two periods is primarily attributed to continued expense reduction efforts by the Company and the completion of merger and integration efforts in the first half of 1999. Noninterest expense for the nine months ended September 30, 2000 included decreases of $15.9 million in other noninterest expense, $11.2 million in professional fees, $8.1 million in loan expense, $7.7 million in specific merger and integration costs incurred in 1999 in connection with the Golden State Acquisition and $5.5 million in amortization of intangible assets. These decreases were partially offset by increases of $24.3 million in compensation expense and $9.4 million in occupancy and equipment expense.

     Compensation and employee benefits expense was $324.8 million for the nine months ended September 30, 2000, an increase of $24.3 million from the nine months ended September 30, 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

     Occupancy and equipment expense was $119.7 million for the nine months ended September 30, 2000, an increase of $9.4 million from the nine months ended September 30, 1999, primarily attributed to increased depreciation expense related to a change in the depreciable lives of personal computers.

     Professional fees were $28.7 million for the nine months ended September 30, 2000, a decrease of $11.2 million from the nine months ended September 30, 1999, primarily due to legal and consulting fee expenses incurred in 1999 related to goodwill litigation and the Y2K project.

     Loan expense was $21.1 million for the nine months ended September 30, 2000, a decrease of $8.1 million from the nine months ended September 30, 1999, primarily due to a decrease in pass-through interest expense on loans attributed to a decrease in payoffs during 2000. Repayment rates on loans serviced for others averaged 12.2% during the first nine months of 2000, a significant decline from the 23.5% average experienced during the same period of 1999.

     Merger and integration costs were $7.7 million for the nine months ended September 30, 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during the first nine months of 2000.

     Amortization of intangible assets was $47.3 million for the nine months ended September 30, 2000, a decrease of $5.5 million from the nine months ended September 30, 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset (see "- Provision for Income Tax"), and a $38.2 million reduction in goodwill resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. This decrease was partially offset by amortization expense related to the $7.7 million and $50.7 million in goodwill recorded in connection with the Downey Acquisition and the Nevada Purchase, respectively.

     Other noninterest expense was $153.0 million in 2000 compared to $168.9 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

     PROVISION FOR INCOME TAX. During the nine months ended September 30, 2000, Golden State recorded gross income tax expense of $223.9 million, which was offset by a tax benefit of $161.7 million, for net income tax expense of $62.2 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the nine-month period ended September 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

     During the nine months ended September 30, 1999, Golden State recorded gross income tax expense of $228.4 million, which was offset by a tax benefit of $122.7 million, for a net income tax expense of $105.8 million. A provision in lieu of income taxes was recorded for the $122.7 million of pre-merger tax benefits, in the form of net operating losses and other items, which are retained by the previous owners of FN Holdings. The benefit adjustment resulted from the 1998 tax filings in the third quarter of 1999.

     Golden State's effective gross federal tax rate was 38% during the nine months ended September 30, 2000 and 1999, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 6% and 8% during the nine months ended September 30, 2000 and 1999, respectively. The effective state tax rate declined during 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

     MINORITY INTEREST. Minority interest expense for the nine months ended September 30, 2000 includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the first quarter reduction of the valuation allowance on the Bank's deferred tax asset (see note 8 of the Company's Notes to Unaudited Consolidated Financial Statements). Minority interest expense for the nine months ended September 30, 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition. Dividends on the REIT Preferred Stock totalling $34.2 million were also recorded during the nine months ended September 30, 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $14.0 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     Minority interest for the nine months ended September 30, 1999 included a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $34.2 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $14.4 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Minority interest expense for the nine months ended September 30, 1999 also included a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1999

     The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                     Three Months Ended September 30, 2000
                                                                   ----------------------------------------
                                                                   Average                          Average
                                                                   Balance        Interest            Rate
                                                                   -------        --------            ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,429         $   23             6.36%
     Mortgage-backed securities available for sale                  11,278            190             6.73
     Mortgage-backed securities held to maturity                     3,096             58             7.55
     Loans held for sale, net                                          926             18             7.65
     Loans receivable, net                                          39,084            742             7.59
     FHLB stock                                                      1,334             25             7.51
                                                                   -------         ------
         Total interest-earning assets                              57,147          1,056             7.39
                                                                                   ------
Noninterest-earning assets                                           3,258
                                                                   -------
         Total assets                                              $60,405
                                                                   =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $23,307            236             4.03
     Securities sold under agreements to repurchase (3)              5,444             95             6.83
     Borrowings (3)                                                 27,976            439             6.23
                                                                   -------         ------
         Total interest-bearing liabilities                         56,727            770             5.39
                                                                                   ------
Noninterest-bearing liabilities                                      1,381
Minority interest                                                      495
Stockholders' equity                                                 1,802
                                                                   -------
         Total liabilities, minority interest
               and stockholders' equity                            $60,405
                                                                   =======
Net interest income                                                                $  286
                                                                                   ======
Interest rate spread                                                                                 2.00%
                                                                                                    =====
Net interest margin                                                                                  2.04%
                                                                                                    =====

Return on average assets                                                                             0.59%
                                                                                                    =====
Return on average equity                                                                            19.65%
                                                                                                    =====
Average equity to average assets                                                                     2.98%
                                                                                                    =====

                                                                     Three Months Ended September 30, 2000
                                                                   ----------------------------------------
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
                                                                                                     =====

 __________
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                                Three Months Ended September 30, 2000 vs. 1999
                                                                         Increase (Decrease) Due to
                                                              -------------------------------------------------
                                                                    Volume          Rate             Net
                                                                    ------          ----             ---
INTEREST INCOME:                                                                (in millions)
     Securities and interest-bearing deposits in banks               $ (3)          $  2            $ (1)
     Mortgage-backed securities available for sale                    (45)            13             (32)
     Mortgage-backed securities held to maturity                       14              2              16
     Loans held for sale, net                                         (13)             3             (10)
     Loans receivable, net                                            126             29             155
     FHLB stock                                                         3              7              10
                                                                     ----           ----            ----
               Total                                                   82             56             138
                                                                     ----           ----            ----

INTEREST EXPENSE:

     Deposits                                                          (7)            20              13
     Securities sold under agreements to repurchase                    (4)            19              15
     Borrowings                                                        70             41             111
                                                                     ----           ----            ----
               Total                                                   59             80             139
                                                                     ----           ----            ----
                  Change in net interest income                      $ 23           $(24)           $ (1)
                                                                     ====           ====            ====

     The volume variances in total interest income and total interest expense for the three months ended September 30, 2000 compared to the corresponding period in 1999 are largely due to increased loan volume and purchases of mortgage-backed securities in the fourth quarter of 1999, partially offset by an increase in borrowings and the sale of mortgage-backed securities in 2000.

     INTEREST INCOME. Total interest income was $1.1 billion for the three months ended September 30, 2000, an increase of $138.1 million from the three months ended September 30, 1999. Total interest-earning assets for the three months ended September 30, 2000 averaged $57.1 billion, compared to $53.0 billion for the corresponding period in 1999, primarily as a result of increased loan volume. The yield on total interest-earning assets during the three months ended September 30, 2000 increased to 7.39% from 6.92% for the three months ended September 30, 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

     Golden State earned $742.1 million of interest income on loans receivable for the three months ended September 30, 2000, an increase of $155.0 million from the three months ended September 30, 1999. The average balance of loans receivable was $39.1 billion for the three months ended September 30, 2000, compared to $32.4 billion for the same period in 1999. The weighted average rate on loans receivable increased to 7.59% for the three months ended September 30, 2000 from 7.25% for the three months ended September 30, 1999. The increase in the average balance reflects an increase in the residential loan origination activity and new auto loan production from the Downey acquisition. The increase in the weighted average rate reflects the repricing of variable-rate loans and an increase in the prime rate on commercial banking loans, partially offset by lower rates on new purchases of prime auto loans, including those purchased in the Downey Acquisition.

     Golden State earned $17.7 million of interest income on loans held for sale for the three months ended September 30, 2000, a decrease of $10.5 million from the three months ended September 30, 1999. The average balance of loans held for sale was $926 million for the three months ended September 30, 2000, a decrease of $709 million from the comparable period in 1999, primarily attributed to a reduction in fixed-rate originations due to higher interest rates, coupled with longer holding periods for loans held for sale during the three months ended September 30, 1999. The weighted average rate on loans held for sale increased to 7.65% for the three months ended September 30, 2000 from 6.91% for the three months ended September 30, 1999, primarily due to higher market interest rates.

     Interest income on mortgage-backed securities available for sale was $189.7 million for the three months ended September 30, 2000, a decrease of $32.3 million from the three months ended September 30, 1999. The average portfolio balance decreased $2.6 billion, to $11.3 billion, for the three months ended September 30, 2000 compared to the same period in 1999. The weighted average yield on these assets increased from 6.38% for the three months ended September 30, 1999 to 6.73% for the three months ended September 30, 2000. The decrease in the volume and the increase in the weighted average yield are primarily due to the reclassification of $1.1 billion in mortgage-backed securities to the held-to-maturity portfolio, run-off of existing portfolios and the sale of approximately $688 million of mortgage-backed securities during the nine months ended September 30, 2000, partially offset by the impact of purchases during the fourth quarter of 1999.

     Interest income on mortgage-backed securities held to maturity was $58.4 million for the three months ended September 30, 2000, an increase of $16.5 million from the three months ended September 30, 1999. The average portfolio balance increased $793 million, to $3.1 billion, for the three months ended September 30, 2000 compared to the same period in 1999, primarily attributed to the reclassification of $1.1 billion in mortgage-backed securities from the available-for-sale portfolio, partially offset by the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the three months ended September 30, 2000 and 1999 were 7.55% and 7.28%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $22.8 million for the three months ended September 30, 2000, a decrease of $0.9 million from the three months ended September 30, 1999. The average portfolio balance was $1.4 billion and $1.6 billion for the three months ended September 30, 2000 and 1999, respectively. The higher weighted average rate of 6.36% for the three months ended September 30, 2000 compared to 5.84% for the three months ended September 30, 1999 reflects rising market interest rates.

     Dividends on FHLB stock were $25.2 million for the three months ended September 30, 2000, an increase of $10.2 million from the three months ended September 30, 1999. The average balance outstanding during the three months ended September 30, 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 7.51% for the three months ended September 30, 2000 from 5.22% for the three months ended September 30, 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $770.2 million for the three months ended September 30, 2000, an increase of $139.5 million from the three months ended September 30, 1999. The increase is primarily the result of additional borrowings under FHLB advances used to fund loans and offset the reduction in deposit balances.

     Interest expense on deposits, including brokered deposits, was $236.0 million for the three months ended September 30, 2000, an increase of $12.7 million from the three months ended September 30, 1999. The average balance of deposits outstanding decreased from $24.0 billion for the three months ended September 30, 1999 to $23.3 billion for the three months ended September 30, 2000. The decrease in the average balance includes declines in the average balance of certificates of deposit, money market and passbook savings, offset in part by an increase in the average balance of customer checking accounts and custodial accounts. These changes reflect the Company's focus during 2000 on consumer checking account growth. The overall weighted average cost of deposits increased to 4.03% for the three months ended September 30, 2000 from 3.69% for the three months ended September 30, 1999, primarily due to rising market interest rates.

     Interest expense on securities sold under agreements to repurchase totalled $94.9 million for the three months ended September 30, 2000, an increase of $14.4 million from the three months ended September 30, 1999. The average balance of such borrowings for the three months ended September 30, 2000 and 1999 was $5.4 billion and $5.8 billion, respectively. The decrease is primarily attributed to a decline in the purchase of mortgage-backed securities during the three months ended September 30, 2000 compared to the same period in 1999. The weighted average interest rate on these instruments increased to 6.83% for the three months ended September 30, 2000 from 5.39% for the three months ended September 30, 1999, primarily due to an increase in market rates on new borrowings in 2000 compared to 1999.

     Interest expense on borrowings totalled $439.4 million for the three months ended September 30, 2000, an increase of $112.4 million from the three months ended September 30, 1999. The average balance outstanding for the three months ended September 30, 2000 and 1999 was $28.0 billion and $23.3 billion, respectively. The weighted average interest rate on these instruments increased to 6.23% for the three months ended September 30, 2000 from 5.57% for the three months ended September 30, 1999, primarily due to higher prevailing market rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities in the fourth quarter of 1999.

     NET INTEREST INCOME. Net interest income was $285.6 million for the three months ended September 30, 2000, a decrease of $1.4 million from the three months ended September 30, 1999. The interest rate spread declined to 2.00% for the three months ended September 30, 2000 from 2.21% for the three months ended September 30, 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $114.6 million for the three months ended September 30, 2000, representing an increase of $12.1 million from the three months ended September 30, 1999.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $48.2 million for the three months ended September 30, 2000, compared to $38.1 million for the three months ended September 30, 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $72.3 billion at September 30, 1999 to $83.0 billion at September 30, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs. MSR amortization for the quarter decreased by $1.0 million from the three months ended September 30, 1999 due to a reduction in the estimated prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 9.1% in the third quarter of 2000, compared to 13.3% in the comparable period in 1999.

     Customer  banking  fees  were  $48.6  million  for the three  months  ended
September 30, 2000 compared to $47.5 million for the three months ended September 30, 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

     Gain on sale, settlement and transfer of loans, net totalled $10.5 million for the three months ended September 30, 2000, an increase of $5.6 million from the three months ended September 30, 1999. During the three months ended
September 30, 2000, California Federal sold $1.4 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $2.9 billion of such sales for the corresponding period in 1999, while the gain on such sales increased $5.3 million between the two periods. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $0.3 million higher in the three months ended September 30, 2000 compared to the same period in 1999.

     Net gain on sale of assets totalled $0.7 million for the three months ended September 30, 2000, compared to $3.2 million for the three months ended
September 30, 1999. The gain during 2000 is primarily attributed to a $1.3 million gain from the sale of interest rate swaps with a notional amount of $284.0 million, partially offset by a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59%. See "- Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 1999
- Noninterest Income."

     Other  noninterest  income  was $6.7  million  for the three  months  ended
September 30, 2000, a decrease of $2.2 million from the three months ended September 30, 1999, primarily attributed to the sale of the Eureka and Ukiah branches in the third quarter of 1999.

     NONINTEREST EXPENSE. Total noninterest expense was $231.0 million for the three months ended September 30, 2000, an increase of $8.8 million compared to the three months ended September 30, 1999. The variance between the two periods is primarily attributed to normal inflation rates and investments in expanding lines of business. Noninterest expense for the three months ended September 30, 2000 included increases of $10.5 million in compensation expense, $4.2 million in occupancy and equipment, and $2.3 million related to lower gains from foreclosed real estate operations. These increases were partially offset by decreases of $4.0 million in other noninterest expense, $2.2 million in amortization of intangible assets and $2.1 million in professional fees.

     Compensation and employee benefits expense was $108.4 million for the three months ended September 30, 2000, an increase of $10.5 million from the three months ended September 30, 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

     Occupancy and equipment expense was $42.7 million and $38.5 million for the three months ended September 30, 2000 and 1999, respectively. This increase reflects an increase in depreciation expense related to a change in the depreciable lives of personal computers.

     Professional fees were $10.5 million for the three months ended September 30, 2000, a decrease of $2.1 million from the three months ended September 30, 1999, primarily due to expenses incurred in 1999 attributed to the Y2K project and goodwill litigation.

     Amortization of intangible assets was $15.4 million for the three months ended September 30, 2000, a decrease of $2.2 million from the three months ended September 30, 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset, and a $38.2 million reduction resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. These decreases were partially offset by amortization expense related to the $7.7 million in goodwill recorded in connection with the Downey Acquisition.

     Other noninterest expense was $47.4 million in 2000 compared to $51.5 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

     PROVISION FOR INCOME TAX. During the three months ended September 30, 2000, Golden State recorded income tax expense of $74.0 million. During the three months ended September 30, 1999, Golden State recorded gross income tax expense of $77.3 million, which was offset by a tax benefit of $122.7 million, for a net income tax benefit $45.4 million. A provision in lieu of income taxes was recorded for the $122.7 million of pre-merger tax benefits, in the form of net operating losses and other items, which are retained by the previous owners of FN Holdings. The benefit adjustment resulted from the 1998 tax filings in the third quarter of 1999.

     Golden State's effective gross federal tax rate was 38% during the three months ended September 30, 2000 and 1999, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 6% and 8% during the three months ended September 30, 2000 and 1999, respectively. The effective state tax rate declined during 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

     MINORITY INTEREST. Minority interest expense for the three months ended September 30, 2000 includes dividends on the REIT Preferred Stock totalling $11.4 million. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.6 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     Minority interest for the three months ended September 30, 1999 included a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings and $1.8 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Dividends on the REIT Preferred Stock totalling $11.4 million were also recorded during the three months ended September 30, 1999. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.8 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See "- Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded no provision for loan losses during the nine months ended September 30, 2000. The Company recorded provisions for loan losses of $10 million for the nine months ended September 30, 1999; no provision for loan losses was recorded during the third quarter of 1999.

     The decrease in the provision for loan losses during the nine-month period ended September 30, 2000 compared to the same period in 1999 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

     Activity in the allowance for loan losses is as follows (in thousands):

                                      Nine Months Ended September 30,            Three Months Ended September 30,
                                      -------------------------------            --------------------------------
                                         2000                 1999                    2000                1999
                                         ----                 ----                    ----                ----
Balance - beginning of period          $554,893             $588,533                $536,114            $578,369
   Provision for loan losses                 --               10,000                      --                  --
   Charge-offs                          (27,251)             (30,919)                 (6,954)             (9,436)
   Recoveries                             2,432                3,839                     914               1,850
   Reclassification                          --                 (670)                     --                  --
                                       --------             --------                --------            --------
Balance - end of period                $530,074             $570,783                $530,074            $570,783
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

     At September 30, 2000, loans that were considered to be impaired totalled $101.4 million (of which $13.0 million were on nonaccrual status). The average recorded investment in impaired loans during the nine and three-month periods ended September 30, 2000 was approximately $96.5 million and $94.8 million, respectively. For the nine and three-month periods ended September 30, 2000, Golden State recognized interest income on those impaired loans of $6.5 million and $2.3 million, respectively, which included $0.5 million and $0.2 million, respectively, of interest income recognized using the cash basis method of income recognition.

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

                                                                           September 30, 2000
                                                          --------------------------------------------------
                                                          Non-performing       Impaired         Restructured
                                                          --------------       --------         ------------
                                                                             (in millions)
Real Estate:
    1-4 unit residential                                       $ 83              $  1               $ 1
    5+ unit residential                                           3                27                --
    Commercial and other                                          3                43                --
    Land                                                         --                --                --
    Construction                                                 --                --                --
                                                               ----              ----               ---
           Total real estate                                     89                71                 1
Non-real estate                                                  15                30                --
                                                               ----              ----               ---
       Total loans                                              104 (a)          $101 (b)           $ 1
                                                                                 ====               ===
Foreclosed real estate, net                                      23
Repossessed assets                                                7
                                                               ----
       Total non-performing assets                             $134
                                                               ====

                                                                           December 31, 1999
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
                                                               ====

 ____________________
(a) Includes loans securitized with recourse on non-performing status of $2.0 million at December 31, 1999. There are no loans securitized with recourse on non-performing status at September 30, 2000.

(b) Includes $12.4 million and $18.9 million of non-performing loans at September 30, 2000 and December 31, 1999, respectively. Also includes
     $13.3 million and $13.7 million of loans classified as troubled debt restructurings at September 30, 2000 and December 31, 1999, respectively.

     There were no accruing loans contractually past due 90 days or more at September 30, 2000 or December 31, 1999.

     The Company's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $134 million at September 30, 2000, from $200 million at December 31, 1999. Non-performing assets as a percentage of the Bank's total assets decreased to 0.22% at September 30, 2000, from 0.35% at December 31, 1999.

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

     The  following  table  presents   non-performing   real  estate  assets  by
geographic region of the country as of September 30, 2000:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------          -------            ------        -------------
                                                              (dollars in millions)
     Region:
         California                       $56                 $11                $ 67               60%
         Northeast (1)                      9                   3                  12               10
         Other regions                     24                   9                  33               30
                                          ---                 ---                ----              ---
              Total                       $89                 $23                $112              100%
                                          ===                 ===                ====              ===

_____________
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Delaware, Maine, Vermont and Maryland.

(2)    Net of purchase accounting adjustments.

     At September 30, 2000, the Company had one non-performing asset over $2 million with a balance of $2.3 million. At September 30, 2000, the Company had 3,432 non-performing assets below $2 million in size, including 1,003 non-performing 1-4 unit residential assets.

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

     The specific allowances are established against individual loans, including impaired loans. Specific allowances are established against individual residential 1-4 mortgage loans, commercial loans and commercial real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that collectibility is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of collateral deficiency, including consideration of costs that will likely be incurred through the disposal of any repossessed collateral. In other words, management estimates the fair value of collateral, net of the cost of disposition of the collateral, and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

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

     At September 30, 2000, the allowance for loan losses was $530 million, consisting of a $377 million formula allowance, a $23 million specific allowance and a $130 million unallocated allowance.

     Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $507 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                                   5+ Unit
                                                                 Residential
                                                1 - 4 Unit      and Commercial      Consumer
                                               Residential       Real Estate        and Other          Total
                                               -----------       -----------        ---------          -----
                                                                         (in millions)
Balance - December 31, 1999                        $235              $276              $ 44             $555
     Provision for loan losses                       --                (1)                1               --
     Charge-offs                                     (2)               (4)               (7)             (13)
     Recoveries                                      --                --                 1                1
                                                   ----              ----              ----             ----
Balance - March 31, 2000                            233               271                39              543
     Provision for loan losses                       --                (1)                1               --
     Charge-offs                                     (2)               (2)               (4)              (8)
     Recoveries                                      --                --                 1                1
                                                   ----              ----              ----             ----
Balance - June 30, 2000                             231               268                37              536
     Provision for loan losses                       --                (3)                3               --
     Charge-offs                                     (1)               --                (6)              (7)
     Recoveries                                      --                --                 1                1
     Reclassifications                               --               (80)               80               --
                                                   ----              ----              ----             ----
Balance - September 30, 2000                       $230              $185              $115             $530
                                                   ====              ====              ====             ====

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

     Golden State, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently. At September 30, 2000, approximately 77% of the Company's loan portfolio consisted of ARMs.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 2000 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                  -----------------------------------------------------------------
                                                   Within          1 - 5       Over 5      Noninterest
                                                   1 Year          Years        Years        Bearing        Total
                                                   ------          -----        -----        -------        -----
                                                                         (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                           $    74        $    --       $   --         $   --       $    74
Securities held to maturity (1)                        67            153          374             --           594
Securities available for sale (3)                     632             --           --             --           632
Mortgage-backed securities
     available for sale (3)                        10,771             --           --             --        10,771
Mortgage-backed securities
     held to maturity (1) (4)                       1,960            392          644             --         2,996
Loans held for sale, net (3)                          875             --           --             --           875
Loans receivable, net (1) (5)                      21,279         13,444        4,745             --        39,468
Investment in FHLB                                  1,339             --           --             --         1,339
                                                  -------        -------       ------         ------       -------
     Total interest-earning assets                 36,997         13,989        5,763             --        56,749
Noninterest-earning assets                             --             --           --          3,811         3,811
                                                  -------        -------       ------         ------       -------
                                                  $36,997        $13,989       $5,763         $3,811       $60,560
                                                  =======        =======       ======         ======       =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                      $21,604        $ 1,589       $    7         $   --       $23,200
 Securities sold under agreements to
     repurchase (1)                                 5,138            200           --             --         5,338
FHLB advances (1)                                  13,422         12,698           --             --        26,120
Other borrowings (1)                                  752          1,401           92             --         2,245
                                                  -------        -------       ------         ------       -------
Total interest-bearing liabilities                 40,916         15,888           99             --        56,903
Noninterest-bearing liabilities                        --             --           --          1,227         1,227
Minority interest                                      --             --           --            500           500
Stockholders' equity                                   --             --           --          1,930         1,930
                                                  -------        -------       ------         ------       -------
                                                  $40,916        $15,888       $   99         $3,657       $60,560
                                                  =======        =======       ======         ======       =======

Gap before interest rate swap agreements          $(3,919)       $(1,899)      $5,664                      $  (154)
Interest rate swap agreements                       3,550         (2,800)        (750)                          --
                                                  -------        -------       ------                      -------
Gap                                               $  (369)       $(4,699)      $4,914                      $  (154)
                                                  =======        =======       ======                      =======

Cumulative gap                                    $  (369)       $(5,068)      $ (154)                     $  (154)
                                                  =======        =======       ======                      =======

Gap as a percentage of total assets                 (0.61)%        (7.76)%       8.12%                       (0.25)%
                                                    =====          =====         ====                        =====
Cumulative gap as a percentage of total assets      (0.61)%        (8.37)%      (0.25)%                      (0.25)%
                                                    =====          =====        =====                        =====

                                                                     (Continued)

 _______________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 2000. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $74 million of short-term investment securities and less than $0.1 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying non-performing loans of $1 million.

(5) Excludes allowance for loan losses of $530 million and non-performing loans of $102 million, net of $8 million related to specific allowances.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At September 30, 2000, Golden State's cumulative gap totalled $(154) million. At December 31, 1999, Golden State's cumulative gap totalled ($688) million.

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

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement for the Bank of 4.00%. California Federal has been in compliance with the liquidity regulations during the nine months ended September 30, 2000 and the year ended December 31, 1999.

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

     Interest on the GS Holdings Notes approximates $142.5 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

     The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $657.0 million at September 30, 2000, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings and dividends to common shareholders. Certificates of deposit scheduled to mature during the twelve months ending September 30, 2001 aggregate $10.0 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 2000, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $19.3 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 2000 were $29.5 billion in proceeds from additional borrowings, $3.5 billion in proceeds from sales of loans held for sale, $1.8 billion in principal payments on mortgage-backed securities available for sale and held to maturity, and $667 million in proceeds from sales of mortgage-backed securities available for sale. The primary uses of funds were $26.8 billion in principal payments on borrowings, a $3.7 billion net increase in loans receivable, $3.8 billion in purchases and originations of loans held for sale, $1.2 billion in purchases of loans receivable and $379.3 million for the Downey Acquisition.

MORTGAGE BANKING OPERATIONS

     During the nine months ended September 30, 2000 and 1999, the Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $13.5 billion and $12.9 billion, respectively. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $83.0 billion at September 30, 2000, an increase of $10.1 billion and $10.7 billion from December 31, 1999 and September 30, 1999, respectively. During the nine months ended September 30, 2000 and 1999, the Bank, through FNMC, originated $10.3 billion and $12.9 billion, respectively, and sold (generally with servicing retained) $3.7 billion and $8.7 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the nine months ended September 30, 2000 totalled $234.0 million, an increase of $28.0 million from the nine months ended September 30, 1999. Gross loan servicing fees for the nine months ended September 30, 2000 were reduced by $146.8 million of amortization of servicing rights to arrive at net loan servicing fees of $87.2 million.

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

     The Company owned several derivative instruments at September 30, 2000 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all derivatives used to hedge prepayment risk was $50.8 million at September 30, 2000. The interest rate floor contracts had a notional amount of $1.5 billion, strike rates between 5.70% and 7.13%, mature in the years 2002 and 2003, and had an estimated fair value of $24.4 million at September 30, 2000. Premiums paid to counterparties in exchange for cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had a notional amount of $1.4 billion, strike rates between 6.50% and 7.88%, expire in the years 2002 and 2003, and had an estimated fair value of $34.7 million at September 30, 2000. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had notional amounts of $195.5 million and an estimated fair value of $(8.3) million at September 30, 2000.

     The following is a summary of activity in MSRs  (including  non-residential
MSRs) and the MSR Hedge for the nine months ended September 30, 2000 (in millions):

                                                                                                               Total MSR
                                                                           MSRs            MSR Hedge            Balance
                                                                           ----            ---------            -------
     Balance at December 31, 1999                                         $1,232              $ 40               $1,272
         Additions - purchases                                               288                --                  288
         Originated servicing                                                 90                --                   90
         Swaption sales                                                       (5)              (13)                 (18)
         Servicing Sale/Transfer                                              (1)               --                   (1)
         Floor sales                                                          (4)               (7)                 (11)
         Premiums paid                                                        --                42                   42
         Payments made to counterparties, net                                  3                --                    3
         Amortization                                                       (138)              (11)                (149)
                                                                          ------              ----               ------
     Balance at September 30, 2000                                        $1,465              $ 51               $1,516
                                                                          ======              ====               ======

     Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At September 30, 2000 and December 31, 1999, no allowance for impairment of the MSRs was necessary.

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

     At September 30, 2000, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.25%, 6.25% and 13.20%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of September 30, 2000:

                                                                       Tangible           Core           Risk-based
                                                                        Capital          Capital           Capital
                                                                        -------          -------           -------
                                                                                  (dollars in millions)

 Stockholder's equity of the Bank                                       $4,001           $4,001            $4,001
 Minority interest - REIT Preferred Stock                                  500              500               500
 Unrealized holding loss on securities,  net                               202              202               202
 Non-allowable capital:
       Intangible assets                                                  (727)            (727)             (727)
       Goodwill Litigation Assets                                         (159)            (159)             (159)
       Investment in non-includable subsidiaries                           (63)             (63)              (63)
       Excess deferred tax asset                                           (10)             (10)              (10)
 Supplemental capital:
       Qualifying subordinated debentures                                   --               --                93
       General loan loss allowance                                          --               --               401
 Assets required to be deducted:
       Land loans with more than 80% LTV ratio                              --               --                (5)
       Equity in subsidiaries                                               --               --                (6)
       Low-level recourse deduction                                         --               --               (10)
                                                                        ------           ------            ------
 Regulatory capital of the Bank                                          3,744            3,744             4,217
 Minimum regulatory capital requirement                                    898            2,397             2,556
                                                                        ------           ------            ------
 Excess above minimum capital requirement                               $2,846           $1,347            $1,661
                                                                        ======           ======            ======

 Regulatory capital of the Bank                                           6.25%            6.25%            13.20%
 Minimum regulatory capital requirement                                   1.50             4.00              8.00
                                                                          ----             ----             -----
 Excess above minimum capital requirement                                 4.75%            2.25%             5.20%
                                                                          ====             ====             =====

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $59.9 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $31.9 billion.

     The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of September 30, 2000. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation.

     At September 30, 2000, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                                             Risk-based
                                                    Leverage          ---------------------------
                                                     Capital          Tier 1        Total Capital
                                                     -------          ------        -------------
       Regulatory capital of the Bank                 6.25%           11.69%           13.20%
       "Well capitalized" ratio                       5.00             6.00            10.00
                                                      ----            -----            -----
       Excess above "well capitalized" ratio          1.25%            5.69%            3.20%
                                                      ====            =====            =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 2000, $10 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at September 30, 2000.

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






                                    Golden State Bancorp Inc.




                                         /s/  Richard H. Terzian
                                    --------------------------------------------
                                    By:  Richard H. Terzian
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)


                                         /s/  Renee Nichols Tucei
                                    ----------------------------------------
                                    By:  Renee Nichols Tucei
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)



November 8, 2000