Form 10-K
period 2000-12-31
GOLDEN STATE BANCORP INC
filed 2001-03-26
CIK 1019508

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

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes      No
                                          ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2001: $1,984,832,272

     The number of shares outstanding of the registrant's $1.00 par value common stock, as of the close of business on February 28, 2001: 134,954,683 shares of common stock.

                      Documents Incorporated by Reference:
              Portions of the Proxy Statement for the May 21, 2001
                    Annual Meeting of Stockholders Part III

                            GOLDEN STATE BANCORP INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                                                   Page
                                                      PART I                                       ----
ITEM 1.    Business................................................................................  3
                   General.........................................................................  3
                   Employees.......................................................................  5
                   Competition.....................................................................  5
                   Regulation and Supervision......................................................  6
ITEM 2.    Properties.............................................................................. 10
ITEM 3.    Legal Proceedings....................................................................... 11
ITEM 4.    Submission of Matters to a Vote of Security Holders..................................... 12

                                                     PART II
ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters................... 13
ITEM 6.    Selected Financial Data................................................................. 14
ITEM 7.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations.................................... 18
                   Results of Operations........................................................... 18
                   Provision for Federal and State Income Taxes.................................... 29
                   Balance Sheet Analysis.......................................................... 31
                       Investment Activities....................................................... 31
                       Sources of Funds............................................................ 33
                       Mortgage Banking Activities................................................. 38
                       Loan Portfolio.............................................................. 39
                       Problem and Potential Problem Assets........................................ 46
                       Non-performing Assets....................................................... 49
                       Allowance for Loan Losses................................................... 51
                   Risk Management................................................................. 55
                       Asset and Liability Management.............................................. 55
                       Mortgage Banking Risk Management............................................ 58
                   Liquidity....................................................................... 59
                   Other Activities................................................................ 62
                   Capital Management.............................................................. 64
                   Impact of Inflation and Changing Prices......................................... 66
                   Year 2000....................................................................... 66
ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk.............................. 67
ITEM 8.    Financial Statements and Supplementary Data............................................. 69
ITEM 9.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.... 69

                                                     PART III
ITEM 10.   Directors and Executive Officers of the Registrant...................................... 70
ITEM 11.   Executive Compensation.................................................................. 72
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.......................... 72
ITEM 13.   Certain Relationships and Related Transactions.......................................... 72

                                                     PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 73

Signatures......................................................................................... 77

Audited Financial Statements....................................................................... F-1

     FORWARD-LOOKING STATEMENTS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS;
(II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD; (III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY
ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. IN NOVEMBER 2000, WE FILED AN S-3 REGISTRATION STATEMENT WITH THE SEC THAT DISCUSSES THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Golden State Bancorp Inc. ("Golden State" or the "Company") is a holding company whose only significant asset is its ownership of all of the common stock of Golden State Holdings Inc. ("GS Holdings"), formerly First Nationwide Holdings Inc. ("FN Holdings"), which owns all of the common and preferred stock of California Federal Bank ("California Federal" or "Bank").

     The Company, which is headquartered in San Francisco, California, provides diversified financial services to consumers and small businesses in California and Nevada. The Company's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and selling investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases commercial real estate, commercial and consumer loans for investment. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, including Federal Home Loan Bank ("FHLB") advances, collections on loans, asset sales and retained earnings. Refer to note 24 of the Company's Notes to Consolidated Financial Statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the Home Owners' Loan Act of 1933 ("HOLA"). It is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposit accounts of the Bank up to applicable limits through the Savings Association Insurance Fund ("SAIF"). The Bank is also a member of the Federal Home Loan Bank System ("FHLB System"). The Bank has three principal subsidiaries: (a) First Nationwide Mortgage Corporation ("FNMC"), its mortgage banking subsidiary; (b) Auto One Acceptance Corporation ("Auto One"), which engages in indirect prime and sub-prime auto financing activities; and (c) Cal Fed Investments ("CFI"), which offers securities and insurance products to both existing and prospective customers of the Company. CFI is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, CFI is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the Securities Investor Protection Corporation. CFI receives commission revenue for acting as a broker-dealer on behalf of its customers, but CFI does not maintain customer accounts or take possession of customer securities.

     The Company's revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general administrative expenses.

     As of December 31, 2000, the Company had total assets of $60.5 billion, deposits of $23.4 billion and operated 354 retail branch offices in California and Nevada.

     OWNERSHIP STRUCTURE

     Prior to the Golden State Acquisition (as defined herein), First Nationwide (Parent) Holdings Inc. ("Parent Holdings") owned 80% of the common stock of FN Holdings, and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Company, owned 20% of the common stock of FN Holdings. Parent Holdings was indirectly owned by Mafco Holdings Inc. ("Mafco Holdings"), a corporation controlled by Ronald O. Perelman, a Director of the Company. Pursuant to the Golden State Acquisition, Parent Holdings was merged into Golden State and FN Holdings was merged into GS Holdings. In consideration thereof, Golden State issued 41,067,270 shares of common stock to a subsidiary of Mafco Holdings that directly owned Parent Holdings and 15,655,718 shares of common stock to Hunter's Glen which, in the aggregate, constituted 47.9% of the common stock outstanding, immediately after giving effect to the Golden State Acquisition. Subsequent to the Golden State Acquisition, Mafco Holdings caused the 41,067,270 shares to be transferred to another of its indirectly owned subsidiaries, GSB Investments Corp. ("GSB Investments"). In addition, the Golden State Merger agreement provided that Mafco Holdings and Hunter's Glen, or their successors, were entitled to receive additional shares of common stock under certain circumstances, which could cause the actual ownership percentages of Mafco Holdings and Hunter's Glen to change. See "-- Capital Management - Issuable Shares."

     Immediately prior to the consummation of the Golden State Acquisition, the charter of the Bank was amended to provide that each share of Bank Preferred Stock (as defined herein) is entitled to one vote, and each CALGZ (as defined herein) and each CALGL (as defined herein) has 1/5 of one vote with the holders of the common stock of the Bank, the Bank Preferred Stock, the CALGZs and the CALGLs voting together as a single class. In addition, after giving effect to a stock split of the common stock of the Bank, GS Holdings' ownership of 100% of the common stock represents approximately 90% of the total voting power of voting securities of the Bank. In addition to its common stock ownership of the Bank, GS Holdings owns all of the Bank Preferred Stock with a total liquidation preference of $473.2 million. The Bank Preferred Stock represents approximately 7% of the total voting power of voting securities of the Bank.

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

     These transactions have expanded and strengthened the Company's presence on the West Coast, providing additional economies of scale and diversity of operations within its target markets. The Company believes that its strategic acquisition and divestiture activity has enhanced the value of its franchise and improved its operating efficiency through the consolidation or elimination of duplicative back office operations and administrative and management functions. Further, because the Company had excess servicing capacity and existing servicing expertise, it was able to accommodate the loan servicing portfolios acquired in these transactions without the need for significant additional investment.

     The  Company's   current   strategic  plan  aims  at  achieving   increased
profitability, revenue diversity and growth while preserving credit quality. Key elements of the business plan include:

     o    California   Federal  intends  to  maintain  its  core   competencies,
          including  firm  expense  control  and  operating   efficiency,   risk
          management discipline and effective capital management.

     o California Federal plans to continue to improve profitability as it continues its transition to a more "bank- like" institution. This plan contemplates an increase in demand deposit and transaction accounts, as well as growth of various retail and commercial products. In addition, the Bank intends to focus on increasing its percentage of non-single family residential loans.

     o The Company expects to continue to build franchise value by focusing on customer service and cross-selling opportunities, enhanced product offerings and improved channel delivery. The Company intends to seek to maintain its mortgage banking efficiency while reducing the costs to service each account. In addition, the Bank intends to continue its strong and prudent growth of its core banking businesses including the sale of mutual funds and insurance annuity products, commercial banking, and auto, home equity and commercial real estate lending.

     o California Federal may make opportunistic acquisitions of other companies or business lines which complement the Bank and where efficiencies and economies of scale could be realized to produce higher returns on investment.

EMPLOYEES

     At December 31, 2000, Golden State and its subsidiaries had 8,446 employees, compared with 8,102 employees at December 31, 1999. The Company's employees are not represented by any collective bargaining group and management considers its relations with its employees to be good. The Company provides a comprehensive employee benefits program including health and welfare benefits, long and short-term disability insurance, and life insurance. The Company also offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

COMPETITION

     The Company experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans. The Company, through the Bank, competes with other savings associations, commercial banks, mortgage banking companies, finance companies, insurance companies, credit unions, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks and savings associations is particularly strong. Commercial banks and other savings associations have a significant number of branch offices in the areas in which the Company operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, loan-to-value ("LTV") ratios, loan fees and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Company's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities or loans with adequate yields. There can be no assurance that the Company will be able to effect such actions on satisfactory terms.

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

     Under prior law, any company, regardless of the nature of the business in which it was engaged, could qualify as a unitary savings and loan holding company. Legislation enacted in 1999 provided that any company engaged in activities not permitted for a financial holding company under the Bank Holding Company Act would no longer qualify as a unitary savings and loan holding company. Existing unitary savings and loan holding companies engaged in non-financial related activities were "grandfathered" and may continue to engage in such activities. However, such rights are not transferable to any other company not otherwise qualified to own or control a savings association.

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

     LIQUID ASSETS

     Under OTS regulations, for each calendar quarter, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement was 4% during each of the years 2000, 1999 and 1998. The liquidity requirement may be changed by the OTS to any amount between 4% and 10% depending upon certain factors. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 2000, 1999 and 1998.

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

     The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action regulation as of December 31, 2000 and is not subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since December 31, 2000 which would change the Bank's capital classification. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management."

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

     For further information regarding dividend payments, refer to note 27 of the Company's Notes to Consolidated Financial Statements.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Dividend distributions made to GS Holdings, as the sole owner of the Bank's common and preferred stock, in each case in excess of the greater of the Bank's current or accumulated earnings and profits, as well as any distributions in dissolution or in redemption or liquidation of stock, excluding preferred stock meeting certain conditions, may cause the Bank to recognize a portion of its tax bad debt reserves as income. Accordingly, this could cause the Bank to make payments to GS Holdings under the Tax Sharing Agreement (as defined herein). As a result, GS Holdings may be required to make payments to the Company and, for tax periods prior to the September 11, 1998 deconsolidation from the Mafco Holdings group, the Company may be required to make tax payments to Mafco Holdings under the Tax Sharing Agreement.

     QUALIFIED THRIFT LENDER TEST

     Unless a savings association is a qualified thrift lender (a "QTL"), both it and its holding company are subject to certain restrictions on their activities. In order to be a QTL, either (a) at least 65% of the savings association's portfolio assets must be qualified thrift investments or (b) the savings association must meet the asset composition test under the Internal Revenue Code for a "domestic building and loan association." The restrictions to which a savings association that is not a QTL is subject include restrictions on its ability to obtain advances from the FHLB, to establish branches and to pay dividends. A holding company whose savings association is not a QTL must register as a bank holding company and be subject to all of the restrictions of the Bank Holding Company Act of 1956.

     The Bank's qualified thrift investments primarily consist of residential mortgage loans and mortgage securities, home equity loans, small business loans and FHLB stock and accrued dividends. At December 31, 2000, approximately 93.13% of the Bank's portfolio assets were qualified thrift investments. At that date, the Bank also met the asset composition test under the Internal Revenue Code for a domestic building and loan association.

     FDIC ASSESSMENTS

     The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 2000 was 0 basis points.

     Since January 1997, institutions with Bank Insurance Fund ("BIF") deposits have been required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation ("FSLIC"). Until December 31, 1999, the FICO assessment rate for BIF deposits was only one-fifth of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments added to deposit insurance premiums were 5.0 basis points for SAIF deposits during 1999. Since January 1, 1997, FICO payments have been paid directly by SAIF and BIF institutions in addition to deposit insurance assessments. Effective January 1, 2000, the FICO assessment rate is equal for SAIF and BIF deposits. The Bank's
SAIF plus FICO assessment during 2000 was approximately 2.04 basis points (annualized).

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

     Sections 23A and 23B require generally that all transactions between a savings association and its affiliates be on terms and conditions and under circumstances that are at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Section 23A also limits the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with its affiliates. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; with certain exceptions, a purchase of assets from an affiliate; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. During 2000, 1999, and 1998, the Bank had no covered transactions.

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

ITEM 2.  PROPERTIES

     The executive offices of the Bank and the Company are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-1100. The Bank leases approximately 97,000 square feet in the building in which its executive offices are located, under a lease expiring in 2006. The Bank maintains its Data Center in a portion of a 216,000 square foot facility in West Sacramento, California under a lease expiring in 2001. The five-year option to extend this lease to 2006 is expected to be exercised.

      The Company and its subsidiaries occupied additional executive, administrative and operational space at 26 sites in California, Maryland, Texas and Montana as of December 31, 2000. These sites included approximately 413,000 owned square feet (4 sites) and 417,000 leased square feet (22 sites) with lease expirations ranging from 2001 to 2011. During 2000, administrative operations were consolidated out of approximately 136,000 square feet of which 106,000 square feet was sold and 30,000 square feet was terminated under lease expiration.

     At December 31, 2000, the Bank operated a total of 354 retail branches in California and Nevada which included approximately 1,003,000 owned square feet (127 branches) and 1,206,000 leased square feet (227 branches) with lease expirations ranging from 2001 to 2034. Some of these retail branches were multi-purpose facilities, housing loan production and administrative space in addition to retail space. FNMC operated seven loan production offices in California, Maryland, Nevada and Pennsylvania. These offices were independent of branch facilities and included approximately 52,000 leased square feet with expirations ranging from 2001 to 2006.

     The Bank is responsible for various facilities not occupied by the Company or its subsidiaries as a result of branch and operational consolidations from the 1996 acquisitions of Home Federal Corporation and San Francisco Federal (the "1996 Acquisitions"), the acquisition of 100% of the outstanding stock of Cal Fed and Old California Federal (as defined herein) (the "Cal Fed Acquisition"), the merger with Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") and certain branch purchases. During 2000, 16 sites were disposed of and included approximately 58,000 square feet. Of this, 8,000 owned square feet were sold and 50,000 leased square feet were terminated. As of December 31, 2000, there were 39 branch sites not occupied by the Company or its subsidiaries, of which 27 sites were leased or subleased generating income, leaving 12 sites unoccupied. In addition, there were three administrative facilities not occupied by the Company or its subsidiaries. All three of the sites were leased or subleased, generating income.

     A  state-by-state   breakdown  of  all  retail   branches,   administrative
facilities and loan production offices operated by the Bank at December 31, 2000 is shown in the following table:


                        Branches                 Administrative Facilities      Loan Production Facilities
                ---------------------------      -------------------------      --------------------------
                Owned     Leased     Vacant      Owned    Leased    Vacant      Owned    Leased     Vacant
                -----     ------     ------      -----    ------    ------      -----    ------     ------
Arizona           --         --        --         --         1        --         --         --        --
California       120        218        39          3        18         2         --          5        --
Florida           --         --        --         --        --         1         --         --        --
Maryland          --         --        --          1         1        --         --         --        --
Montana           --         --        --         --         1        --         --         --        --
Nevada             7          9        --         --        --        --         --          1        --
Pennsylvania      --         --        --         --         1        --         --         --        --
Texas             --         --        --         --         4        --         --          1        --
                 ---        ---        --         --        --        --         --         --        --
      Total      127        227        39          4        26         3         --          7        --
                 ===        ===        ==         ==        ==        ==         ==        ===        ==

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

     On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Court of Claims Judge has been appealed by the Government and the damage award by the second Court of Claims Judge has been appealed by the Bank. After all appellate briefs were filed, oral argument in the Federal Circuit Court of Appeals took place in conjunction with the appellate argument in the Glendale Goodwill Litigation (as defined herein) on July 7, 2000, but the Court of Appeals has not yet rendered a decision.

GLENDALE GOODWILL LITIGATION

     By virtue of the Glen Fed Merger (as defined herein), the Bank is also a plaintiff in a claim against the United States in a second lawsuit, Glendale Federal Bank v. United States, No. 90-772C (the "Glendale Goodwill Litigation"). In the Glendale Goodwill Litigation, Glendale Federal sued the Government contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In 1992, the Claims Court found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

     The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank, and on February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. No further proceedings have been taken in the case since the Court of Appeals' February 16 decision, and the Bank continues to pursue vigorously its case for damages against the Government.

BARTOLD V. GLENDALE FEDERAL BANK ET AL

     On September 18, 1995, four plaintiffs commenced an action in Superior Court of California, County of Orange, alleging that the defendants Glendale Federal, to which the Bank is a successor by merger, and Verdugo Trustee Service Corporation ("Verdugo"), a wholly owned subsidiary of the Bank, failed timely to record their release of the mortgage interest following payoffs of residential mortgage loans and, in at least some instances, improperly required borrowers to pay fees for these releases. The plaintiffs' complaint seeks relief for the named plaintiffs, as well as purportedly for all others similarly situated in California and throughout the United States and the general public, on causes of action for violation of California Civil Code Section 2941 and California Business and Professions Code Section 17200, breach of contract, fraud and unjust enrichment. The plaintiffs seek statutory damages of $300 for each supposed, separate violation of Section 2941 by Glendale Federal and Verdugo, restitution, punitive damages, injunctive relief and attorney's fees, among other things.

     In October 1997, the trial court granted summary judgment for the defendants. In June 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. The Bank believes that it has meritorious defenses to the claim and intends to continue to contest it vigorously.

OTHER LITIGATION

     In addition to the matters described above, Golden State and its subsidiaries are involved in other legal proceedings and claims incidental to the normal conduct of their business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on Golden State, GS Holdings, or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The common stock of Golden State trades on the New York Stock Exchange ("NYSE") under the symbol "GSB" and is also listed on the Pacific Exchange ("PE"). The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock and of the LTW(TM)s (as defined herein):

                                    Common Stock            LTW(TM)s
                                  -----------------      ---------------
                                   High        Low        High      Low
                                  ------     ------      -----     -----
Year Ended December 31, 2000
       First Quarter              $16.56     $12.44      $1.44     $0.88
       Second Quarter              19.69      14.13       1.34      1.03
       Third Quarter               23.75      18.19       1.44      1.03
       Fourth Quarter              31.50      21.00       1.63      1.16

Year Ended December 31, 1999
       First Quarter              $24.50     $16.50      $5.56     $4.06
       Second Quarter              26.56      21.63       5.34      1.14
       Third Quarter               23.56      17.38       1.75      1.13
       Fourth Quarter              22.25      16.25       1.25      0.69

     At the close of business on February 28, 2001, the Company's common stock and LTW(TM) prices were $27.40 and $1.31 per share, respectively.

NUMBER OF HOLDERS OF COMMON STOCK

     At February 28, 2001, 134,954,683 shares of Company common stock were outstanding and held by 6,168 holders of record. Also at February 28, 2001, 83,484,458 LTW(TM)s were outstanding and held by 5,993 holders of record.

DIVIDENDS

     Dividends on Golden State's common stock of $0.10 per share in each of the third and fourth quarters totalled $26.4 million for 2000. No dividends were paid in 1999 and 1998. See discussion of dividend restrictions in note 27 of the Company's Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The data presented below represents selected financial data relative to the Company for each of the years in the five-year period ended December 31, 2000.


                                                                             Year Ended December 31,
                                                         ------------------------------------------------------------
                                                         2000 (1)     1999 (2)     1998 (3)     1997 (4)     1996 (5)
                                                         ----         ----         ----         ----         ----
                                                               (dollars in millions, except per share data)
SELECTED OPERATING DATA
Interest income                                          $4,106       $3,652       $2,585       $2,128       $1,246
Interest expense                                          2,959        2,466        1,820        1,499          848
Net interest income                                       1,147        1,186          765          629          398
Provision for loan losses                                    --           10           40           80           40
Noninterest income                                          440          400          418          331          634
Noninterest expense                                         913          907          741          642          484
Income before income taxes, minority interest
     and extraordinary items                                674          669          402          238          508
Income tax expense (benefit) (6)                            137          186         (107)          41          (76)
Minority interest: provision in lieu of
     income tax expense (6)                                 162          123           --           --           --
Minority interest: other (7)                                 28           39          111          102           48
Income before extraordinary items                           347          321          398           95          536
Extraordinary items - gain (loss) on early
     extinguishment of debt, net                              3            2         (150)          --           (2)
Net income available to common stockholders                 350          323          248           95          534


Earnings per common share:
     Basic:
               Income before extraordinary items          $2.50        $2.45        $5.00        $1.67        $9.44
               Net income                                  2.52         2.47         3.11         1.67         9.41
     Diluted:
               Income before extraordinary items           2.44         2.29         4.88         1.67         9.44
               Net income                                  2.46         2.31         3.04         1.67         9.41



SELECTED PERFORMANCE RATIOS
Return on average assets (8)                               0.59%        0.58%        0.63%        0.31%        3.12%
Return on average common equity (9)                       20.25        20.96        27.38        27.42       127.68
Average equity to average assets                           2.91         2.75         2.30         1.13         2.44
Yield on interest-earning assets (10)                      7.28         6.97         7.21         7.51         7.74
Cost of interest-bearing liabilities (11)                  5.26         4.69         5.05         5.28         5.29
Net interest margin (12)                                   2.05         2.27         2.13         2.21         2.47
Efficiency ratio of the Bank (13)                         47.85        47.38        49.38        50.76        54.33
Dividend payout ratio (14)                                 7.94           --           --           --           --


RATIO OF EARNINGS TO COMBINED FIXED
     CHARGES AND MINORITY INTEREST (15)
Excluding interest on deposits                             1.22x        1.29x        1.25x        1.16x        1.95x
Including interest on deposits                             1.15         1.19         1.15         1.08         1.51

                                                                            December 31,
                                                  -------------------------------------------------------------------
                                                  2000 (1)      1999 (2)       1998 (3)       1997 (4)       1996 (5)
                                                  ----          ----           ----           ----           ----
                                                               (dollars in millions, except per share data)
SELECTED FINANCIAL DATA
Securities available for sale                     $   641       $ 1,076        $   771        $   813        $   542
Securities held to maturity                           588           185            251             58              4
Mortgage-backed securities available for sale       9,867        13,765         12,948          5,077          1,599
Mortgage-backed securities held
      to maturity                                   2,887         2,150          2,771          1,338          1,622
Loans receivable, net                              39,593        33,953         30,281         19,424         10,213
Total assets                                       60,517        57,019         54,869         31,362         16,635

Deposits                                           23,430        23,036         24,620         16,203          8,502
Securities sold under agreements
      to repurchase                                 4,511         5,482          4,238          1,842          1,583
Borrowings                                         28,801        25,669         22,376         11,233          5,365
Total liabilities                                  57,866        54,957         52,694         29,981         15,850
Minority interest                                     500           500            593          1,012            460
Stockholders' equity                                2,151         1,562          1,582            369            325

Common shares outstanding                     134,320,658   122,242,588    128,597,769     56,722,988     56,722,988
Diluted shares outstanding                    143,797,709   138,692,802    139,427,759     56,722,988     56,722,988

Book value per diluted share                       $14.96        $11.26         $11.34          $6.51          $5.74
Tangible book value per diluted share               10.15          5.35           4.72          (5.40)          3.26

REGULATORY CAPITAL RATIOS OF THE BANK
Tangible capital                                     6.30%         5.81%          5.29%          5.65%          7.17%
Core capital                                         6.30          5.81           5.29           5.65           7.17
Risk-based capital:
      Core capital                                  11.58         11.36          10.27          10.14          11.50
      Total capital                                 13.08         12.89          11.69          11.93          13.62

SELECTED OTHER DATA
Number of full service customer facilities            354           349            358            225            116
Loans serviced for others (16)                    $85,772       $75,782        $68,803        $47,933        $44,034
Full-time equivalent staff (FTE)                    7,834         7,578          8,003          4,983          3,415
Non-performing assets as a
       % of the Bank's total assets                  0.23%         0.35%          0.57%          0.87%          1.36%

-----------------
(1) 2000 earnings includes gains on the early extinguishment of debt of $3.0 million, net of tax.

(2) On April 16, 1999, the Company acquired twelve retail branches with deposits of $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation and Wells Fargo Bank, N.A. (the "Nevada Purchase"). During April 1999, FNMC sold servicing rights on approximately 49,000 loans with an unpaid principal balance of $2.0 billion (the "1999 Servicing Sale"). In August 1999, the Company sold deposits totalling $70.1 million to Humboldt Bank. Noninterest income for the year ended December 31, 1999 includes pre-tax gains of $16.3 million from the sale of mortgage servicing rights ("MSRs") and $2.3 million on the sale of deposits. During 1999, the Company redeemed the remaining 925,640 shares of the Bank Preferred Stock for a total redemption price of $97.6 million, resulting in $5.1 million of expenses and tender premiums, reflected as minority interest on the Company's 1999 consolidated statement of income.

                                              (Footnotes continued on next page)

(3) On September 11, 1998, Glendale Federal Bank merged with and into the Bank (the "Glen Fed Merger"), causing the Company to acquire assets with fair values totalling approximately $18.8 billion and liabilities (including deposit liabilities) with fair values totalling approximately $17.7 billion. In addition, on September 11, 1998, the Company consummated the sale of its Florida deposit franchise to Union Planters Bank (the "Florida Branch Sale"), with associated deposit accounts totalling $1.4 billion, which resulted in a pre-tax gain of $108.9 million. Noninterest expense for the year ended December 31, 1998 includes $59.2 million in merger and integration costs. During 1998, GS Escrow Corp. issued $2 billion in debt securities to fund, in part, the Refinancing Transactions (as defined herein). The Company purchased 3,806,660 shares of the two outstanding series of Bank Preferred Stock in the Bank Preferred Stock Tender Offers (as defined herein) for a total redemption price of $423.0 million, resulting in $36.9 million of expenses and tender premiums, reflected as minority interest expense on the Company's 1998 consolidated statement of income. In addition, during 1998, the Company purchased the FN Holdings Notes (as defined herein) in the Debt Tender Offers (as defined herein) for an aggregate purchase price of $1.1 billion. Further, the Company defeased the 12 1/2% Parent Holdings Notes (as defined herein) in the Parent Holdings Defeasance (as defined herein) for an aggregate purchase price, including accrued interest payable, of $553.7 million. The after-tax premiums and expenses paid in connection with such purchases (which, together with the Bank Preferred Stock Tender Offers, are referred to as the "Refinancing Transactions") totalled $150.3 million and are reflected as an extraordinary loss on the Company's 1998 consolidated statement of income.

(4) On January 3, 1997, the Company acquired assets with fair values totalling approximately $14.2 billion and liabilities (including deposit liabilities) with fair values totalling approximately $12.9 billion in the Cal Fed Acquisition. In addition, on May 31, 1997, the Company acquired a $3.2 billion loan servicing portfolio (the "Weyerhaeuser Purchase"). Noninterest income for the year ended December 31, 1997 includes pre-tax gains of $14.0 million on the sale of MSRs (the "1997 Servicing Sale"), $25 million on the sale of Affiliated Computer Services ("ACS") stock, and $3.6 million on the sale of deposits. Noninterest expense for the year ended December 31, 1997 includes a $29.0 million provision for professional fees and unreimbursable costs related to the foreclosure of 1-4 unit residential loans serviced for others.

(5) On January 31, 1996, FNMC consummated the LMUSA Purchase, acquiring a $14.1 billion loan servicing portfolio. On February 1, 1996, the Company acquired San Francisco Federal ("SFFed Acquisition"), with assets at fair values totalling approximately $4 billion and liabilities (including deposit liabilities) with fair values totalling approximately $3.8 billion. During the year ended December 31, 1996, the Company closed the sale of several of its branches, with associated deposit accounts totalling $4.6 billion ("Branch Sales"). Noninterest income for the year ended December 31, 1996 includes pre-tax gains of $363.3 million related to the Branch Sales. Noninterest expense for the year ended December 31, 1996 includes a pre-tax charge of $60.1 million related to a special SAIF assessment.

(6) Income tax benefit for 1996 includes the recognition of a deferred tax benefit of $125 million, offset by federal alternative minimum tax ("AMT") reduced to the extent of 90% by net operating loss carryovers and state tax generally at an assumed rate of 8%. Income tax expense for 1997 and the first half of 1998 represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 11%. On June 30, 1998, the Bank recorded a $250 million reduction of the valuation allowance related to its deferred tax asset. Income tax expense for the second half of 1998 and for 1999 represents an effective tax rate of 42%. 1999 income tax expense includes a $122.7 million tax benefit based on the actual filing of the Mafco Group (as defined herein) and Golden State 1998 consolidated federal income tax returns. The tax benefit is fully offset by an increase in minority interest expense. 2000 income tax expense includes a $161.7 million tax benefit as a result of a reduction of the valuation allowance on its deferred tax asset based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the status of Mafco's, including the Company's, audits for the years 1991 through 1995. This tax benefit is fully offset by an increase to minority interest expense. Golden State's effective state tax rate declined to 6% in 2000 from 8% in 1999 as a result of changes in management's estimates of the expected state tax liability of the Company.

                                              (Footnotes continued on next page)

(7) Represents dividends on the REIT Preferred Stock (as defined herein), net of related tax benefit, the preferred stock of FN Holdings ("FN Holdings Preferred Stock") and the Bank Preferred Stock. The REIT Preferred Stock was issued on January 31, 1997. Minority interest for the years ended December 31, 1999 and 1998 also includes early redemption premiums on the Bank Preferred Stock. A 20% minority interest in Auto One is included beginning in 1998.

(8) Return on average assets represents net income as a percentage of average assets for the periods presented.

(9) Return on average common equity represents net income as a percentage of average common equity for the periods presented.

(10) Yield on interest-earning assets represents interest income as a percentage of average interest-earning assets.

(11) Cost of interest-bearing liabilities represents interest expense as a percentage of average interest-bearing liabilities.

(12) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(13) Efficiency  ratio  represents   noninterest  expense  reduced  by  goodwill
     amortization as a percentage of net interest income plus noninterest income (each component adjusted for non-recurring items).

(14) Dividend payout ratio represents dividends per share as a percentage of basic net income per share.

(15) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest consist of income before income taxes, minority interest and extraordinary items. Fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits.

(16) Includes loans serviced by the Bank and its subsidiaries, excluding loans serviced for the Bank by FNMC and including non-residential loans serviced for others.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis ("MD&A") should be read in conjunction with the Consolidated Financial Statements of Golden State and the notes thereto included elsewhere in this Form 10-K. The following discussion includes historical information relating to Golden State, including the effect of the Golden State Acquisition, which was consummated on September 11, 1998. For specific information regarding this acquisition, see note 3 of the Company's Notes to Consolidated Financial Statements.

     For a discussion of the impact to the Company of recent accounting changes, refer to note 2 of the Company's Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Based in San Francisco, Golden State is the indirect, publicly traded parent of California Federal, a full-service, community oriented bank, that serves consumers and small businesses in California and Nevada. At December 31, 2000, it was the second largest thrift in the U.S. with $60.5 billion in assets and 354 branches.

     Golden State reported net income for 2000 of $350.5 million, or $2.46 per diluted share, compared with net income of $323.2 million in 1999, or $2.31 per diluted share. Net income for 2000 included gains on the early extinguishment of debt, net of tax, of $3.0 million.

     Net income for 1999 included the following non-recurring items, net of tax: a $9.4 million gain from the 1999 Servicing Sale, $3.2 million in minority interest expense related to the redemption of the Bank Preferred Stock and a $2.5 million gain on the early extinguishment of debt.

     Excluding these non-recurring items, operating net income for 2000 was $347.5 million, or $2.44 per diluted share, compared with operating net income for 1999 of $314.5 million, or $2.24 per diluted share.

     The following table shows Golden State's consolidated average balance sheet for the past three years, with the related interest income, interest expense, and average interest rates for the periods presented. Average balances are calculated on a daily basis. The year-to-year comparisons set forth below include the effect of the Company's acquisitions and dispositions during the periods involved.

                                                                            Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                        2000                         1999                            1998
                                            ---------------------------    ---------------------------   ---------------------------
                                            Average             Average    Average             Average    Average            Average
                                            Balance   Interest   Rate      Balance   Interest   Rate      Balance   Interest  Rate
                                            -------   --------   ----      -------   --------   ----      -------   --------  ----
                                                                              (dollars in millions)
ASSETS
   Interest-earning assets (1):
      Securities and interest-bearing
         deposits in banks (2)              $ 1,424   $   90     6.34%     $ 1,554   $  100     6.45%     $ 1,121    $   77    6.84%
      Mortgage-backed securities
          available for sale                 12,017      800     6.66       13,706      873     6.37        7,952       483    6.07
      Mortgage-backed securities
          held to maturity                    2,730      206     7.56        2,392      178     7.43        1,753       134    7.67
      Loans held for sale                       837       63     7.48        1,659      110     6.60        1,652       116    7.01
      Loans receivable, net:
         Residential                         29,800    2,108     7.07       24,723    1,726     6.98       16,583     1,221    7.36
         Commercial real estate               5,711      465     8.13        5,427      416     7.67        5,019       401    7.99
         Commercial banking                     519       52     9.96          514       48     9.40          174        17    9.77
         Consumer                               763       78    10.27          649       62     9.59          549        52    9.54
         Auto                                 1,294      151    11.64          635       80     12.50         447        48   10.58
                                            -------   ------               -------   ------               -------    ------
      Loans receivable, net                  38,087    2,854     7.49       31,948    2,332     7.30       22,772     1,739    7.64
      FHLB stock                              1,301       93     7.14        1,113       60     5.36          623        36    5.78
                                            -------   ------              -------    ------               -------    ------
      Total interest-earning assets          56,396    4,106     7.28%      52,372    3,653     6.97%      35,873     2,585    7.21%
                                                      ------                         ------                          ------
   Noninterest-earning assets                 3,070                          3,735                          3,424
                                            -------                        -------                        -------
      Total assets                          $59,466                        $56,107                        $39,297
                                            =======                        =======                        =======

LIABILITIES, MINORITY INTEREST
   AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
      Deposits                              $23,240   $  928     3.99%     $23,902   $  888     3.72%     $18,856    $  791    4.20%
      Securities sold under agreements
         to repurchase (3)                    5,380      352     6.45        5,057      266     5.18        2,805       154    5.40
      Borrowings (3)                         27,407    1,679     6.10       23,613    1,313     5.56       14,390       875    6.08
                                            -------   ------              -------    ------               -------    ------
      Total interest-bearing liabilities     56,027    2,959     5.26%      52,572    2,467     4.69%      36,051     1,820    5.05%
                                                      ------
   Noninterest-bearing liabilities            1,210                          1,453                          1,463
   Minority interest                            498                            540                            878
   Stockholders' equity                       1,731                          1,542                            905
                                            -------                        -------
      Total liabilities, minority interest
         and stockholders' equity           $59,466                        $56,107                        $39,297
                                            =======                        =======                        =======
   Net interest income                                $1,147                         $1,186                          $  765
                                                      ======                         ======                          ======
   Interest rate spread                                          2.02%                        2.28%                            2.16%
                                                                 ====                         ====                             ====
   Net interest margin                                           2.05%                        2.27%                            2.13%
                                                                 ====                         ====                             ====
   Average equity to average assets                              2.91%                        2.75%                            2.30%
                                                                 ====                         ====                             ====

------------------
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                                           Year Ended December 31,
                                                         -----------------------------------------------------------
                                                                2000 vs. 1999                    1999 vs. 1998
                                                         ---------------------------     ---------------------------
                                                         Increase (Decrease) Due To      Increase (Decrease) Due To
                                                         ---------------------------     ---------------------------
                                                         Volume      Rate        Net     Volume     Rate         Net
                                                         ------      ----        ---     ------     ----         ---
                                                                                 (in millions)
INTEREST INCOME:
Securities and interest-bearing deposits in banks        $  (8)     $  (2)      $(10)    $   27      $  (4)    $   23
Mortgage-backed securities available for sale             (116)        43        (73)       365         25        390
Mortgage-backed securities held to maturity                 25          3         28         48         (4)        44
Loans held for sale                                        (63)        16        (47)        --         (6)        (6)
Loans receivable, net                                      460         62        522        666        (73)       593
FHLB stock                                                  11         22         33         27         (3)        24
                                                         -----      -----       ----     ------      -----     ------
       Total                                               309        144        453      1,133        (65)     1,068
                                                         -----      -----       ----     ------      -----     ------

INTEREST EXPENSE:
Deposits                                                   (24)        64         40        169        (72)        97
Securities sold under agreements to repurchase              18         68         86        118         (6)       112
Borrowings                                                 228        138        366        506        (68)       438
                                                         -----      -----       ----     ------      -----     ------
       Total                                               222        270        492        793       (146)       647
                                                         -----      -----       ----     ------      -----     ------

Change in net interest income                            $  87      $(126)      $(39)    $  340      $  81     $  421
                                                         =====      =====       ====     ======      =====     ======

     YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     INTEREST INCOME. Total interest income was $4.1 billion for 2000, an increase of $453.5 million from 1999. Total interest-earning assets for 2000 averaged $56.4 billion, compared to $52.4 billion for the corresponding period in 1999, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during 2000 increased to 7.28% from 6.97% for 1999, primarily due to a higher percentage of loans to total earning assets and the repricing of variable-rate earning assets.

     Golden State earned $2.9 billion of interest income on loans receivable for 2000, an increase of $520.5 million from 1999. The average balance of loans receivable was $38.1 billion for 2000, compared to $31.9 billion for 1999. The weighted average rate on loans receivable increased to 7.49% for 2000 from 7.30% for 1999. The increase in the average balance reflects an increase in loan origination activity and new auto loan production from the Downey Acquisition. The increase in the weighted average rate reflects the repricing of variable-rate loans, an increase in the prime rate on commercial banking loans and comparatively higher market rates in 2000, partially offset by lower rates on new purchases of prime auto loans, including those purchased in the Downey Acquisition.

     Golden State earned $62.6 million of interest income on loans held for sale for 2000, a decrease of $46.9 million from 1999. The average balance of loans held for sale was $837 million for 2000, a decrease of $822 million from 1999, primarily attributed to a reduction in fixed-rate originations due to higher interest rates, coupled with longer holding periods for loans held for sale in 1999. The weighted average rate on loans held for sale increased to 7.48% for 2000 from 6.60% for 1999, primarily due to higher market interest rates.

     Interest income on mortgage-backed securities available for sale was $800.4 million in 2000, a decrease of $72.4 million from 1999. The average portfolio balance decreased during 2000 by $1.7 billion, to $12.0 billion for 2000. The weighted average yield on these assets increased from 6.37% for 1999 to 6.66% for 2000. The decrease in the volume and the increase in the weighted average yield are primarily due to the reclassification of $1.1 billion in
mortgage-backed  securities  to  the  held-to-maturity  portfolio,   run-off  of
existing portfolios and the sale of approximately $1.4 billion in mortgage-backed securities during 2000, partially offset by the impact of purchases.

     Interest income on mortgage-backed securities held to maturity was $206.5 million for 2000, an increase of $28.8 million from 1999. The average portfolio balance increased during 2000 by $338.0 million, to $2.7 billion for 2000, primarily attributed to the reclassification of $1.1 billion in mortgage-backed securities from the available for sale portfolio, partially offset by the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average yields for 2000 and 1999 were 7.56% and 7.43%, respectively.

     Interest income on securities and interest-bearing deposits in other banks was $90.5 million for 2000, a decrease of $9.7 million from 1999. The average portfolio balance was $1.4 billion for 2000 and $1.6 billion for 1999. The lower weighted average yield of 6.34% for 2000, compared to 6.45% for 1999 reflects $2.4 million and $7.7 million, respectively, in interest income on federal income tax refunds related to California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition ("Old California Federal") for periods prior to the Golden State Acquisition for which there are no corresponding assets.

     Dividends on FHLB stock were $92.9 million for 2000, an increase of $33.2 million from 1999. The average balance outstanding during 2000 and 1999 was $1.3 billion and $1.1 billion, respectively. The weighted average dividend on FHLB stock increased to 7.14% for 2000 from 5.36% for 1999. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $3.0 billion for 2000, an increase of $492.6 million from 1999. The increase is primarily the result of additional borrowings under FHLB advances and securities sold under agreements to repurchase used to fund loans and offset the reduction in average deposit balances, coupled with an overall higher interest rate environment.

     Interest expense on deposits, including Brokered Deposits, was $928.4 million for 2000, an increase of $40.1 million from 1999. The average balance of deposits outstanding decreased from $23.9 billion for 1999 to $23.2 billion for 2000. The decrease in the average balance includes declines in the average balance of certificates of deposit, custodial accounts, passbook savings and money market accounts, offset in part by an increase in the average balance of customer checking accounts. These changes reflect the Company's focus during 2000 on consumer checking account growth. The overall weighted average cost of deposits increased to 3.99% for 2000 from 3.72% for 1999, primarily due to rising market interest rates.

     Interest expense on securities sold under agreements to repurchase totalled $352.1 million for 2000, an increase of $86.6 million from 1999. The average balance of such borrowings for 2000 and 1999 was $5.4 billion and $5.1 billion, respectively. The increase is primarily attributed to the funding of loans and the purchase of mortgage-backed securities during 1999, as well as deposit run-off. The weighted average interest rate on these instruments increased to 6.45% for 2000 from 5.18% for 1999, primarily due to an increase in market interest rates on new borrowings in 2000 compared to 1999.

     Interest expense on borrowings totalled $1.7 billion for 2000, an increase of $365.9 million from 1999. The average balance outstanding for 2000 and 1999 was $27.4 billion and $23.6 billion, respectively. The weighted average interest rate on these instruments increased to 6.10% for 2000 from 5.56% for 1999, primarily due to higher prevailing market interest rates in 2000. The higher volume reflects the increase in FHLB advances used to fund loans and the purchase of mortgage-backed securities during 1999.

     NET INTEREST INCOME. Net interest income was $1.1 billion for 2000, a decrease of $39.1 million from 1999. The interest rate spread declined to 2.02% for 2000 from 2.28% for 1999, primarily as a result of maturities and repayments of lower rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively higher rates. The effect of higher rates on liabilities was partially offset by higher yielding assets replenishing asset run-off in a rising rate environment and the repricing of variable-rate assets.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sales of assets, was $440.8 million for 2000, representing an increase of $40.8 million from 1999. Noninterest income includes the following components in each of the years ended December 31, 2000, 1999 and 1998:

                                                                          Year Ended December 31,
                                                                  ----------------------------------
                                                                    2000         1999         1998
                                                                  --------     --------     --------
                                                                            (in thousands)
Noninterest income:
     Loan servicing fees, net                                     $176,159     $127,834     $109,203
     Customer banking fees and service charges                     196,969      187,022      121,283
     Gain on sale, settlement and transfer of loans, net            49,730       32,885       54,217
     (Loss) gain on sale of assets, net                            (13,426)      21,699          193
     Gain on sale of branches, net                                      --        2,343      108,825
     Other income                                                   31,333       28,211       23,896
                                                                  --------     --------     --------
         Total noninterest income                                 $440,765     $399,994     $417,617
                                                                  ========     ========     ========

     Loan servicing fees, net of amortization of MSR and pass-through interest expense, were $176.2 million for 2000, compared to $127.8 million for 1999. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $72.9 billion at December 31, 1999 to $84.1 billion at December 31, 2000. Incremental loan servicing fees were partially offset by amortization of MSRs and pass-through interest expense. MSR amortization for 2000 decreased by $8.3 million from 1999 due to a reduction in the estimated prepayment rate, partially offset by a higher MSR basis. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 2000, with an average prepayment rate on loans serviced for others of 9% during 2000, compared to 17% during 1999. Interest pass-through expense declined $8.4 million in 2000 compared to 1999, as a result of these lower prepayments on loans serviced for others.

     Customer banking fees were $197.0 million for 2000 compared to $187.0 million for 1999. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other security sales through Cal Fed Investments.

     Gain on sale, settlement and transfer of loans, net totalled $49.7 million for 2000, an increase of $16.8 million from 1999. During 2000, the Company recorded $20.5 million of reductions in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions present, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $20.5 million. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $9.8 million lower in 2000 compared to 1999. During 2000, California Federal sold $5.1 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $9.7 billion of such sales for 1999, while the gains on such sales increased $3.5 million between the two periods. In addition, the gain on sale was reduced in 1999 by $2.7 million, reflecting lower of cost or market adjustments.

     Net loss on sale of assets totalled $13.4 million for 2000, compared to a net gain of $21.7 million for 1999. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.5 million gain from the sale of $699.2 million mortgage-backed securities with an average yield of 7.27% during the fourth quarter and a $1.3 million gain from the sale of interest rate swaps with a notional amount of $150.0 million in August 2000. It is expected that these sales will benefit both the net interest margin and the Company's interest rate sensitivity in future periods. The $21.7 million gain reported in 1999 primarily relates to the $16.3 million gain on the Servicing Sale.

     Net gain on sale of branches of $2.3 million in 1999 relates to the sale of the Eureka and Ukiah branches. There were no branch sales in 2000.

     Other noninterest income was $31.3 million for 2000, an increase of $3.1 million from 1999, primarily attributed to IPS float commissions for property tax payments.

NONINTEREST EXPENSE. Total noninterest expense was $913.2 million for 2000, an increase of $6.6 million from 1999. Noninterest expense for 2000 included increases of $35.8 million in compensation expense and $12.4 million in occupancy and equipment expense. These increases were partially offset by decreases of $17.0 million in other noninterest expense, $11.3 million in professional fees, $7.7 million in specific merger and integration costs incurred in 1999 in connection with the Golden State Acquisition and $7.0 million in amortization of intangible assets. Noninterest expense includes the following components in each of the years ended December 31, 2000, 1999 and 1998:

                                                   Year Ended December 31,
                                             ----------------------------------
                                               2000        1999          1998
                                             --------     --------     --------
                                                       (in thousands)
Noninterest expense:
   Compensation and employee benefits        $427,362     $391,597     $293,982
   Occupancy and equipment                    160,820      148,411       99,746
   Professional fees                           41,381       52,667       56,360
   Loan expense                                17,018       17,200       24,843
   Foreclosed real estate operations, net      (4,690)      (6,411)      (6,152)
   Amortization of intangible assets           62,717       69,724       53,415
   Merger and integration costs                    --        7,747       59,162
   Other expense                              208,631      225,674      159,307
                                             --------     --------     --------
      Total noninterest expense              $913,239     $906,609     $740,663
                                             ========     ========     ========

     Compensation and employee benefits expense was $427.4 million for 2000, an increase of $35.8 million from 1999. The increase is primarily attributed to normal salary increases and higher employment levels in expanding lines of business, including the impact of additional employees from the Downey Acquisition.

     Occupancy and equipment expense was $160.8 million for 2000, an increase of $12.4 million from 1999, primarily attributed to increased depreciation expense related to a change in the depreciable lives of personal computers and an increase in rent expense on leased facilities.

     Professional fees were $41.4 million for 2000, a decrease of $11.3 million from 1999, primarily due to legal and consulting fee expenses incurred in 1999 related to the two goodwill litigation cases and the Y2K project.

     Amortization of intangible assets was $62.7 million for 2000, a decrease of $7.0 million from 1999, primarily attributed to a lower goodwill base due to a $50.0 million reduction in goodwill in the first quarter of 2000, resulting from a reduction in the valuation allowance against the Company's deferred tax asset (see "- Provision for Income Tax"), and a $38.2 million reduction in goodwill resulting from an income tax refund received during the fourth quarter of 1999 related to Old California Federal. This decrease was partially offset by amortization expense related to the $7.7 million and $50.7 million in goodwill recorded in connection with the Downey Acquisition and the Nevada Purchase, respectively.

     Merger and integration costs were $7.7 million in 1999, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during 2000.

     Other noninterest expense was $208.6 million in 2000 compared to $225.7 million in 1999. The decline in operating expenses is primarily attributed to management's continued expense reduction efforts.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was zero in 2000, down from $10 million in 1999. The decrease in 2000 reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets. For further information, refer to "- Balance Sheet Analysis - Allowance for Loan Losses."

     PROVISION FOR INCOME TAX. During 2000, Golden State recorded gross income tax expense of $298.5 million, which was offset by a tax benefit of $161.7 million, resulting in net income tax expense of $136.8 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

     During 1999, Golden State recorded gross income tax expense of $309.2 million, which was offset by a tax benefit of $122.7 million, for a net income tax expense of $186.5 million. A provision in lieu of income taxes was recorded for the $122.7 million of pre-merger tax benefits, in the form of net operating losses and other items, which are retained by the previous owners of FN Holdings. The tax benefit adjustment resulted from the 1998 tax filings in 1999.

     Golden State's effective gross federal income tax rate was 38% during 2000 and 1999, while its federal statutory income tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 6% and 8% during 2000 and 1999, respectively. The effective state tax rate declined during 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

     MINORITY INTEREST. Minority interest expense for 2000 includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the first quarter reduction of the valuation allowance on the Bank's deferred tax asset (see note 26 of the Company's Notes to Consolidated Financial Statements). Minority interest expense for 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition. Dividends on the REIT Preferred Stock totalling $45.6 million were also recorded during 2000. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $18.6 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

     Minority interest for 1999 included a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $26.4 million, respectively. Minority interest expense relative to the REIT Preferred Stock is reflected net of related income tax benefit of $19.2 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $60.7 million in Bank Preferred Stock redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999. Minority interest expense for 1999 also included a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the acquisition of Gulf States Acceptance Corporation (the "GSAC Acquisition").

     EXTRAORDINARY ITEMS. During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in an extraordinary gain of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also during 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

     During 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% senior notes due September 1, 2004 (the "11.20% Senior Notes") assumed in the SFFed Acquisition, resulting in an extraordinary loss of $0.2 million, net of income taxes of $0.1 million, on the early extinguishment of debt. In addition during 1999, the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes of $1.9 million, on the early extinguishment of such borrowings.

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

     Interest expense on customer deposits, including Brokered Deposits, was $888.3 million for 1999, an increase of $97.2 million from 1998. The average balance of customer deposits outstanding increased from $18.9 billion for 1998 to $23.9 billion for 1999. The increase in the average balance is primarily a result of $11.3 billion in deposits assumed in the Golden State Acquisition, partially offset by $1.4 billion in deposits sold in the Florida Branch Sale, both of which occurred in the third quarter of 1998. In addition, $543 million in deposits at an average cost of 3.71% were assumed in the Nevada Purchase, which was consummated in April 1999. The overall weighted average cost of deposits declined to 3.72% for 1999 from 4.20% for 1998, primarily due to lower market interest rates and a change in the Bank's certificate of deposit pricing strategy, as well as the higher average balances of lower rate transaction accounts in 1999 compared to 1998 and the lower cost of funds on deposits assumed in the Golden State Acquisition and the Nevada Purchase.

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

     Interest expense on borrowings totalled $1.3 billion for 1999, an increase of $437.9 million from 1998. The average balance outstanding for 1999 and 1998 was $23.6 billion and $14.4 billion, respectively. The weighted average interest rate on these instruments decreased to 5.56% for 1999 from 6.08% for 1998, primarily due to lower prevailing market interest rates in 1999 and the net impact of the Refinancing Transactions. The higher volume includes the net impact of the Refinancing Transactions and the addition of $5.4 billion in FHLB advances assumed in the Golden State Acquisition, as well as the increase in FHLB advances used to fund the purchases of mortgage-backed securities and to fund the sale of deposits in the Florida Branch Sale.

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

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees and gains on sale and settlement of assets, was $400.0 million in 1999, a decrease of $17.6 million from 1998. Noninterest income included a $16.3 million pre-tax gain from the 1999 Servicing Sale and a gain on sale of branches of $108.8 million in 1998 (primarily due to the Florida Branch Sale). Excluding these non-recurring items, noninterest income was $383.7 million in 1999 compared with $308.8 million in 1998.

     Loan servicing fees, net of amortization of MSR and pass-through interest expense, were $127.8 million for 1999, compared with $109.2 million for 1998. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $65.4 billion at December 31, 1998 to $72.9 billion at December 31, 1999. Incremental loan servicing fees were partially offset by amortization related to higher average MSR basis in 1999 and pass-through interest expense. Loan servicing fees benefited from the slowdown in mortgage loan prepayments in 1999, with an average prepayment rate on loans serviced of 17% in 1999 versus 23% in 1998. Pass-through interest expense declined $4.5 million during 1999, also as a result of these lower prepayment rates on loans serviced for others.

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

     Gain on sale and settlement of loans totalled $32.9 million for 1999, a decrease of $21.3 million from 1998. The decrease is primarily attributed to lower gains on residential loans held for sale during 1999. During 1999, California Federal sold $9.7 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations for a gain of $14.9 million compared with $7.9 billion of such sales for a gain of $32.3 million in 1998. In addition, gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $3.9 million higher in 1998 compared with 1999.

     Net gain on sale of assets totalled $21.7 million in 1999, an increase of $21.5 million from 1998, primarily due to the 1999 Servicing Sale.

     Other noninterest income was $28.2 million in 1999 compared with $23.9 million in 1998. The increase in 1999 is primarily attributed to the receipt of a sales and use tax refund and an increase in disbursement float income.

     NONINTEREST EXPENSE. Total noninterest expense was $906.6 million in 1999, an increase of $165.9 million from 1998. Noninterest expense in 1999 included higher compensation, occupancy and equipment, goodwill amortization and other noninterest expense, attributed to the Golden State Acquisition and the Nevada Purchase. These increases were partially offset by a $51.4 million decrease in merger and integration costs incurred in connection with the Golden State Acquisition, as the majority of these costs were incurred in 1998.

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

     Professional fees, which are primarily legal, audit, and consulting fees, totalled $52.7 million and $56.4 million in 1999 and 1998, respectively. The decrease was primarily due to a reduction in expenses related to the two goodwill litigation cases.

     Loan expense was $17.2 million in 1999, a decrease of $7.6 million from 1998. The decrease is primarily attributed to an increase in FAS 91 deferred origination costs due to higher loan production activity during 1999 compared with 1998.

     Amortization of intangible assets was $69.7 million in 1999, an increase of $16.3 million from 1998, primarily due to the goodwill recorded in connection with the Golden State Acquisition and the Nevada Purchase.

     Merger and integration costs were $7.7 million and $59.2 million in 1999 and 1998, respectively, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. The majority of such costs were incurred in 1998.

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

     MINORITY INTEREST. Minority interest for 1999 includes a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings (see note 26 of the Company's Notes to Consolidated Financial Statements), and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Dividends on the Bank Preferred Stock that had not been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $26.4 million, respectively, were also recorded during 1999. Minority interest relative to the REIT Preferred Stock is reflected net of related income tax benefit of $19.2 million, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $380.7 million in Bank Preferred Stock purchased by GS Holdings in connection with the Refinancing Transactions in 1998, as well as the $92.5 million redeemed in 1999. Minority interest for 1999 also includes a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

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

PROVISION FOR FEDERAL AND STATE INCOME TAXES

     During the years 2000, 1999 and 1998, Golden State recorded income tax expense (benefit), excluding the tax effects associated with extraordinary items and minority interest in 2000, 1999 and 1998, of $298.5 million, $309.2 million, and $(106.4) million, respectively. Included in the 2000 tax expense is a $161.7 million provision in lieu of taxes resulting from adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings under the Golden State Merger Agreement. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

     Included in 1999 income tax expense of $309.2 million is a $122.7 million provision in lieu of taxes resulting from adjustments related to pre-merger tax benefits, which are retained by the previous owners of FN Holdings under the Golden State Merger agreement. To the extent these tax benefits are recognized, there is a reduction in income tax expense, which is offset by an increase in minority interest: provision in lieu of income tax expense. These adjustments resulted from 1998 tax filings in 1999.

     The Company's effective federal income tax rates were 38%, 38% and (36)% in 2000, 1999 and 1998, respectively. The Company's federal statutory income tax rate was 35% in each of the years 2000, 1999 and 1998. For the years ended December 31, 2000 and 1999, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization. For the year ended December 31, 1998, the difference between the effective and statutory rates was primarily the result of a reduction in the deferred tax asset valuation allowance, partially offset by non-deductible goodwill amortization. During the years 2000, 1999 and 1998, Golden State's effective state tax rates were 6%, 8% and 9%, respectively. The effective state tax rate declined during 2000 as a result of changes in management's estimates of the expected state tax liability of the Company.

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

     In connection with the Golden State Acquisition, the Company deconsolidated from the Mafco Group. As a result, only the amount of the net operating losses ("NOLs") of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. At September 11, 1998, had the Company filed a consolidated federal income tax return on behalf of itself and its subsidiaries for each of the years since the formation of the Company, it would have had regular NOL carryforwards, for federal income tax purposes, of approximately $1.8 billion. Upon deconsolidation, the NOLs available to offset taxable income of the Company were initially estimated to be reduced by $900 million. This reduction of NOLs and other tax attributes (the "Deconsolidation Adjustment") resulted in a $230.2 million reduction in retained earnings during 1998. The Deconsolidation Adjustment was revised during 1999 based upon the actual filing of the Mafco Group 1998 consolidated federal income tax return (including the Company's operations through September 11, 1998) and may continue to change based upon the results of Internal Revenue Service ("IRS") audits for all open years of Mafco and the Company. Any change to the Deconsolidation Adjustment will be recorded as an adjustment to the amounts due or distributions made to the previous owners of FN Holdings. In addition, adjustments related to the valuation allowance as a result of the Deconsolidation Adjustment will be recorded as an adjustment to federal income tax expense. Such adjustment will be offset by minority interest since under the merger agreement with Golden State the tax benefits from any NOLs and other tax attributes of Parent Holdings and subsidiaries are retained by the previous owners of FN Holdings. Accordingly, any change to the Deconsolidation Adjustment should have no impact on Golden State's effective tax rate. Changes are recorded in the period during which such change is determined. During 2000, a tax benefit of $161.7 million was recognized, and a corresponding increase to minority interest was recorded in accordance with the Golden State Merger agreement. The 2000 adjustment resulted from a $211.7 million reduction in the valuation allowance and a $50 million reduction in Goodwill based upon favorable resolutions of federal income tax audits of Old California Federal Bank and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995. During 1999, a tax benefit of $122.7 million was recognized, and a corresponding increase to minority interest was recorded in accordance with the Golden State Merger agreement. In addition, the Company recorded an adjustment of $15.5 million (which increased retained earnings) to reduce the Deconsolidation Adjustment to $214.7 million. The 1999 adjustments resulted from 1998 tax filings in 1999.

     At December 31, 2000, the Company had regular NOL carryforwards for federal income tax purposes of approximately $401.1 million, which are available to offset future federal taxable income, if any, through 2018. In addition, the Company had AMT credit carryforwards of approximately $94.8 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL or AMT credit carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     In accordance with Statement of Financial Accounting Standards ("SFAS") NO. 109, ACCOUNTING FOR INCOME TAXES, a deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 2000, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 2000 was $107 million. Circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of the greater of current or accumulated earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

     The Company is subject to taxation in certain states in which it operates, including California. For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes.

BALANCE SHEET ANALYSIS

     At December 31, 2000, Golden State's assets totalled $60.5 billion, up from $57.0 billion at December 31, 1999. The increase was primarily due to growth in loans receivable, partially offset by a decrease in mortgage-backed securities. (For a discussion of the loan portfolio, see "--Loan Portfolio.") The growth in interest-earning assets was largely funded by increased borrowings from the FHLB and increases in deposits and other liabilities. For further information on the Company's management of assets and liabilities, as well as information on the Company's liquidity and capital, see "--Risk Management," "--Liquidity" and "--Capital Management."

     INVESTMENT ACTIVITIES

     The Bank is required by OTS regulations to maintain a specified minimum amount of liquid assets which may be invested in specified securities. The Bank is also permitted to invest in certain other types of securities. Securities balances (including cash equivalent securities) exceeding minimum federal requirements are subject to change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. The Bank's liquidity levels take into consideration anticipated future cash flows and all available sources of credit. Liquidity is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs, including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements. For further information regarding liquidity, refer to "--Liquidity."

     CASH EQUIVALENTS

     Cash equivalents totalled $783.1 million and $593.0 million at December 31, 2000 and 1999, respectively. The Company sells federal funds, purchases securities under agreements to resell, and invests in interest-bearing deposits in other banks to help meet the Bank's regulatory liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale totalled $641.2 million and $1.1 billion at December 31, 2000 and 1999, respectively. They consist primarily of U.S. government and agency obligations. At December 31, 2000 and 1999, marketable equity securities include Golden State's investment in Precept Business Services, Inc. of $3 thousand and $0.7 million, respectively. For further information, refer to notes 8 and 9 of the Company's Notes to Consolidated Financial Statements.

     SECURITIES HELD TO MATURITY

     Securities held to maturity totalled $587.5 million and $185.4 million at December 31, 2000 and 1999, respectively. They consist of commercial paper, municipal securities and federal agency securities. For further information, refer to notes 8 and 10 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale totalled $9.9 billion and $13.8 billion at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, mortgage-backed securities available for sale included securities totalling $723.9 million and $928.7 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's portfolio. Mortgage-backed securities available for sale included $3.0 billion and $4.3 billion of variable-rate securities as of December 31, 2000, and 1999, respectively.

     During 2000, the Company reclassified $1.1 billion carrying value of mortgage-backed securities from the available-for-sale to the held-to-maturity portfolio. For more information, refer to note 8 of the Company's Notes to Consolidated Financial Statements.

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

     The Company held privately issued CMOs with an aggregate carrying value of $5.6 billion at December 31, 2000. The following represents all such investments with a carrying value in excess of 10% of stockholders' equity (in millions):

                                                Aggregate        Aggregate Fair
Issuer                                       Amortized Cost       Market Value
------                                       --------------      --------------
Cendant Mortgage Corporation                      $336                $332
Chase Mortgage Finance Corporation                 369                 368
Countrywide Home Loans                             485                 482
First Nationwide Trust                             306                 303
GE Capital Mortgage Services, Inc.                 581                 577
Norwest Asset Securities Corp.                     650                 648
PNC Mortgage Securities Corp.                      224                 223
Residential Funding Mortgage Securities            876                 870

     At December 31, 2000, all of the mortgage-backed securities held by the Company had one of the two highest credit ratings from one or more of the national rating agencies except for $269.4 million, of which $67.8 million are non-rated CMO residual class securities formed by Old California Federal's and Glendale Federal's originations of residential mortgages. Credit ratings, however, may be subject to revision or withdrawal at anytime by such rating agencies. The mortgage-backed securities which Golden State purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

     For further information on mortgage-backed securities available for sale, refer to notes 8 and 11 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     At December 31, 2000 and 1999, mortgage-backed securities held to maturity totalled $2.9 billion and $2.1 billion, respectively. Mortgage-backed securities held to maturity are carried at amortized cost unless there is evidence of a decline in value that is other than temporary. Other than temporary declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     During 2000, the Company reclassified $1.1 billion carrying value of mortgage-backed securities from the available-for-sale to the held-to-maturity portfolio. For further information on mortgage-backed securities held to maturity, refer to notes 8 and 12 of the Company's Notes to Consolidated Financial Statements.

     SOURCES OF FUNDS

     Deposits, sales of securities under agreements to repurchase, advances from the FHLB of San Francisco, sales, maturities and principal repayments on loans and mortgage-backed securities and issuances of debentures and preferred stock have been the major sources of funds for use in the Company's lending and investment activities and other general business purposes. Management closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see "--Liquidity" and the Company's Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

     Loan principal and interest payments are a relatively stable source of funds, while customer deposit inflows and outflows, and loan repayments and prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. Borrowings may be used to compensate for reductions in normal sources of funds such as customer deposits.

     DEPOSITS

     The Company offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by the Company. At December 31, 2000, deposits totalled $23.4 billion, compared with $23.0 billion at December 31, 1999.

                                                                        December 31,
                                         -------------------------------------------------------------------------------
                                                 2000                       1999                         1998
                                         ----------------------     -----------------------      -----------------------
                                                      Percent                     Percent                      Percent
                                         Amount     of Deposits     Amount      of Deposits      Amount      of Deposits
                                         ------     -----------     ------      -----------      ------      -----------
                                                                  (dollars in millions)
Transaction accounts:
   Passbook accounts                     $ 3,087       13.2%        $ 3,666         16.0%        $ 3,372         13.7%
   Demand deposits:
       Interest-bearing                    2,063        8.8           1,974          8.6           1,865          7.6
       Noninterest bearing                 2,543       10.9           2,198          9.6           3,002         12.2
   Money market deposit accounts           3,033       13.0           3,144         13.6           3,255         13.3
                                         -------      -----         -------        -----         -------        -----
       Total transaction accounts         10,726       45.9          10,982         47.8          11,494         46.8

Term accounts                             12,611       54.1          11,990         52.2          13,080         53.2
                                         -------      -----         -------        -----         -------        -----
                                          23,337      100.0%         22,972        100.0%         24,574        100.0%
                                                      =====                       =====                         =====
Accrued interest payable                      92                         61                           39
Purchase accounting adjustments                1                          3                            7
                                         -------                    -------                      -------
       Total                             $23,430                    $23,036                      $24,620
                                         =======                    =======                      =======

     Total deposits at December 31, 2000 and 1999 included escrow balances for loans serviced for others (custodial accounts) of $825.4 million, and $813.7 million, respectively. Deposit balances averaged $23.2 billion and $23.9 billion during 2000 and 1999, respectively, with average interest rates of 3.99% and 3.72%, respectively. The weighted average stated interest rates on deposits at December 31, 2000 and 1999 were 4.00% and 3.74%, respectively.

     The following table presents the average balance and weighted average rate paid on each deposit type of the Bank for the periods indicated, excluding the impact of purchase accounting adjustments:

                                                                        December 31,
                                        --------------------------------------------------------------------------
                                                2000                      1999                      1998
                                        ---------------------    ----------------------     ----------------------
                                        Average      Average     Average       Average      Average       Average
                                        Balance     Rate Paid    Balance      Rate Paid     Balance      Rate Paid
                                        -------     ---------    -------      ---------     -------      ---------
                                                                 (dollars in millions)
Transaction accounts:
     Passbook accounts                  $ 3,449       3.38%      $ 3,652        3.41%       $ 2,685        3.68%
     Demand deposits:
             Interest-bearing             2,056       0.68         1,908        0.93          1,352        1.00
             Noninterest bearing          2,523         --         2,665          --          1,899          --
Money market deposit accounts             2,997       4.03         3,196        3.89          1,680        3.61
Term accounts                            12,214       5.56        12,476        5.02         11,151        5.46
                                        -------                  -------                    -------
       Total                            $23,239       4.00%      $23,897        3.74%       $18,767        4.17%
                                        =======                  =======                    =======

     The following table sets forth the scheduled maturities of the Company's term accounts by stated interest rate at December 31, 2000 (in millions):

                             2001      2002      2003    2004    2005    Thereafter    Total
                             ----      ----      ----    ----    ----    ----------    -----
3.01 - 4.00%               $   135    $   25     $--     $--     $ --        $--      $   160
4.01 - 5.00%                   723        45      14      14        5         --          801
5.01 - 6.00%                 4,536       449      71      15       15          1        5,087
6.01 - 7.00%                 5,567       656       2      14      167          1        6,407
7.01 - 8.00%                   122        23      --       6        5         --          156
                           -------    ------     ---     ---     ----        ---      -------

   Total term accounts     $11,083    $1,198     $87     $49     $192        $ 2      $12,611
                           =======    ======     ===     ===     ====        ===      =======

     The following table sets forth remaining maturities for the Company's term deposits in amounts of $100,000 or more at December 31, 2000 (in millions):

     3 months or less                                    $  854
     Over 3 months but within 6 months                    1,055
     Over 6 months but within 12 months                   1,006
     Over 12 months                                         389
                                                         ------
                                                         $3,304
                                                         ======

     At December 31, 2000, the aggregate amount outstanding of certificates of deposit of $100,000 or larger at the Company was $3.3 billion, compared with $2.7 billion at December 31, 1999. Deposits held by foreign investors at the Bank totalled $93.6 million and $92.3 million at December 31, 2000 and 1999, respectively.

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

     The Bank issues certificates of deposit through direct placement programs and national investment banking firms ("Brokered Deposits"). These deposits are usually in amounts less than $100,000 and are obtained from a diverse customer base. These funds are generally more costly than traditional passbook and money market deposits and are more volatile as a source of funds because of their sensitivity to the rates offered. However, they are used to supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 2000, California Federal had $466 million of Brokered Deposits outstanding, representing 1.99% of total deposits. For more information on deposits, refer to note 20 of the Company's Notes to Consolidated Financial Statements.

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

                                                      At or for the year ended December 31,
                                                    ----------------------------------------
                                                         2000         1999        1998
                                                         ----         ----        ----
                                                             (dollars in millions)
Securities sold under agreements to repurchase:
     Average balance outstanding                        $ 4,049     $ 4,959      $2,766
     Maximum amount outstanding at any
         month end during the period                      6,073       5,996       4,264
     Balance outstanding at end of period                 2,596       5,207       4,222
     Average interest rate during the period               6.28%       5.24%       5.56%
     Average interest rate at end of period                6.68        5.48        5.05

Federal funds purchased:
     Average balance outstanding                        $    73     $    54      $   76
     Maximum amount outstanding at any
         month end during the period                        315         160         220
     Balance outstanding at end of period                    --          55         138
     Average interest rate during the period               6.52%       5.12%       5.26%
     Average interest rate at end of period                  --        5.50        5.00

Short-term FHLB advances:
     Average balance outstanding                        $10,816     $ 8,107      $5,577
     Maximum amount outstanding at any
         month end during the period                     13,601      11,270       7,880
     Balance outstanding at end of period                 8,791      11,270       7,880
     Average interest rate during the period               6.26%       5.40%       5.68%
     Average interest rate at end of period                6.56        5.84        5.34

     At December 31, 2000, the Company had an estimated additional secured borrowing capacity of $6.8 billion with the FHLB and other sources.

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

     The following table presents the carrying value and weighted average rate paid on FHLB advances for the periods indicated, excluding accrued interest payable and the impact of purchase accounting adjustments (dollars in millions):

                                         2000                    1999                   1998
                                  ------------------      ------------------     ------------------
                                  Carrying   Average      Carrying   Average     Carrying   Average
                                   Value      Rate         Value      Rate        Value      Rate
                                   -----      -----        -----      ----        -----      ----
Fixed-rate borrowings              $21,333     6.08%      $19,971      5.61%      $15,427    5.38%
Variable-rate borrowings             5,090     6.71         3,365      6.04         4,571    5.53
                                   -------                -------                 -------
    Total FHLB advances            $26,423     6.21%      $23,336      5.67%      $19,998    5.41%
                                   =======                =======                 =======

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

     For further information, refer to note 22 of the Company's Notes to Consolidated Financial Statements.

     INTEREST RATE SWAP AGREEMENTS. The Company uses interest rate swap agreements to adjust its interest rate risk exposure on variable-rate reverse repurchase agreements and FHLB advances. The Company had interest rate swap agreements with a notional principal amount of $3.2 billion and $2.6 billion outstanding at December 31, 2000 and 1999, respectively, for this purpose. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of the Company's exposure at that time. The Company receives a variable rate based on the London Interbank Offered Rate ("LIBOR") and pays a fixed rate under these agreements. In order to reduce possible counterparty nonperformance risk, the Company has entered into interest rate swap agreements only with primary dealers in U.S. government securities and the FHLB of San Francisco.

     GS HOLDINGS NOTES. On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion principal amount of fixed and floating rate notes (the "GS Holdings Notes"). The GS Holdings Notes are unsecured and unsubordinated obligations of GS Holdings and rank in right of payment with all other unsubordinated and unsecured indebtedness of GS Holdings. The terms and conditions of the respective note indentures impose restrictions that affect, among other things, the ability of GS Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments. For additional information on the GS Holdings Notes and other borrowings, refer to note 22 of the Company's Notes to Consolidated Financial Statements.

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

     At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. At December 31, 2000, management had identified $845.8 million of 1-4 unit residential loans as held for sale. These loans have been classified as loans held for sale, net, in the consolidated balance sheet at December 31, 2000 and are recorded at the lower of aggregate amortized cost or market value. At December 31, 2000, the Company had forward and whole loan sale commitments to sell loans totalling $1.1 billion. In addition, FNMC had entered into commitments to originate and purchase fixed- and variable-rate loans (mortgage loan pipeline) of $1.9 billion.

     At December 31, 2000, the Company had $1.6 billion in residential mortgage servicing rights, an increase of $290.1 million from December 31, 1999. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $84.1 billion in unpaid principal balance ("UPB") at December 31, 2000, an increase of $11.2 billion from December 31, 1999. The serviced for others portfolio has grown 15.4% in UPB since December 31, 1999, while the loan count has increased by 13.6% between the two years. The average loan balance serviced has increased from $94,165 in 1999 to $95,636 at the end of 2000.

     The Company uses a variety of instruments to hedge against declining MSR values caused by higher prepayments in a declining interest rate environment. See "--Risk Management--Mortgage Banking Risk Management" and notes 19 and 38 to the Company's Notes to Consolidated Financial Statements for a more detailed discussion of these hedging activities.

     The servicing portfolio of FNMC, including loans serviced for the Bank, approximated $112.0 billion and 1,048,262 loans as of December 31, 2000. Substantially all of FNMC loans are serviced in a 230,000 square foot facility in Frederick, Maryland. Mortgage loan sales, primarily fixed-rate loans sold to FNMA, FHLMC, GNMA and private investors, totalled $5.1 billion and $9.7 billion in 2000 and 1999, respectively.

     First Nationwide Bank, A Federal Savings Bank ("Old FNB"), Old California Federal and Glendale Federal occasionally sold 1-4 unit residential loans under recourse provisions; such liabilities were assumed by the Company in its 1994 acquisition of the assets and certain liabilities of Old FNB (the "FN Acquisition"), in the Cal Fed Acquisition, and in the Glen Fed Merger. As of December 31, 2000, the balance of 1-4 unit residential loans sold with certain recourse provisions totalled $728.0 million.

     During 2000, 1999 and 1998 FNMC acquired mortgage-servicing rights on loan portfolios of $15.7 billion or 146,601 loans, $14.5 billion or 121,568 loans and $31.2 billion or 274,506 loans, respectively. The Company sold servicing rights on portfolios of approximately $22.7 million and 861 loans in 2000, $2.1 billion and 50,700 loans in 1999, and $144.2 million and 3,527 loans in 1998. Gains of $50 thousand, $16.3 million and $0.3 million were recognized on these sales in 2000, 1999 and 1998, respectively.

     During 2000, the Company, through FNMC, originated $5.3 billion and sold $5.1 billion of 1-4 unit residential loans held for sale. Gross revenues from mortgage loan servicing activities for 2000 totalled $380.7 million, an increase of $35.3 million from 1999. Gross loan servicing fees for 2000 and 1999 were reduced by $201.1 million and $208.2 million, respectively, of amortization of servicing rights and $10.4 million and $18.8 million, respectively, of pass-through interest expense to arrive at net loan servicing fees of $169.1 million and $118.4 million, respectively, for FNMC.

     The Company, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects payments of principal and interest from the borrower and, after retaining a servicing fee, remits the balance to the investors. When a loan is sold and MSRs are retained, a portion of the cost of originating the mortgage loan is allocated to the MSR based on its relative fair market value. The servicing asset is amortized in proportion to, and over the period of, estimated net servicing income. The net gains on sales of 1-4 unit residential loans during 2000, 1999 and 1998 totalled $21.1 million, $14.9 million and $32.3 million, respectively, and included amounts related to the capitalization of originated and excess MSRs of $126.6 million, $193.9 million and $170.0 million, respectively. The Company monitors the prepayments on the loans serviced for investors and reduces the balance of the asset if the actual prepayments are in excess of the estimated prepayment trends used to record the original asset. The Company's assumptions relative to the prepayment speed, discount and servicing fee rates are reviewed periodically to reflect current market conditions and regulatory requirements. The Company measures the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At December 31, 2000 and 1999, the Company believes that no allowance for impairment of the MSRs was necessary.

     At December 31, 2000, the Company, through FNMC, owned rights to service approximately $84.1 billion of whole loans, participation interests and mortgage-backed securities for others. These loans have an average balance of $95,636, a weighted average coupon rate of 7.58%, a weighted average maturity based on unpaid principal balance of 286 months and a service fee spread of 0.41%. The greater than 30 day delinquency rate on these loans (including delinquent bankruptcies, foreclosed loans and loans in foreclosure) at December 31, 2000 was 1.4%.

     For information regarding the effect of interest rate changes or mortgage banking activities, see "--Risk Management--Mortgage Banking Risk Management."

     LOAN PORTFOLIO

     The Company's principal lending activity is the origination of adjustable and fixed-rate mortgage loans secured by residential real estate. The Company also originates primarily adjustable-rate multi-family and commercial real estate, commercial, and home equity loans. The Company also participates in a number of affordable housing programs and initiatives. During 1999 and 2000, increased focus was placed on expanding the percentage of non-1-4 family mortgage loans in the portfolio. As a result, originations for multi-family and commercial real estate loans increased from $781.0 million in 1999 to $1.3 billion in 2000, auto loan originations and purchases totalled $1.1 billion in 2000, an increase of $568 million over 1999, and home equity lending increased from $362.9 million in 1999 to $525.9 million in 2000. In addition, the commercial banking group was expanded to heighten focus on small business and middle market lending.

     The  following  table  reflects   activity  related  to  loans  receivable,
excluding loans held for sale:

                                             Year Ended December 31,
                                             -----------------------
                                              2000             1999
                                              ----             ----
                                                  (in millions)

Balance at beginning of period               $34,327          $30,784
Originations:
    1-4 unit residential                       7,756            7,344
    Multi-family residential                     987              616
    Commercial real estate                       301              165
    Construction                                   1               --
    Equity line                                  526              363
    Other consumer                               223               61
    Commercial loans                             701              610
Purchases:
    Downey Acquisition                           380               --
       Auto One                                1,054              486
    Other                                        595            1,712
Sales                                            (69)             (19)
Foreclosures                                     (47)            (102)
Payments, payoffs and other                   (6,854)          (7,693)
                                             -------          -------
Balance at end of period                     $39,881          $34,327
                                             =======          =======

     The composition of the Company's loan portfolio, excluding loans held for sale, is as follows:

                                                                                      At December 31,
                                                                -----------------------------------------------------------
                                                                 2000          1999         1998         1997         1996
                                                                ------        -------      -------      -------     -------
                                                                                   (in millions)
Real estate loans:
    1-4 unit residential                                        $30,828       $26,966      $23,493      $14,071     $ 6,118
    Multi-family residential                                      3,569         2,881        2,641        3,035       2,164
    Commercial real estate                                        2,487         2,565        2,940        2,146       1,978
    Land                                                             22            32           33            5          11
    Construction                                                      8             8           22            1           6
                                                                -------       -------      -------      -------     -------
         Total real estate loans                                 36,914        32,452       29,129       19,258      10,277
                                                                -------       -------      -------      -------     -------
Equity-line loans                                                   539           433          385          355         243
Other consumer loans                                                303           237          242          107          55
Auto loans, net                                                   1,567           698          487          171          --
Commercial loans                                                    558           507          541           30          30
                                                                -------       -------      -------      -------     -------
         Total loans receivable                                  39,881        34,327       30,784       19,921      10,605
                                                                -------       -------      -------      -------     -------
Less:
    Deferred loan fees, costs, discounts and premiums, net         (230)         (174)         (82)         (47)         (5)

    Allowance for loan losses                                       526           555          589          419         247
    Purchase accounting adjustments, net                             (8)           (7)          (4)         125         150
                                                                -------       -------      -------      -------     -------

Loans receivable, net                                           $39,593       $33,953      $30,281      $19,424     $10,213
                                                                =======       =======      =======      =======     =======

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

     Generally, late charges are assessed when payments are delinquent. On loans secured by real estate, these charges are generally limited to 4% to 6% of the overdue payment of principal and interest and is generally not imposed until the payment is more than 10 days late, in accordance with the contractual terms of the loans and regulatory requirements in effect when the loans were made.

     The following table presents the Company's real estate loan portfolio (excluding loans held for sale), by collateral type, interest rate type and state concentration at December 31, 2000:

                          1-4 unit               Multi-family             Commercial
                        Residential              Residential               and Other           Total Real
                    ------------------       -------------------       -------------------       Estate        % of
      State         Variable     Fixed       Variable      Fixed       Variable      Fixed        Loans        Total
      -----         --------     -----       --------      -----       --------      -----        -----        -----
                                                          (dollars in millions)
California          $19,763     $4,600        $2,814        $377        $1,854        $388       $29,796        80.72%
Florida                 592        249            50           6            40           9           946         2.56
Texas                   442        145            70          39            10          19           725         1.96
Washington              397         52            38          14             5          --           506         1.37
New York                283        156            12           4            15          15           485         1.31
Illinois                278         89             9           5            16          22           419         1.14
Colorado                297         67            29           6             3           1           403         1.09
Nevada                  249         81            19          17             9           3           378         1.02
Other states (1)      2,106        982            29          31            70          38         3,256         8.83
                    -------     ------        ------        ----        ------        ----       -------       ------
          Total     $24,407     $6,421        $3,070        $499        $2,022        $495       $36,914       100.00%
                    =======     ======        ======        ====        ======        ====       =======       ======

------------
(1) Real estate loans involving property located in 42 states, Puerto Rico and the District of Columbia; not more than 1% of the total amount of such loans are located in any one state.

     The following table summarizes the Company's loan portfolio, excluding loans held for sale, at December 31, 2000, based upon contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.

                                                                 Due
                                                  Due         Over One         Due
                                                Within       But Within        Over
                                               One Year      Five Years     Five Years      Total
                                               --------      ----------     ----------      -----
                                                                    (in millions)
Real estate loans:
        1-4 unit residential
                Variable-rate                    $  2         $   27          $24,378      $24,407
                Fixed-rate                         48             41            6,332        6,421
        Multi-family residential
                Variable-rate                      85            489            2,496        3,070
                Fixed-rate                         11             77              411          499
        Commercial real estate and othe
                Variable-rate                     196            958              868        2,022
                Fixed-rate                         31            117              347          495
                                                 ----         ------          -------      -------
                      Total                       373          1,709           34,832       36,914
                                                 ----         ------          -------      -------
Commercial and consumer loans:
                Variable-rate                     211            119              573          903
                Fixed-rate                        182          1,668              214        2,064
                                                 ----         ------          -------      -------
                      Total                       393          1,787              787        2,967
                                                 ----         ------          -------      -------

                      Total loans receivable     $766         $3,496          $35,619      $39,881
                                                 ====         ======          =======      =======

     1-4 UNIT RESIDENTIAL LENDING

     The Company currently offers three primary 1-4 unit residential adjustable-rate mortgage ("ARM") programs, and a variety of 1-4 unit fixed- rate programs with maturities ranging from 15 to 30 years. The Company's 1-4 unit residential loans are originated by FNMC through three channels: retail, wholesale and correspondent. The Company, through its acquisitions, has a significant retail origination presence in California. Wholesale originations (where loans are acquired from independent loan brokers) are conducted through regional wholesale offices throughout the United States. The Company also purchases newly originated loans from correspondents throughout the United States and through contracts to administer various housing bond and other private mortgage lending programs. The Company originates ARM loans on 1-4 unit residential real estate, which have generally been held for investment, and fixed-rate 1-4 unit residential loans, which are generally held for sale to the secondary mortgage market.

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

     The Company's portfolio of 1-4 unit residential mortgage loans contains other loan products which may negatively amortize, generally to not more than 125% of the original loan amount. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. As of December 31, 2000, the Company's capitalized interest relative to such 1-4 unit residential loans was approximately $13.9 million. This amount represents approximately 0.26% of the approximately $5.3 billion of 1-4 unit residential ARMs that have the potential to experience negative amortization. The Company also originates 15- and 30-year fully amortizing 1-4 unit fixed-rate residential loans under a variety of fixed-rate programs, primarily for resale in the secondary mortgage market. When 1-4 unit residential loans are sold, FNMC normally retains the servicing of the loan.

     On all ARM products, the Company offers a three-year prepayment penalty pricing option, wherein the borrower receives favorable pricing in exchange for agreeing to pay a fee in the event that the borrower prepays more than 20% of the original principal balance in any rolling twelve-month period during the first three years after the inception of the loan. On all fixed-rate products except for 15-year conforming loans, the Company offers a similar prepayment penalty pricing option that applies during the first five years after inception of the loan. The penalty does not apply if the prepayment occurs in connection with the sale of the property securing the loan. FNMC originated $4.3 billion of loans with prepayment penalty options for the Company during 2000. See "--Mortgage Banking Activities" for a further discussion of these activities.

     The following table summarizes 1-4 unit residential loan originations for the years ended December 31, 2000 and 1999 (in millions):


                                                      2000                                    1999
                                       ------------------------------------     ------------------------------------
    Production Channel                    Arm         Fixed         Total         Arm          Fixed        Total
    ------------------                    ---         -----         -----         ---          -----        -----

    Retail and portfolio retention     $  652.9      $  842.8     $ 1,495.7     $  692.1      $1,432.2     $ 2,124.3
    Wholesale                           4,360.7       1,448.5       5,809.2      4,368.4       2,866.8       7,235.2
    Correspondent lending               2,246.0       1,993.5       4,239.5      1,899.2       2,478.3       4,377.5
    Other                                    --       1,556.6       1,556.6          1.6       1,976.4       1,978.0
                                       --------      --------     ---------     --------      --------     ---------
                                       $7,259.6      $5,841.4     $13,101.0     $6,961.3      $8,753.7     $15,715.0
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

     LOANS HELD FOR SALE

     Activity related to loans held for sale for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                2000               1999
                                                ----               ----
                                                     (in millions)

         Balance at beginning of period        $   729            $ 2,367
         Purchases and originations              5,344              8,755
         Sales                                  (5,059)            (9,703)
         Payments, payoffs and other              (168)              (690)
                                               -------            -------
         Balance at end of period              $   846            $   729
                                               =======            =======

     Loans held for sale are carried at the lower of aggregate amortized cost or market value; substantially all are 1-4 family fixed rate residential loans.

     MULTI-FAMILY, COMMERCIAL AND OTHER REAL ESTATE LENDING

     The Company's loan portfolio includes loans that are primarily secured by multi-family residential, commercial, industrial, office and retail real estate properties. The Company's efforts to grow this portfolio were enhanced during 1999 and 2000, in line with the Company's goal to increase its overall portfolio percentage of non-residential loans.

     The Company's variable-rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with loans having balloon payments ranging from one to 30 years. ARMS primarily adjust with the FHLB 11TH District Cost of Funds or the six-month and one-year Treasury Bill indices with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization on a portion of the loan portfolio. Negative amortization, if applicable, for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 2000, the Company's capitalized interest relative to such loans was approximately $0.3 million, which represents approximately 0.01% of the $2.6 billion of multi-family and commercial real estate loans that have the potential to experience negative amortization.

     At December 31, 2000 and 1999, the multi-family and commercial real estate loan portfolio totalled $6.1 billion and $5.4 billion, respectively. The Company originates multi-family and commercial real estate loans through its Commercial Real Estate Group which has loan production and asset management offices located in San Francisco, Los Angeles, Dallas, Phoenix, San Diego and Sacramento. New loan originations are produced through several sources, including direct borrower solicitation, mortgage brokerage referrals, real estate sales agent referrals, and loan purchases from other investors or originators.

     Loans are originated or purchased which meet stated underwriting guidelines and pricing guidelines established by the Commercial Real Estate Subcommittee and approved by the Credit Policy Committee of the Bank. Generally, multi-family secured loans have LTV ratios of 75% or below and debt coverage ratios ("DCRs") of 1.20 or above. Loans secured by commercial properties (shopping centers, office buildings, warehouses, etc.) generally have LTVs of 70% or below and DCRs of 1.25 and above.

     The following table summarizes origination activity for multi-family, commercial and other real estate loans for the years ended December 31, 2000 and 1999 (in millions):

                                            2000            1999
                                            ----            ----

      Multi-family residential             $  987           $616
      Commercial real estate                  301            165
                                           ------           ----
                                           $1,288           $781
                                           ======           ====

     A portion of the Company's MSRs, which are rights to service mortgages held by others, were acquired from Old FNB, Old California Federal, and Glendale Federal which had sold multi-family and commercial real estate loans subject to certain recourse provisions. These recourse liabilities were assumed by the Company in the FN Acquisition, the Cal Fed Acquisition and the Glen Fed Merger. At December 31, 2000, the principal balance of loans sold with recourse totalled $1.8 billion.

     CONSUMER LENDING

     The Company's consumer loan originations are primarily concentrated in home equity lending. The portfolio is geographically dispersed across California and Nevada and correlates closely to retail deposit branch distribution. At December 31, 2000, the home equity portfolio totalled $539 million or 64.0% of the total consumer loan portfolio of $841 million. At December 31, 1999, the home equity portfolio totalled $433 million or 64.6% of the total consumer loan portfolio of $670 million.

     The following table summarizes consumer loan origination activity for the years ended December 31, 2000 and 1999 (in millions):

                                           2000           1999
                                           ----           ----

              Equity line of credit        $526           $363
              Other consumer                223             61
                                           ----           ----
                                           $749           $424
                                           ====           ====

     The Company offers a prime interest rate-based home equity line of credit on owner-occupied residential and nonowner-occupied properties. In determining the amount of credit to be extended, all loans secured by the collateral properties are aggregated and compared to the appraised value of the properties. The Company's policy is to extend credit up to a maximum combined LTV ratio of 100%.

     Other consumer loan products include: fixed-rate home equity installment loans, second trust deed residential loans, mobile home loans, overdraft protection lines and other unsecured lines of credit. The Company generates consumer loan applications at its retail branches. In addition, the Company conducts direct-mail solicitations, principally of its existing customers, for secured loans. All consumer loan processing, servicing and collection operations are located in Sacramento, California.

     AUTO LENDING

     The Company purchases and originates prime and sub-prime auto loans through its subsidiary, Auto One, which has an established servicing platform for such loans. At December 31, 2000 and 1999, the Company's auto loan portfolio totalled $1.6 billion and $698 million, respectively, of which, $924 million and $698 million, respectively, were sub-prime. Substantially all of Auto One's loans were purchased in bulk from third parties or from independent automobile dealers.

     Auto One's loans have fixed interest rates, with terms to maturity based upon the mileage on the collateral vehicle, up to a maximum of 72 months. The weighted average term for 2000 prime and sub-prime production was 63 and 59 months, respectively, while the weighted average term on the portfolio at December 31, 2000 was 51 and 46 months, respectively.

     Auto One loan purchases in 2000 consisted of 25,207 prime and 42,648 sub-prime loans (excluding the Downey Acquisition), with average loan balances of $18.0 thousand and $13.9 thousand, respectively. The portfolio at December 31, 2000 consisted of 49,686 prime and 86,674 sub-prime contracts, with average loan balances of $12.4 thousand and $10.9 thousand, respectively.

     Approximately 69% of Auto One's purchases of prime loans in 2000 are collateralized with vehicles two years old or newer. Approximately 68% of Auto One's purchases of sub-prime loans in 2000 are collateralized with vehicles two years old or newer. Underwriting on loans purchased from dealers is performed by Auto One personnel prior to purchase.

     Please refer to note 2 of the Company's Notes to Consolidated Financial Statements for a complete discussion of the accounting for purchased auto loans.

     Activity related to purchased auto loans for the years ended December 31, 2000 and 1999 is summarized as follows (in millions):

                                                                                         Allocated
                                        Contractual    Nonaccretable                     Allowance      Purchased
                                         Payments       Contractual     Accretable       for Loan          Auto
                                        Receivable      Cash Flows        Yield           Losses        Loans, Net
                                        ----------     -------------    ----------       ---------      ----------
Balance, December 31, 1998               $  696           $(121)          $ (88)            $(8)          $  479

Purchases and acquisitions                  750            (164)           (115)             --              471
Repossessions & charge-offs                 (84)             60              (1)              1              (24)
Payments, payoffs & accretion              (337)             29              80              --             (228)
Provision for loan losses                    --              --              --              (3)              (3)
Allocation from allowance
   for loan losses                           --              (7)             --               7               --
                                         ------           -----           -----             ---           ------
Balance, December 31, 1999                1,025            (203)           (124)             (3)             695

Purchases and acquisitions                1,965            (267)           (266)             --            1,432
Repossessions & charge-offs                (150)             90              (6)              8              (58)
Payments, payoffs & accretion              (716)             64             145              --             (507)
Provision for loan losses                    --              --              --              (7)              (7)
Reclassification                             --             (19)             19              --               --
                                         ------           -----           -----             ---           ------
Balance, December 31, 2000               $2,124           $(335)          $(232)            $(2)          $1,555
                                         ======           =====           =====             ===           ======

     COMMERCIAL BANKING

     The Company's commercial banking program has four components: community business banking, commercial markets banking, agribusiness lending and Small Business Administration ("SBA") lending. The Company's community business banking product line includes business checking and savings products of various types, cash management products and services, account analysis, payroll services, electronic banking services, and merchant draft services. Community business banking focuses primarily on businesses with annual sales of less than $10 million located in the markets served by the Company's retail banking offices. To meet the credit needs of these business customers, the Company offers a wide variety of secured and unsecured prime-based lines of credit and term loans with maturities up to ten years. The maximum credit commitment offered by community business banking is $1 million. At December 31, 2000, total funded and unfunded credit commitments under the community business banking group totalled $383 million, compared to $298 million at December 31, 1999.

     The Company, through its commercial markets group, accommodates businesses with annual sales of up to $150 million, but focuses primarily on businesses with annual sales between $10 million and $75 million. The Company offers its commercial markets group customers products including business checking accounts, various cash management services, revolving lines of credit, accounts receivable and inventory financing, and term loans. Specific loan terms are determined based upon the financial strength of the borrower, the amount of credit granted, and the type and quality of collateral available. At December 31, 2000, funded and unfunded credit commitments under the commercial markets group totalled $235 million, compared to $220 million at December 31, 1999.

     The Company's agribusiness lending program serves the Central Valley region of California and specializes in production loans for crops such as cotton, grapes, nuts, stone fruit and dairy operations, together with agricultural-related businesses, such as processors and packers. At December 31, 2000, funded and unfunded credit commitments under the agribusiness lending program totalled $172 million, compared to $215 million at December 31, 1999.

     The SBA is a federal government agency created to assist small businesses by providing guarantees of loans made to eligible small businesses. Through its SBA lending program, the Company focuses on the long-term needs of small businesses and provides long-term, variable and fixed-rate financing to expanding businesses. The Company has been granted statewide preferred lender status by the SBA. This designation allows the Company to approve SBA guaranteed loan applications without prior review from the SBA, thereby accelerating the decision-making process for small business loan applications. Preferred lenders, the highest lender status awarded by the SBA, enjoy priority funding and service from the SBA. Loans approved through the preferred lender program carry a maximum SBA guarantee of 75%. At December 31, 2000, funded and unfunded credit commitments under the SBA lending program totalled $158 million, compared to $152 million at December 31, 1999. Additionally, the SBA servicing portfolio totalled $100 million and $130 million at December 31, 2000 and 1999, respectively.

     At December 31, 2000, deposit relationships under the various business banking product lines totalled $1.3 billion. The Company's business banking loan products primarily have adjustable interest rates that are indexed to the prime rate.

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

     At December 31, 2000 and 1999, loans that were considered to be impaired totalled $97.2 million and $123.6 million, respectively, (of which $19.5 million and $18.9 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999, was approximately $91.3 million and $139.3 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company recognized interest income on those impaired loans of $8.3 million, $9.5 million and $9.0 million, respectively, which included $1.6 million, $2.7 million and $1.2 million, respectively, of interest income recognized using the cash basis method of income recognition.

     The following table presents the Company's non-performing loans, foreclosed real estate, repossessed assets and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual unpaid principal balance.

                                                      December 31, 2000                December 31, 1999
                                                 ----------------------------      ----------------------------
                                                 Non-performing      Impaired      Non-performing      Impaired
                                                 --------------      --------      --------------      --------
                                                                           (in millions)
Real Estate:
   1-4 unit residential                               $ 89             $ 1             $126              $ --
   Multi-family residential                              3              24                6                34
   Commercial and other                                  2              40                8                67
   Land                                                 --              --               --                 2
                                                      ----             ---             ----              ----
        Total real estate                               94              65              140               103
Non-real estate                                         21              32               11                21
                                                      ----             ---             ----              ----
        Total loans                                    115 (a)         $97 (b)          151 (a)          $124 (b)
                                                                       ===                               ====
Foreclosed real estate, net                             19                               45
Repossessed assets                                       7                                4
                                                      ----                             ----
        Total non-performing assets                   $141                             $200
                                                      ====                             ====

-----------------
(a) Includes loans securitized with recourse on non-performing status of $2.0 million at December 31, 1999. No such loans are included at December 31, 2000.

(b) Includes $19.5 million and $18.9 million of non-performing loans at December 31, 2000 and 1999, respectively.

     IMPAIRED LOANS

     The following table indicates outstanding balances of impaired loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 2000:

                         Multi-family           Commercial
                         Residential            and Other          Total
                      -----------------     -----------------    Impaired     % of
       State          Variable    Fixed     Variable    Fixed     Loans      Total
       -----          --------    -----     --------    -----     -----      -----
                                         (dollars in millions)
California              $21        $2         $58        $5       $86       88.66%
Illinois                 --        --           6        --         6        6.19
Florida                  --        --           4        --         4        4.12
Other states (1)          1        --          --        --         1        1.03
                        ---        --         ---        --       ---      ------
     Total              $22        $2         $68        $5       $97      100.00%
                        ===        ==         ===        ==       ===      ======

---------------

(1) Represents two states, none of which had impaired loans in excess of 1% of the total.

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

     The following table indicates the Company's loans which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate and repossessed assets, at the dates indicated:

                                                                  December 31,
                                                 -------------------------------------------------
                                                 2000      1999      1998        1997         1996
                                                 ----      ----      ----        ----         ----
                                                               (dollars in millions)
Non-performing loans:
   Real Estate:
      1-4 unit residential                       $ 89      $126      $190        $165         $146
      Multi-family residential                      3         6        16          12           13
      Commercial and other                          2         8        10           6            9
      Land                                         --        --        --          --           --
      Construction                                 --        --         1           2            1
                                                 ----      ----      ----        ----         ----
           Total real estate                       94       140       217         185          169
   Equity-line, consumer and other
      non-real estate                              21        11         9           7            3
                                                 ----      ----      ----        ----         ----
           Total non-performing loans             115       151       226         192          172
Foreclosed real estate, net                        19        45        80          77           52
Repossessed assets                                  7         4         4           3           --
                                                 ----      ----      ----        ----         ----
           Total non-performing assets           $141      $200      $310  (a)   $272  (b)    $224  (c)
                                                 ====      ====      ====        ====         ====

Non-performing loans as a percentage
      of loans receivable                        0.29%     0.44%     0.75%       0.99%        1.69%
                                                 ====      ====      ====        ====         ====

Non-performing assets as a percentage
      of the Bank's total assets                 0.23%     0.35%     0.57%       0.87%        1.36%
                                                 ====      ====      ====        ====         ====

------------

(a)  Includes $111.7 million of assets acquired in the Glen Fed Merger.

(b)  Includes $70.2 million of assets acquired in the Cal Fed Acquisition.

(C) Includes $74.5 million of assets acquired in the SFFed Acquisition and the 1996 Acquisition of Home Federal Financial Corporation ("Home Federal Acquisition" and together with the SFFed Acquisition, the "1996 Acquisitions"), and in the LMUSA Purchase.

     Interest income of $8.5 million, $7.1 million and $9.7 million was received and recognized by the Company for nonaccrual loans during the years ended December 31, 2000, 1999 and 1998, respectively. Had the loans performed in accordance with their original terms, $10.0 million, $10.9 million and $18.2 million would have been recognized during December 31, 2000, 1999 and 1998, respectively. The Company has had no loans contractually past due 90 days or more on accrual status in the past five years.

     The  following  table  presents   non-performing   real  estate  assets  by
geographical region of the country as of December 31, 2000:

                                                                      Total
                          Non-performing        Foreclosed        Non-performing
                           Real Estate          Real Estate,        Real Estate         Geographic
                          Loans, Net (2)          Net (2)             Assets          Concentration
                          --------------          -------             ------          -------------
                                                        (dollars in millions)
Region:
    Northeast (1)               $ 9                $  1               $ 10                 8.85%
    California                   56                  12                 68                60.18
    Other regions                29                   6                 35                30.97
                                ---                 ---               ----               ------
            Total               $94                 $19               $113               100.00%
                                ===                 ===               ====               ======

------------
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.

(2)  Net of purchase accounting adjustments.

     At December 31, 2000, the Company's largest non-performing asset was $2.6 million and the Company had two non-performing assets over $2 million in size with balances averaging approximately $2.4 million. At December 31, 2000, the Company had 3,692 non-performing assets below $2 million in size, including 973 non-performing 1-4 unit residential assets.

     The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates non-performing real estate loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 2000:


                           1 - 4 unit            Multi-family             Commercial            Total
                           Residential            Residential             and Other         Non-performing
                        ------------------    ------------------      ------------------       Real Estate     % of
       State            Variable     Fixed    Variable     Fixed      Variable     Fixed        Loans         Total
       -----            --------     -----    --------     -----      --------     -----        -----         -----
                                                          (dollars in millions)
California                $39         $14        $2         $--           $1        $--          $56          59.58%
New York                    3           2        --          --           --         --            5           5.32
Florida                     4           4        --          --            1         --            9           9.57
Hawaii                      5          --        --          --           --         --            5           5.32
New Jersey                  2           1        --          --           --         --            3           3.19
Illinois                    1           1        --          --           --         --            2           2.13
Texas                       1           2        --          --           --         --            3           3.19
Other states (1)            8           2         1          --           --         --           11          11.70
                          ---         ---        --         ---           --        ---          ---         ------
     Total                $63         $26        $3         $--           $2        $--          $94         100.00%
                          ===         ===        ==         ===           ==        ===          ===         ======

-------------------
(1) There are 39 states, Puerto Rico, Virgin Islands, Guam and the District of Columbia, of which no one state had non-performing loans in excess of 1% of the total.

     ALLOWANCE FOR LOAN LOSSES

     An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for loan losses to maintain the allowance for loan losses at a level deemed appropriate by management. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded no provision for loan losses during the year ended December 31, 2000. The Company recorded provisions for loan losses of $10 million and $40 million for the years ended December 31, 1999 and 1998, respectively.

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

     The specific allowances are established against individual loans, including impaired loans. Specific allowances are established against individual residential 1-4 mortgage loans, commercial loans and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that collectibility is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of collateral deficiency, including consideration of costs that will likely be incurred through the disposal of any repossessed collateral. In other words, management estimates the fair value of collateral, net of the cost of disposition of the collateral, and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

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

     At December 31, 2000, the allowance for loan losses was $526 million, consisting of a $386 million formula allowance, a $27 million specific allowance and a $113 million unallocated allowance. Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $499 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated:

                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                       2000         1999          1998          1997          1996
                                                       ----         ----          ----          ----          ----
                                                                              (in millions)
Specific allowance:
     Real estate loans:
        1-4 unit residential                           $ 11         $ 16          $ --          $ --          $ --
        Multi-family residential and
           Commercial real estate                         8           18            17             8             6
                                                       ----         ----          ----          ----          ----
               Total real estate loans                   19           34            17             8             6
        Equity-line and consumer loans                    8            5            --            --            --
                                                       ----         ----          ----          ----          ----
               Total specific allowance                  27           39            17             8             6
                                                       ----         ----          ----          ----          ----
General allowance:
     Real estate loans:
        1-4 unit residential                            217          219           251           202           123
        Multi-family residential and
           Commercial real estate                       175          258           261           190           109
                                                       ----         ----          ----          ----          ----
               Total real estate loans                  392          477           512           392           232
        Equity-line and consumer loans                  107           39            60            19             9
                                                       ----         ----          ----          ----          ----
               Total general allowance                  499          516           572           411           241
                                                       ----         ----          ----          ----          ----
               Total allowance for
                  loan losses                          $526         $555          $589          $419          $247
                                                       ====         ====          ====          ====          ====

     The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated (dollars in millions):

                                                              Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                                   2000                 1999                  1998                 1997                 1996
                            -------------------  ------------------   -------------------  --------------------  -------------------
                                        % of                  % of                % of                  % of                 % of
                                        Loans                 Loans               Loans                 Loans                Loans
                            Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance   to Total  Allowance  to Total
                             Balance    Loans     Balance     Loans    Balance    Loans     Balance     Loans     Balance    Loans
                             -------    -----     -------     -----    -------    -----     -------     -----     -------    -----
Real estate:
  1-4 unit
     residential              $228       77%       $235        79%      $251        76%       $202        71%       $123       58%
  Multi-family
     residential and
     commercial real estate    183       15         276        16        278        18         198        26         115       39
                              ----      ---        ----       ---       ----       ---        ----       ---        ----      ---
        Total real
           estate loans        411       92         511        95        529        94         400        97         238       97
  Equity-line and
     other loans               115        8          44         5         60         6          19         3           9       3
                              ----      ---        ----       ---       ----       ---        ----       ---        ----      ---
        Total                 $526      100%       $555       100%      $589       100%       $419       100%       $247      100%
                              ====      ===        ====       ===       ====       ===        ====       ===        ====      ===

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                                  Year Ended December 31,
                                                                     ---------------------------------------------------
                                                                     2000        1999        1998        1997       1996
                                                                     ----        ----        ----        ----       ----
                                                                                        (in millions)
Balance at beginning of period                                       $555        $589        $419         $247       $210
  Purchases - Glen Fed Merger                                          --          --         170           --         --
  Purchases - Cal Fed Acquisition                                      --          --          --          144         --
  Purchases - SFFed Acquisition                                        --          --          --           --         40
  Purchases - Home Federal Acquisition                                 --          --          --           --          5
  Provision for loan losses                                            --          10          40           80         40
  Charge-offs:
      1-4 unit residential                                             (7)        (19)        (27)         (38)       (35)
      Multi-family  residential  and  commercial  real estate (a)      (6)         (7)         (9)          (8)        (4)
      Consumer and other                                              (21)        (14)        (10)         (10)        (6)
                                                                     ----        ----        ----         ----       ----
           Total charge-offs                                          (34)        (40)        (46)         (56)       (45)
  Recoveries                                                            5           4           6            4          3
                                                                     ----        ----        ----         ----       ----
      Net charge-offs                                                 (29)        (36)        (40)         (52)       (42)
  Allocation to Nonaccretable Contractual
      Cash Flows of purchased auto loan portfolio                      --          (7)         --           --         --
  Reclassifications                                                    --          (1)         --           --         --
  Allowance for losses assigned to loans sold                          --          --          --           --         (6)
                                                                     ----        ----        ----         ----       ----
Balance at end of period                                             $526        $555        $589         $419       $247
                                                                     ====        ====        ====         ====       ====

---------------
(a) Reduced level of activity during 1996 reflects the utilization of a non-performing asset sale agreement between the Company and Granite Management and Disposition, Inc. (the "Put Agreement"), which expired in November, 1996.

     The Company has increased its allowance for loan losses over the past five years both through periodic provisions (and charges to income) of $170 million and through balances of $359 million acquired in connection with the various acquisitions which occurred during that time. Charge-offs during the five-year period totalled $221 million. However, it should be noted that the charge-off activity related to predecessor institutions is not reflected in this table for periods prior to acquisition by the Company. Losses charged by predecessor institutions during the years presented prior to 2000 totalled $196 million. On a pro forma basis, average annual charge-offs for the five years ended December 31, 2000 were $83 million, which represents approximately six years of losses based on the allowance for loan losses at December 31, 2000.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                     Multi-family
                                                                     Residential
                                                  1-4 Unit          and Commercial      Consumer
                                                 Residential         Real Estate        and Other          Total
                                                 -----------        --------------      ---------          -----
                                                                          (in millions)
Balance - December 31, 1997                         $202                $198              $ 19              $419
     Purchases and acquisitions, net                  50                  78                42               170
     Provisions for loan losses                       25                   9                 6                40
     Charge-offs                                     (27)                 (9)              (10)              (46)
     Recoveries                                        1                   2                 3                 6
                                                    ----                ----              ----              ----
Balance - December 31, 1998                          251                 278                60               589
     Provisions for loan losses                        2                   3                 5                10
     Charge-offs                                     (19)                 (7)              (14)              (40)
     Recoveries                                        1                   1                 2                 4
     Allocation to Nonaccretable
        Contractual Cash Flows
        of purchased auto loan portfolio              --                  --                (7)               (7)
     Reclassifications                                --                   1                (2)               (1)
                                                    ----                ----              ----              ----
Balance - December 31, 1999                          235                 276                44               555
     Provisions for loan losses                       --                  (7)                7                --
     Charge-offs                                      (7)                 (6)              (21)              (34)
     Recoveries                                       --                   1                 4                 5
     Reclassifications                                --                 (80)               80                --
                                                    ----                ----              ----              ----
Balance - December 31, 2000                         $228                $184              $114              $526
                                                    ====                ====              ====              ====

     The table below provides the Company's ratios of net charge-offs on loans to average outstanding loan balances during the periods indicated:

                                             Year Ended December 31,
                                       ------------------------------------
                                       2000    1999    1998    1997    1996
                                       ----    ----    ----    ----    ----

Real estate:
     1-4 unit residential              0.02%   0.07%   0.11%   0.25%   0.55%
     Multi-family residential and
           commercial real estate      0.09    0.10    0.18    0.15    0.09
Consumer and other                     0.64    0.67    0.50    1.72    1.86

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

RISK MANAGEMENT

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and the market value of portfolio equity to measure the stability of earnings; management of liquidity to provide adequate funding; and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques, and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On at least a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies related to the management of net interest income and the investment portfolio, and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements. See "--Quantitative and Qualitative Disclosures about Market Risk."

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

     ASSET AND LIABILITY MANAGEMENT

     Golden State, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings and market value to interest rate fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk while increasing the percentage of interest-rate-sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole, adjust in accordance with the repricing of its liabilities. At December 31, 2000, approximately 78% of the Company's loan portfolio consisted of ARMs.

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

     Conversely, in a period of falling rates, ARMs can be subject to repayments as borrowers convert from floating-rate mortgages to low fixed-rate mortgages. As the ARMs reprice downward or are converted to low fixed-rate mortgages, the yield on interest earning assets is reduced, thereby negatively impacting the net interest margin. The Bank seeks to manage this risk by structuring the maturity and repricing of its liabilities to best offset the impact on the net interest margin.

     During 2000, the Company entered into interest rate swap agreements to adjust its interest rate risk exposure on variable rate reverse repurchase agreements and FHLB advances. See "--Balance Sheet Analysis--Sources of Funds." During 2000, the Company's net interest margin decreased by $8.1 million as a result of these interest rate swap agreements.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at December 31, 2000 was as follows:

                                                                         Maturity/Rate Sensitivity
                                                        -----------------------------------------------------------
                                                        Within        1 - 5        Over 5     Noninterest
                                                        1 Year        Years        Years        Bearing       Total
                                                        ------        -----        -----        -------       -----
                                                                          (dollars in millions)
INTEREST-EARNING ASSETS:
    Interest-bearing deposits in other banks and
        short term investment securities (1) (2)      $    86       $    --       $   --        $   --       $    86
    Securities held to maturity (1)                        71            --          517            --           588
    Securities available for sale (3)                     641            --           --            --           641
    Mortgage-backed securities available
        for sale (3)                                    9,867            --           --            --         9,867
    Mortgage-backed securities held
        to maturity (1) (4)                             1,911           424          550            --         2,885
    Loans held for sale, net (3)                          846            --           --            --           846
    Loans receivable, net (1) (5)                      22,168        13,767        4,071            --        40,006
    Investment in FHLB                                  1,361            --           --            --         1,361
                                                      -------       -------       ------        ------       -------
        Total interest-earning assets                  36,951        14,191        5,138            --        56,280
    Noninterest-earning assets                             --            --           --         4,237         4,237
                                                      -------       -------       ------        ------       -------
                                                      $36,951       $14,191       $5,138        $4,237       $60,517
                                                      =======       =======       ======        ======       =======

INTEREST-BEARING LIABILITES:
    Deposits (6)                                      $21,892       $ 1,536       $    2        $   --       $23,430
    Securities sold under agreements to
        repurchase (1)                                  4,311           200           --            --         4,511
    FHLB advances (1)                                  12,854        13,797           --            --        26,651
    Other borrowings (1)                                  406         1,651           93            --         2,150
                                                      -------       -------       ------        ------       -------
        Total interest-bearing liabilities             39,463        17,184           95            --        56,742
    Noninterest-bearing liabilities                        --            --           --         1,124         1,124
    Minority interest                                      --            --           --           500           500
    Stockholders' equity                                   --            --           --         2,151         2,151
                                                      -------       -------       ------        ------       -------

                                                      $39,463       $17,184       $   95        $3,775       $60,517
                                                      =======       =======       ======        ======       =======

    Gap before interest rate swap agreements          $(2,512)      $(2,993)      $5,043                     $  (462)
    Interest rate swap agreements                       3,700        (2,950)        (750)                         --
                                                      -------       -------       ------                     -------
    Gap                                               $ 1,188       $(5,943)      $4,293                     $  (462)
                                                      =======       =======       ======                     =======

    Cumulative gap                                    $ 1,188       $(4,755)      $ (462)
                                                      =======       =======       ======

    Gap as a percentage of total assets                  1.96%        (9.82)%       7.10%                      (0.76)%
                                                         ====         =====         ====                       =====

    Cumulative gap as a percentage of total assets       1.96%        (7.86)%      (0.76)%                     (0.76)%
                                                         ====         =====        =====                       =====

                                                                                                           (Continued)

------------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December 31, 2000. The actual maturity and rate sensitivity of the assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of less than $0.1 million of interest-bearing deposits in other banks and $85 million of short-term investment securities.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying non-performing loans of $2 million.

(5) Excludes allowance for loan losses of $526 million and non-performing loans of $113 million.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At December 31, 2000, Golden State's cumulative gap totalled $(463) million. At December 31, 1999, Golden State's cumulative gap totalled $688 million.

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

     The Company owned several derivative instruments at December 31, 2000 which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all derivatives used to hedge prepayment risk was $164.8 million at December 31, 2000. The interest rate swap agreements had a notional amount of $1.3 billion, pay rates of 6.40%, receive rates between 6.03% and 6.39%, mature in the years 2010 and 2011 and had an estimated fair value of $5.1 million at December 31, 2000. The interest rate floor contracts had a notional amount of $2.3 billion, strike rates between 5.90% and 6.60%, mature in the year 2005, and had an estimated fair value of $52.8 million at December 31, 2000. Premiums paid to counterparties in exchange for cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR asset on the balance sheet. The swaption contracts had a notional amount of $2.2 billion, strike rates between 5.90% and 6.85%, expire in the years 2002 and 2003, and had an estimated fair value of $105.6 million at December 31, 2000. Premiums paid to counterparties in exchange for the right to enter into swaption contracts are recorded as part of the MSR asset on the balance sheet. Principal only swap agreements had a notional amount of $193.1 million and an estimated fair value of $1.2 million at December 31, 2000.

     These instruments effect a 75% hedge at December 31, 2000, on the value of the MSRs related to the fixed-rate loans serviced by FNMC, excluding loans with prepayment penalties. The comparable hedge ratio at December 31, 1999 was 39%. A reduction in the hedge during early to mid-2000 was executed in light of the reduction in overall prepayment rates on the servicing portfolio, but the hedge was increased during the fourth quarter of 2000 in anticipation of a general decline in interest rates.

     For information on the accounting for and activities in MSRs and the MSR Hedge, refer to notes 2, 19 and 38 of the Company's Notes to Consolidated Financial Statements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). It establishes standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction.

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

     SFAS No. 133, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133-AN AMENDMENT OF FASB STATEMENT NO. 133, and further by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. The Company adopted SFAS No. 133 effective January 1, 2001; it will not be applied retroactively to financial statements of prior periods. For more information, refer to note 2 of the Company's Notes to Consolidated Financial Statements.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. The OTS established a minimum liquidity requirement of 4.00%. California Federal has been in compliance with the liquidity regulations during 2000 and 1999.

     The major source of funding for Golden State on an unconsolidated basis is distributions from its subsidiary, GS Holdings, which receives substantially all of its funding from distributions of the Bank's earnings and tax sharing payments. Net income generated by the Bank is used to meet its cash flow needs, including paying dividends on its preferred stock owned by GS Holdings, and may be distributed, subject to certain restrictions, to GS Holdings. In turn, GS Holdings uses distributions received from the Bank primarily to meet debt service requirements, pay any expenses it may incur, and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to note 27 of the Company's Notes to Consolidated Financial Statements.

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

     The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings and dividends to common shareholders. Certificates of deposit scheduled to mature during the twelve months ending December 31, 2001 total $11.1 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at December 31, 2000, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $17.6 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

     During 1994, California Federal issued 3,007,300 shares of its 11 1/2% noncumulative perpetual preferred stock (the "11 1/2% Bank Preferred Stock"). Cash dividends on the 11 1/2% Bank Preferred Stock are noncumulative and are payable at an annual rate of 11 1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends paid by the Bank on the 11 1/2% Bank Preferred Stock for each year ended December 31, 2000 and 1999 totalled $34.6 million. However, GS Holdings repurchased 2,688,959 shares of the 11 1/2% Bank Preferred Stock in connection with the Bank Preferred Stock Tender Offers in 1998, and redeemed the remaining 318,341 shares in 1999. At December 31, 2000, all of the 11 1/2% Bank Preferred Stock was held indirectly by Golden State.

     In the Cal Fed Acquisition, the Company assumed certain indebtedness and Old California Federal's 10 5/8% noncumulative perpetual preferred stock (the "10 5/8% Bank Preferred Stock" and together with the 11 1/2% Bank Preferred Stock, the "Bank Preferred Stock"), which have an annual interest cost of $0.6 million and an annual dividend cost of $18.3 million, respectively. Cash dividends on the 10 5/8% Bank Preferred Stock are noncumulative and are payable at an annual rate OF 10 5/8%, if, when, and as declared by the Board of Directors of the Bank. Similar to the 11 1/2% Bank Preferred Stock, the payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Dividends paid by the Bank on the 10 5/8% Bank Preferred Stock, for each year ended December 31, 2000 and 1999 totalled $18.3 Million. However, GS Holdings purchased 1,117,701 shares of the 10 5/8% Bank Preferred Stock in connection with the Bank Preferred Stock Tender Offers in 1998, and redeemed the remaining 607,299 shares in 1999. At December 31, 2000, all of the 10 5/8% Bank Preferred Stock was held indirectly by Golden State.

     The dividends, net of tax benefits, on the preferred stock of California Federal Preferred Capital Corp. (the "REIT Preferred Stock") were $27.0 million and $26.4 million for the years ended December 31, 2000 and 1999, respectively. The terms of the REIT Preferred Stock provide that California Federal Preferred Capital Corp. ("Preferred Capital Corp.") may not declare or pay any dividends or other distributions (other than in shares of common stock of Preferred Capital Corp. or other Preferred Capital Corp. Junior Stock), with respect to any Preferred Capital Corp. Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for the repurchase, redemption or other acquisition of any Preferred Capital Corp. Junior Stock (including the common stock held by the Bank) through a sinking fund or otherwise, unless and until: (a) Preferred Capital Corp. has paid full dividends on the REIT Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for payment of such dividends, and
(b) Preferred Capital Corp. has declared a cash dividend on the REIT Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of Preferred Capital Corp. for the payment of a cash dividend for such current dividend period. Preferred Capital Corp. is currently in compliance with such requirement.

     Interest on the GS Holdings Notes approximates $141.6 million per year. On August 1, 2001, $350 million principal amount of the GS Holdings 6.75% fixed-rate notes becomes due. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

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

     The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. See "Business--Regulation and Supervision." In addition to cash and cash equivalents of $783.1 million at December 31, 2000, the Company has substantial additional secured borrowing capacity with the FHLB and other sources.

     Net cash provided by operating activities for the year ended December 31, 2000 totalled $267.0 million compared to $2.0 billion in December 31, 1999. The change was principally due to a $4.6 billion decrease in net proceeds from the sale of loans held for sale, partially offset by a $3.0 billion reduction in purchases and originations of loans held for sale.

     Net cash provided by operating activities for the year ended December 31, 1999 totalled $2.0 billion compared to net cash used of $572.2 million during the year ended December 31, 1998. The change was principally due to an increase in net proceeds from the sale of loans held for sale.

     Net cash used in investing activities for the year ended December 31, 2000 totalled $2.6 billion, a decrease of $1.9 billion from the year ended December 31, 1999. Cash flows used in investing activities included a net increase in loans receivable of $3.8 billion, purchases of loans receivable of $1.6 billion, purchases of mortgage servicing rights of $364.8 million, purchases of mortgage backed-securities available for sale of $115.3 million and purchases of FHLB stock of $107.6 million. Additionally, $379.3 million was used in the Downey Acquisition. Cash flows provided by investing activities included principal payments on mortgage-backed securities totalling $2.3 billion, proceeds from sale of mortgage-backed securities available for sale of $1.4 billion and proceeds from maturing securities of $109.3 million.

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

     Net cash provided by financing activities for the year ended December 31, 2000 totalled $2.5 billion, an increase of $437.5 million from the year ended December 31, 1999. Cash flows provided by financing activities included additional borrowings of $43.5 billion, a net increase in deposits of $395.4 million and the exercise of stock options and warrants of $131.9 million. Cash flows used in financing activities included principal payments on borrowings of $40.4 billion, a net decrease in securities sold under agreements to repurchase of $970.4 million, $85.0 million in the extinguishment of issuable shares and $63.7 million for purchases of treasury stock. Additionally, $26.4 million in dividends was paid to common stockholders, while $27.0 million, net of taxes, was paid to minority stockholders.

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

OTHER ACTIVITIES

     LITIGATION TRACKING WARRANTS(TM)

     In connection with the Glendale Goodwill Litigation, Golden State distributed Litigation Tracking Warrants(TM) ("LTW(TM)s") to its security holders representing the right to receive, upon exercise of the LTW(TM)s, Golden State common stock equal in value to 85% of the net after-tax proceeds, if any, from the Glendale Goodwill Litigation. For more information on LTW(TM)s, refer to note 28 of the Company's Notes to Consolidated Financial Statements.

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

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to the holders of the LTW(TM)s. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998.

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

     Accordingly, at September 11, 1998, the net carrying value of $100 million of the California Federal Goodwill Litigation Asset was "dividended" to GSB Investments and Hunter's Glen, and a receivable from them was established to reflect the required "make whole" value of the Glendale Goodwill Litigation Asset. This receivable amounted to $41.2 million, and was recorded as an increase in equity and fluctuates based upon the market value of the LTW(TM)s. At December 31, 1999, the equalization adjustment was written down to its fair value of $17.1 million. Since the market value of the LTW(TM)s, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased from $.875 per share at December 31, 1999 to $1.1875 per share at December 31, 2000, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $20.6 million, resulting in an increase in retained earnings and the contribution receivable of $3.5 million during the year ended December 31, 2000.

CAPITAL MANAGEMENT

     At December 31, 2000, stockholders' equity was $2.2 billion, an increase of $589.0 million from December 31, 1999. The increase is principally the net result of net income of $350.5 million for the year, an increase of $180.7 million in the fair value of securities available for sale, $167.9 million in issuable shares and $131.9 million from the exercise of warrants and stock options. These amounts were partially offset by the extinguishment of issuable shares of $123.9 million, $63.7 million in purchases of treasury stock, $39.3 million in adjustments to additional paid-in capital related to pre-merger tax benefits recorded to goodwill and $26.4 million in common stock dividends. For further information, see note 27 of the Company's Notes to Consolidated Financial Statements.

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

     The OTS has adopted regulations incorporating an interest-rate risk ("IRR") component into its risk-based capital rules. When implemented, these rules would require a savings association with a greater than "normal" level of interest rate exposure to deduct an IRR component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirements. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200-basis-point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets.

     The OTS has indefinitely delayed implementation of the IRR-based capital deduction. However, based on internal measures of interest rate risk at December 31, 2000, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     At December 31, 2000, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.30%, 6.30% and 13.08%, respectively.

     The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of December 31, 2000:

                                                      Tangible           Core            Risk-based
                                                      Capital           Capital            Capital
                                                      -------           -------            -------
                                                                 (dollars in millions)
Stockholder's equity of the Bank                       $4,166            $4,166             $4,166
Minority interest - REIT Preferred Stock                  500               500                500
Unrealized holding loss on securities, net                 90                90                 90
Non-allowable capital:
       Non-qualifying loan servicing rights               (84)              (84)               (84)
       Intangible assets                                 (691)             (691)              (691)
       Goodwill Litigation Assets                        (159)             (159)              (159)
       Investment in non-includable subsidiaries          (63)              (63)               (63)
Supplemental capital:
       Qualifying subordinated debentures                  --                --                 92
       General loan loss allowance                         --                --                406
Assets required to be deducted:
       Land loans with more than 80% LTV ratio             --                --                 (4)
       Equity in subsidiaries                              --                --                 (8)
       Low-level recourse deduction                        --                --                (10)
                                                       ------            ------             ------
Regulatory capital of the Bank                          3,759             3,759              4,235
Minimum regulatory capital requirement                    894             2,385              2,590
                                                       ------            ------             ------
Excess above minimum capital requirement               $2,865            $1,374             $1,645
                                                       ======            ======             ======

                                                        Tangible         Leverage           Risk-based
                                                        Capital           Capital            Capital
                                                         Ratio             Ratio              Ratio
                                                         -----             -----              -----
Regulatory capital of the Bank                           6.30%             6.30%              13.08%
Minimum regulatory capital requirement                   1.50              4.00                8.00
                                                         ----              ----               -----
Excess above minimum capital requirement                 4.80%             2.30%               5.08%
                                                         ====              ====               =====

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $59.6 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $32.4 billion.

     At December 31, 2000, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                             Risk-based
                                          Leverage     -------------------------
                                           Capital     Tier 1      Total Capital
                                          -------      ------      -------------
Regulatory capital of the Bank              6.30%      11.58%          13.08%
"Well capitalized" ratio                    5.00        6.00           10.00
                                            ----       -----           -----
Excess above "well capitalized" ratio       1.30%       5.58%           3.08%
                                            ====       =====           =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At December 31, 2000, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at December 31, 2000.

     OTHER CAPITAL ACTIVITIES

     WARRANTS. During 1999, the Company had common stock purchase warrants outstanding which were exercised or expired before the end of the year. The Company had 10,768,153 transferable Standby Warrants outstanding at December 31, 1999, all of which were either exercised or expired during 2000. For more information on the Standby Warrants, refer to note 27 of the Company's Notes to Consolidated Financial Statements. For information on LTW(TM)s, see "- Other Activities - Litigation Tracking WarrantsTM."

     ISSUABLE SHARES. The Golden State Merger agreement provides that GSB Investments and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State common stock, par value of $1.00 per share ("Golden State Common Stock"), based on (a) the use by the combined company of certain potential tax benefits resulting from certain net operating loss carryforwards of the consolidated group of which Parent Holdings was a part, and the realization of certain other potential tax assets and liabilities of Golden State and Parent Holdings and (b) California Federal's net after-tax recovery in certain specified litigation, including a percentage of the net after-tax recovery, if any, in the California Federal Goodwill Litigation (following payment by California Federal of all amounts due, if any, to the holders of the CALGZs and the CALGLs and the retention of certain amounts of such recovery by the Bank). The Golden State Merger agreement provides generally that the amount of the net after-tax recovery, if any, resulting from the California Federal Goodwill Litigation which will be excluded in determining the number of shares issuable in respect of the California Federal Goodwill Litigation will be based on 15% of the value of the net after-tax recovery in the Glendale Goodwill Litigation to be excluded for purposes of determining the number of shares of Golden State Common Stock issuable upon exercise of the LTW(TM)s, adjusted to reflect the PRO FORMA ownership interest of GSB Investments and Hunter's Glen in Golden State at the time of the Golden State Merger. At December 31, 2000, issuable shares valued at $172.3 million were included in equity. For more information on issuable shares, refer to notes 2(r) and 27 of the Company's Notes to Consolidated Financial Statements.

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

YEAR 2000

     In 1999, the Company completed all major milestones in executing its comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. No significant Y2K-related events were reported, and it was not necessary to activate any of the Bank's contingency plans.

     The costs related to making the Bank's computer systems, applications and facilities Year 2000 compliant totalled approximately $17.4 million over the years 1997 to 2000. Noninterest expense for the year ended December 31, 2000 included approximately $0.1 million in connection with the Bank's Year 2000 efforts.

     Historically, cost estimates and actuals by year for the Year 2000 project are as follows (in millions):

                                     2000          1999          1998
                                     ----          ----          ----
           Estimates                 $0.3          $7.5          $8.9
           Actual                     0.1           7.5           8.6

     Of the total Year 2000 project costs, $11.4 million were third party expenses funded through operating cash flows. Costs related to purchase of equipment, both project equipment and replacement of non-compliant equipment, were $2.8 million, also funded through operating cash flows. Expenditures in 2000 were immaterial to total Information and Technology Services ("ITS") expenses. No critical ITS projects were deferred as a result of the Year 2000 efforts. Instead, incremental resources including consultants, contractors, software utilities and hardware were obtained from outside the Bank to supplement existing staff. In addition, the Bank had a prioritization mechanism in place to ensure that other critical projects were addressed. The Bank is currently not aware of any asserted or unasserted claims of breach of contract or warranty related to Y2K. The Bank does not anticipate any assertion of such claims in the future that will have a material effect on the Bank.

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

     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in the net portfolio value ("NPV") ratio and net interest income. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes discussed below are designed to minimize the impact of sudden and sustained changes in interest rates on the NPV ratio and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in the NPV ratio and net interest income in the event of hypothetical changes in interest rates, and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. If estimated changes to the NPV ratio and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

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

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV ratio of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The NPV ratio is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items divided by the market value of assets. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in market interest rates of one hundred to three hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes minimum NPV ratios for various interest rate scenarios.

     The following table presents the Bank's NPV ratios for the various rate shock levels at December 31, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                 Change in
               Interest Rates              NPV Ratio
               --------------              ---------
           300 basis point rise              6.14%
           200 basis point rise              6.81
           100 basis point rise              7.31
           Base Scenario                     7.51
           100 basis point decline           7.33
           200 basis point decline           6.89
           300 basis point decline           6.68

     The preceding table indicates that as of December 31, 2000, the Bank's NPV ratio would be expected to decrease in the event that prevailing market rates either increase or decrease in a sudden and sustained manner. The NPV sensitivity measure, which compares the difference between the base scenario and the lesser of the 200 basis point rise or decline, as estimated by the Bank's model is .70%. This sensitivity measure is considered to be a minimal risk as defined by the OTS regulations and is within the limits established by the Board of Directors.

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

     The NPV ratio is calculated by the Bank pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market interest rates provided by independent broker quotations and other public sources as of December 31, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

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

     In  addition,  the Bank uses  interest  rate  sensitivity  gap  analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. See "--Risk Management" for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Golden State at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are included in this report at the pages indicated.

                                                              Page
                                                              ----
Independent Auditors' Report                                   F-1
Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-3
Consolidated Statements of Comprehensive Income                F-4
Consolidated Statements of Stockholders' Equity                F-5
Consolidated Statements of Cash Flows                          F-8
Notes to Consolidated Financial Statements                     F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Those portions of Golden State's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for use in connection with Golden State's Annual Meeting of Stockholders to be held on May 21, 2001 ("Proxy Statement") appearing under the captions "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.

     The following table sets forth certain information (ages as of March 1, 2001) concerning the executive officers of Golden State.

Name                         Age      Position
----                         ---      --------
Gerald J. Ford               56       Chairman of the Board, Chief Executive Officer and Director
Carl B. Webb                 51       President, Chief Operating Officer and Director
Richard H. Terzian           64       Executive Vice President and Chief Financial Officer
Christie S. Flanagan         62       Executive Vice President and General Counsel
Richard A. Fink              60       Executive Vice President
Richard P. Hodge             46       Executive Vice President
Scott A. Kisting             53       Executive Vice President
James R. Staff               53       Executive Vice President
Stephen J. Trafton           54       Executive Vice President
Renee Nichols Tucei          44       Executive Vice President and Controller

     In addition to the officers listed above, below are those individuals who hold senior positions with the Bank and are deemed to be executive officers of the Company for reporting purposes under the Securities Exchange Act of 1934.

Name                         Age      Position
----                         ---      --------

Walter C. Klein, Jr.         57       Group Executive Vice President
Dennis L. Verhaegen          49       Group Executive Vice President

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

     Mr. Webb has been President and Chief Operating Officer of Golden State since 1998, of California Federal and its predecessors since 1988, and of Preferred Capital Corporation since 1996. Mr. Webb has also been President and Chief Operating Officer of GS Holdings since 1998. Mr. Webb is a Director of Golden State, California Federal, Preferred Capital Corporation, FNMC and Auto One.

     Mr. Terzian has been Executive Vice President and Chief Financial Officer of Golden State since 1998 and Group Executive Vice President and Chief Financial Officer of the Bank since June 2000. He served as Executive Vice President and Chief Financial Officer of the Bank from 1995 until June 2000. Mr. Terzian has been the Executive Vice President, Chief Financial Officer and a Director of Preferred Capital Corp. since 1996. Mr. Terzian is also a Director of the Federal Home Loan Bank of San Francisco. Prior to joining the Bank, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc. and its subsidiary, The Dime Savings Bank of New York, FSB.

     Mr. Flanagan has been Executive Vice President and General Counsel of Golden State since September 1998 and Group Executive Vice President and General Counsel of the Bank since June 2000. He served as Executive Vice President and General Counsel of the Bank from 1994 until June 2000. Mr. Flanagan is also the Executive Vice President, General Counsel and a Director of Preferred Capital Corp. and a Director of FNMC and Auto One. Mr. Flanagan was previously the managing partner of the law firm of Jenkens & Gilchrist, P.C. and is currently of counsel to the firm.

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

     Mr. Hodge has been Executive Vice President and Corporate Tax Director of Golden State since September 1998 and of the Bank since January 1996. Mr. Hodge has been employed with the Bank since November 1995. Prior to joining the Bank, Mr. Hodge was a tax partner of the public accounting firm of KPMG LLP.

     Mr. Kisting has been Executive Vice President of Golden State since September 1998. He has been Group Executive Vice President and Director of Consumer and Business Banking of the Bank since June 2000. He served as Executive Vice President and Director of Consumer and Business Banking of the Bank from September 1998 until June 2000. Mr. Kisting has also been Chairman of the Board of Auto One since February 2000. Mr. Kisting was Chief Operating Officer of Citizens Financial Group from 1997 to 1998 and was previously associated with Norwest Corporation from 1993 to 1997, most recently as Group Executive Vice President.

     Mr. Staff has been Executive Vice President and the Chief Financial Advisor of Golden State since September 1998. He has been Group Executive Vice President and Chief Financial Advisor of the Bank since June 2000. He served as Executive Vice President and Chief Financial Advisor of the Bank from 1994 until June 2000. He also serves as a Director of Preferred Capital Corp., Auto One and FNMC. Prior to joining the Bank, Mr. Staff was associated with the public accounting firm of KPMG LLP, most recently as a partner specializing in financial services.

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

     Mr. Klein has been a Group Executive Vice President of the Bank since June 2000. He served as Executive Vice President of the Bank from January 1996 until June 2000. Mr. Klein has been the President of FNMC since January 1996. He also serves as a Director of FNMC. Prior to joining the Bank, Mr. Klein was associated with PNC Mortgage Corp. of America and its predecessor, Sears Mortgage Corporation, most recently as Chairman and Chief Executive Officer.

     Mr. Verhaegen has been Group Executive Vice President and Corporate Finance Director of the Bank since August 2000. He served as Executive Vice President and Corporate Finance Director of the Bank from February 1997 until August 2000. Mr. Verhaegen operated his own financial advisory and consulting firm from 1994 to 1996 and served as a Managing Director of First Southwest Company from 1992 to 1994. Mr. Verhaegen was also Senior Managing Director of the Financial Institutions Group of Bear Stearns & Co. Inc. from 1988 to 1992.

ITEM 11. EXECUTIVE COMPENSATION

     Those portions of Golden State's Proxy Statement appearing under the caption "Executive Compensation," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of Golden State's Proxy Statement appearing under the caption "Ownership of Golden State and Other Securities" is incorporated herein by reference.

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

       2.3 Agreement dated as of August 20, 2000 by and between Golden State Bancorp Inc. and GSB Investments Corp.

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

       4.8 Indenture, dated December 1, 1992, between California Federal Bank, A Federal Savings Bank and Chemical Bank, as trustee, relating to the 10% Subordinated Debentures Due 2003. (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015).)

       4.9 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015).)

       4.10 Agreement Regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank and Chase Mellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit
              4.18 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015).)

       4.11 Warrant Agreement, dated as of May 4, 1998 between Golden State Bancorp Inc. and Chase Mellon Shareholder Services, L.L.C. as Warrant Agent. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.)

       4.12 Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to
              Exhibit 4.1 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.13 First Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.14 Second Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.15 Third Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.16 Fourth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.17 Fifth Supplemental Indenture dated as of September 11, 1998 between Golden State Holdings Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.6 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

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

       10.4 Office Lease, dated as of November 15, 1990, between Webb/San Francisco Ventures, Ltd. and First Nationwide Bank, A Federal Savings Bank. Confidential treatment has been granted for portions of this document (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654).)

       10.5 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 33-82654).)

       10.6 Letter dated March 30, 2000 extending the term of the office lease dated as of November 15, 1990 between RNM 135 Main, L. P., as successor to Webb/San Francisco Venture, Ltd., and California Federal Bank, as successor to First Nationwide Bank, A Federal Savings Bank.

       10.7 Employment Agreement dated November 22, 1999, between California Federal Bank, and Gerald J. Ford. (Incorporated by reference to
              Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").)

       10.8 Employment Agreement, dated as of December 17, 1999, between California Federal Bank, and Carl B. Webb, II. (Incorporated by reference to Exhibit 10.13 to the Registrant's 1999 Form 10-K.)

       10.9 Employment Agreement, dated as of August 1, 1999, between California Federal Bank, and Christie S. Flanagan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

       10.10 Employment Agreement, dated as of December 17, 1999, between California Federal Bank, and J. Randy Staff. (Incorporated by reference to Exhibit 10.18 to the Registrant's 1999 Form 10-K.)

       10.11 Employment Agreement dated as of August 1, 1999, between California Federal Bank, and Scott A. Kisting. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

       10.12 1998 Change of Control Plan, dated as of March 25, 1999. (Incorporated by reference to Exhibit 10.24 to the Registrant's 1999 Form 10-K.)

       10.13 Golden State Bancorp Inc. Omnibus Stock Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.)

       10.14 Golden State Bancorp Inc. Executive Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.)

       10.15 Litigation Management Agreement, dated as of February 4, 1998, by and among Golden State Bancorp, Inc., Glendale Federal Bank, Federal Savings Bank, California Federal Bank, Stephen J. Trafton and Richard A. Fink. (Incorporated by reference to Exhibit 99.2 to the February 1998 Form 8-K.)

       10.16 Reimbursement and Expense Allocation Agreement between Golden State Bancorp Inc. and California Federal Bank, dated November 23, 1998. (Incorporated by reference to Exhibit 10.56 to the Registrant's 1998 Form 10-K.)

       10.17 Agreement for Provision of Services between California Federal Bank, A Federal Savings Bank and Golden State Management Inc., dated November 23, 1998. (Incorporated by reference to Exhibit
              10.57 to the Registrant's 1998 Form 10-K.)

       10.18 Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc., dated January 1, 1999. (Incorporated by reference to Exhibit 10.58 to the Registrant's 1998 Form 10-K.)

       10.19 Amendment No. 1 dated as of January 1, 2000 to Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc. dated January 1, 1999.

       12.1 Statement regarding the computation of ratio of earnings to combined fixed charges and minority interest for the Registrant.

       21.1   Subsidiaries of the Registrant.

       23.1   Consent of KPMG LLP, Independent Auditors of the Registrant.

       24.1   Power of Attorney executed by George Bramblett, Jr.

       24.2   Power of Attorney executed by Ronald O. Perelman.

       24.3   Power of Attorney executed by Cora M. Tellez.

       27.1   Financial Data Schedule.

(C)    REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 2001

                                                       GOLDEN STATE BANCORP INC.





                                               By:   /s/ Gerald J. Ford
                                                  ------------------------------
                                                     Gerald J. Ford
                                                     Chairman of the Board
                                                     and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  Name                              Title                             Date
                  ----                              -----                             ----
      /s/Gerald J. Ford                    Chairman of the Board, Chief           March 20, 2001
---------------------------------------    Executive Officer and Director
         Gerald J. Ford                    (Principal Executive Officer)


      /s/Carl B. Webb                      President, Chief Operating Officer     March 20, 2001
---------------------------------------    and Director
         Carl B. Webb


      /s/Richard H. Terzian                Executive Vice President               March 20, 2001
---------------------------------------    and Chief Financial Officer
         Richard H. Terzian                (Principal Financial Officer)


      /s/Renee Nichols Tucei               Executive Vice President and           March 20, 2001
---------------------------------------    Controller
         Renee Nichols Tucei               (Principal Accounting Officer)


      /s/Paul M. Bass, Jr.                 Director                               March 20, 2001
---------------------------------------
         Paul M. Bass, Jr.


                  *                        Director                               March 20, 2001
---------------------------------------
         George W. Bramblett, Jr.


      /s/Brian P. Dempsey                  Director                               March 20, 2001
---------------------------------------
         Brian P. Dempsey


      /s/Howard Gittis                     Director                               March 20, 2001
---------------------------------------
         Howard Gittis


      /s/John F. King                      Director                               March 20, 2001
---------------------------------------
         John F. King


      /s/John F. Kooken                    Director                               March 20, 2001
---------------------------------------
         John F. Kooken


      /s/Gabrielle K. McDonald             Director                               March 20, 2001
---------------------------------------
         Gabrielle K. McDonald


      /s/John A. Moran                     Director                               March 20, 2001
---------------------------------------
         John A. Moran


                  *                        Director                               March 20, 2001
---------------------------------------
         Ronald O. Perelman


      /s/B. M. Rankin, Jr.                 Director                               March 20, 2001
---------------------------------------
         B. M. Rankin, Jr.


      /s/Thomas S. Sayles                  Director                               March 20, 2001
---------------------------------------
         Thomas S. Sayles


      /s/Robert Setrakian                  Director                               March 20, 2001
---------------------------------------
         Robert Setrakian


                  *                        Director                               March 20, 2001
---------------------------------------
         Cora M. Tellez

* Vanessa L. Washington, by signing her name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.


                                      By:       /s/Vanessa L. Washington
                                          --------------------------------------
                                                   Vanessa L. Washington
                                                     Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Stockholders and Board of Directors
Golden State Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Golden State Bancorp Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Bancorp Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






                                         KPMG LLP



San Francisco, California
January 16, 2001

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                  (dollars in thousands, except per share data)

                      Assets                                                                 2000             1999
                      ------                                                             ------------     ------------
Cash and due from banks                                                                  $   697,513      $   508,959
Interest-bearing deposits in other banks                                                         123                5
Short-term investment securities                                                              85,510           84,061
                                                                                         -----------      -----------
     Cash and cash equivalents                                                               783,146          593,025

Securities available for sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of zero and $37,397
     at December 31,2000 and 1999, respectively)                                             641,205        1,075,766
Securities held to maturity (fair value $590,571 and $180,449 at December 31,
     2000 and 1999, respectively)                                                            587,503          185,357
Mortgage-backed securities available for sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $2,620,399
     and $3,799,962 at December 31, 2000 and 1999, respectively)                           9,866,823       13,764,565
Mortgage-backed securities held to maturity (fair value $2,959,677 and
     $2,150,014 at December 31, 2000 and 1999,  respectively)(includes securities pledged to  creditors  with  the  right  to  sell or repledge of $2,053,070
     and  $1,855,163 at December 31, 2000 and 1999, respectively)                          2,886,612        2,149,696
Loans held for sale, net                                                                     845,763          729,062
Loans receivable, net                                                                     39,592,814       33,953,461
Investment in Federal Home Loan Bank ("FHLB") System                                       1,361,066        1,167,144
Premises and equipment, net                                                                  327,329          324,582
Foreclosed real estate, net                                                                   19,080           45,091
Accrued interest receivable                                                                  364,414          321,596
Intangible assets (net of accumulated amortization of $246,150 and $183,433
     at December 31, 2000 and 1999, respectively)                                            691,288          819,561
Mortgage servicing rights                                                                  1,559,323        1,272,393
Other assets                                                                                 990,512          617,761
                                                                                         -----------      -----------
         Total assets                                                                    $60,516,878      $57,019,060
                                                                                         ===========      ===========


         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------

Deposits                                                                                 $23,429,754      $23,035,757
Securities sold under agreements to repurchase                                             4,511,309        5,481,747
Borrowings                                                                                28,800,557       25,668,626
Other liabilities                                                                          1,124,524          771,147
                                                                                         -----------      -----------
         Total liabilities                                                                57,866,144       54,957,277
                                                                                         -----------      -----------

Commitments and contingencies                                                                     --               --

Minority interest                                                                            500,000          500,000

Stockholders' equity
     Common stock, $1.00 par value, (250,000,000 shares authorized;  150,703,716 and 134,720,685 shares issued at December 31, 2000
         and 1999, respectively)                                                             150,704          134,721
     Issuable shares                                                                         172,308          204,681
     Additional paid-in capital                                                            1,534,736        1,378,735
     Accumulated other comprehensive loss                                                    (89,874)        (275,209)
     Retained earnings (substantially restricted)                                            698,597          371,096
     Treasury stock (16,383,058 and 12,478,097 shares at
         December 31, 2000 and 1999, respectively)                                          (315,737)        (252,241)
                                                                                         -----------      -----------
     Total stockholders' equity                                                            2,150,734        1,561,783
                                                                                         -----------      -----------
         Total liabilities, minority interest and stockholders' equity                   $60,516,878      $57,019,060
                                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998
                      (in thousands, except per share data)

                                                                                         2000           1999            1998
                                                                                     -----------    -----------     -----------
Interest income:
     Loans receivable                                                                $2,852,971     $2,332,500      $1,739,294
     Mortgage-backed securities available for sale                                      800,444        872,823         482,567
     Mortgage-backed securities held to maturity                                        206,469        177,644         134,537
     Loans held for sale                                                                 62,591        109,486         115,714
     Securities available for sale                                                       55,917         76,669          49,736
     Securities held to maturity                                                         29,499         11,459           4,702
     Interest-bearing deposits in other banks                                             5,034         12,049          22,263
     Dividends on FHLB stock                                                             92,872         59,639          36,042
                                                                                     ----------     ----------      ----------
         Total interest income                                                        4,105,797      3,652,269       2,584,855
                                                                                     ----------     ----------      ----------
Interest expense:
     Deposits                                                                           928,407        888,286         791,112
     Securities sold under agreements to repurchase                                     352,100        265,467         153,697
     Borrowings                                                                       1,678,491      1,312,629         874,736
                                                                                     ----------     ----------      ----------
         Total interest expense                                                       2,958,998      2,466,382       1,819,545
                                                                                     ----------     ----------      ----------
         Net interest income                                                          1,146,799      1,185,887         765,310
Provision for loan losses                                                                    --         10,000          40,000
                                                                                     ----------     ----------      ----------
         Net interest income after provision for loan losses                          1,146,799      1,175,887         725,310
                                                                                     ----------     ----------      ----------
Noninterest income:
     Loan servicing fees, net                                                           176,159        127,834         109,203
     Customer banking fees and service charges                                          196,969        187,022         121,283
     Gain on sale, settlement and transfer of loans, net                                 49,730         32,885          54,217
     (Loss) gain on sale of assets, net                                                 (13,426)        21,699             193
     Gain on sale of branches, net                                                           --          2,343         108,825
     Other income                                                                        31,333         28,211          23,896
                                                                                     ----------     ----------      ----------
         Total noninterest income                                                       440,765        399,994         417,617
                                                                                     ----------     ----------      ----------
Noninterest expense:
     Compensation and employee benefits                                                 427,362        391,597         293,982
     Occupancy and equipment                                                            160,820        148,411          99,746
     Professional fees                                                                   41,381         52,667          56,360
     Loan expense                                                                        17,018         17,200          24,843
     Foreclosed real estate operations, net                                              (4,690)        (6,411)         (6,152)
     Amortization of intangible assets                                                   62,717         69,724          53,415
     Merger and integration costs                                                            --          7,747          59,162
     Other expense                                                                      208,631        225,674         159,307
                                                                                     ----------     ----------      ----------
         Total noninterest expense                                                      913,239        906,609         740,663
                                                                                     ----------     ----------      ----------

Income before income taxes, minority interest and extraordinary items                   674,325        669,272         402,264
Income tax expense (benefit)                                                            136,781        186,483        (106,351)
Minority interest: provision in lieu of income tax expense                              161,688        122,684              --
Minority interest: other                                                                 28,376         39,390         110,527
                                                                                     ----------     ----------      ----------
     Income before extraordinary items                                                  347,480        320,715         398,088
Extraordinary items - gain (loss) on early extinguishment of debt, net of applicable taxes of $2,083, $1,801 and $(103,823) in 2000,
     1999 and 1998, respectively                                                          3,014          2,472        (150,333)
                                                                                     ----------     ----------      ----------
         Net income                                                                  $  350,494     $  323,187      $  247,755
                                                                                     ==========     ==========      ==========
Earnings per share:
Basic
     Income before extraordinary items                                                    $2.50          $2.45           $5.00
     Extraordinary items                                                                   0.02           0.02           (1.89)
                                                                                          -----          -----           -----
         Net income                                                                       $2.52          $2.47           $3.11
                                                                                          =====          =====           =====
Diluted
     Income before extraordinary items                                                    $2.44          $2.29           $4.88
     Extraordinary items                                                                   0.02           0.02           (1.84)
                                                                                          -----          -----           -----
         Net income                                                                       $2.46          $2.31           $3.04
                                                                                          =====          =====           =====

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                              2000            1999           1998
                                                                            --------       ----------      ---------
Net income                                                                  $350,494       $ 323,187       $247,755

Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities available for sale:
        Unrealized holding gain (loss) arising during the period             170,729        (280,618)       (28,167)
        Less: reclassification adjustment for loss (gain) included
             in net income                                                     9,976            (742)          (844)
                                                                            --------       ---------       ---------
                                                                             180,705        (281,360)       (29,011)
    Amortization of market adjustment for securities
        transferred from available for sale to held to maturity                4,630              --             --
                                                                            --------       ---------       --------

Other comprehensive income (loss)                                            185,335        (281,360)       (29,011)
                                                                            --------       ---------       --------

Comprehensive income                                                        $535,829       $  41,827       $218,744
                                                                            ========       =========       ========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                   Preferred Stock
                                                      Series A                   Common Stock                          Additional
                                                ------------------------    ------------------------      Issuable      Paid-in
                                                  Shares         Amount        Shares        Amount        Shares       Capital
                                                  ------         ------        ------        ------       --------     ----------
Balance at December 31, 1997                            --       $   --      56,722,988     $ 56,723        $--        $       --

Net income                                              --           --              --           --         --                --
Golden State Acquisition                         4,183,599        4,184      61,880,950       61,881         --         1,400,332
Conversion of Series A Preferred Stock          (4,181,061)      (4,181)     10,051,200       10,051         --            (5,870)
Redemption of Additional FN Holdings
    Preferred Stock                                     --           --              --           --         --               787
Change in net unrealized holding gain
    on securities available for sale                    --           --              --           --         --                --
Liability reflecting value of Golden State
    Common Stock to be distributed to
    GSB Investments and Hunter's Glen in
    respect of their proportionate ownership
    of the California Federal Goodwill
    Litigation Asset                                    --           --              --           --         --                --
Liability reflecting value of Golden State
    Common Stock to be distributed to
    GSB Investments and Hunter's Glen upon
    use of Parent Holdings' pre-merger
    tax benefits                                        --           --              --           --         --                --
GS Escrow Merger                                        --           --              --           --         --            (3,535)
Dividend of tax benefits to parent due to
    deconsolidation                                     --           --              --           --         --                --
Pre-merger dividends to parent                          --           --              --           --         --                --
Redemption of Series A Preferred Stock              (2,538)          (3)             --           --         --               (61)
Exercise of stock options                               --           --          32,625           33         --               611
Capital contribution                                    --           --              --           --         --                22
Sale of common stock in treasury                        --           --              --           --         --              (131)
                                                ----------       ------     -----------     --------        ---        ----------
Balance at December 31, 1998                            --       $   --     128,687,763     $128,688        $--        $1,392,155

                                                                                                                        (Continued)


See accompanying notes to consolidated financial statements.


                                                     Accumulated         Retained             Common Stock
                                                        Other            Earnings             in Treasury              Total
                                                    Comprehensive     (Substantially       -------------------      Stockholders'
                                                    Income (Loss)       Restricted)        Shares       Amount         Equity
                                                    -------------     --------------       ------       ------      -------------

Balance at December 31, 1997                           $35,162           $277,599              --      $    --      $  369,484

Net income                                                  --            247,755              --           --         247,755
Golden State Acquisition                                    --                 --        (108,574)      (2,036)      1,464,361
Conversion of Series A Preferred Stock                      --                 --              --           --              --
Redemption of Additional FN Holdings
    Preferred Stock                                         --                 --              --           --             787
Change in net unrealized holding gain
    on securities available for sale                   (29,011)                --              --           --         (29,011)
Liability reflecting value of Golden State
    Common Stock to be distributed to
    GSB Investments and Hunter's Glen in
    respect of their proportionate ownership
    of the California Federal Goodwill
    Litigation Asset                                        --            (58,791)             --           --         (58,791)
Liability reflecting value of Golden State
    Common Stock to be distributed to
    GSB Investments and Hunter's Glen upon
    use of Parent Holdings' pre-merger
    tax benefits                                            --           (170,139)             --           --        (170,139)
GS Escrow Merger                                            --                 --              --           --          (3,535)
Dividend of tax benefits to parent due to
    deconsolidation                                         --           (230,161)             --           --        (230,161)
Pre-merger dividends to parent                              --             (9,793)             --           --          (9,793)
Redemption of Series A Preferred Stock                      --                  1              --           --             (63)
Exercise of stock options                                   --                 --              --           --             644
Capital contribution                                        --                 --              --           --              22
Sale of common stock in treasury                            --                 --          18,580          349             218
                                                       -------          ---------        --------      -------      ----------
Balance at December 31, 1998                           $ 6,151          $  56,471         (89,994)     $(1,687)     $1,581,778

                                                                                                                    (Continued)


See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                   Preferred Stock
                                                      Series A                 Common Stock                        Additional
                                                 --------------------    ------------------------     Issuable       Paid-in
                                                   Shares     Amount        Shares       Amount        Shares        Capital
                                                   ------     ------        ------       ------       --------     ----------
Balance at December 31, 1998                         --        $--       128,687,763    $128,688     $     --      $1,392,155

Net income                                           --         --                --          --           --              --
Golden State Acquisition - see note 3                --         --                --          --           --         (12,380)
Adjustment to initial dividend of tax
    benefits to former parent
    due to deconsolidation                           --         --                --          --           --              --
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                        --         --                --          --           --              --
Reclassification of Litigation Tracking
    Warrants owned by the Bank                       --         --                --          --           --              --
Change in net unrealized holding gain
    (loss) on securities available for sale          --         --                --          --           --              --
Issuable shares (1999 usage of pre-merger
    NOLs)                                            --         --                --          --      197,562              --
Issuable shares (1998 tax benefits)                  --         --                --          --        2,665          (2,665)
Issuable shares (interest on Old California
    Federal tax refund)                              --         --                --          --        4,454              --
Distribution of issuable shares                      --         --         5,540,319       5,540           --          (5,540)
Impact of restricted stock                           --         --            56,908          57           --             420
Purchase of treasury stock                           --         --                --          --           --              --
Exercise of stock options and warrants               --         --           435,695         436           --           7,444
Sale of common stock in treasury                     --         --                --          --           --            (699)
                                                    ---        ---       -----------    --------     --------      ----------
Balance at December 31, 1999                         --        $--       134,720,685    $134,721     $204,681      $1,378,735

                                                                                                                   (Continued)


See accompanying notes to consolidated financial statements.

                                                     Accumulated         Retained             Common Stock
                                                        Other            Earnings             in Treasury              Total
                                                    Comprehensive     (Substantially      ---------------------      Stockholders'
                                                    Income (Loss)       Restricted)        Shares       Amount         Equity
                                                    -------------     --------------       ------       ------      ------------

Balance at December 31, 1998                         $   6,151           $ 56,471         (89,994)    $  (1,687)     $1,581,778

Net income                                                  --            323,187              --            --         323,187
Golden State Acquisition - see note 3                       --                 --              --            --         (12,380)
Adjustment to initial dividend of tax
    benefits to former parent
    due to deconsolidation                                  --             15,519              --            --          15,519
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                               --            (24,081)             --            --         (24,081)
Reclassification of Litigation Tracking
    Warrants owned by the Bank                              --                 --              --        (1,987)         (1,987)
Change in net unrealized holding gain
    (loss) on securities available for sale           (281,360)                --              --            --        (281,360)
Issuable shares (1999 usage of pre-merger
    NOLs)                                                   --                 --              --            --         197,562
Issuable shares (1998 tax benefits)                         --                 --              --            --              --
Issuable shares (interest on Old California
    Federal tax refund)                                     --                 --              --            --           4,454
Distribution of issuable shares                             --                 --              --            --              --
Impact of restricted stock                                  --                 --              --            --             477
Purchase of treasury stock                                  --                 --     (12,463,800)     (250,245)       (250,245)
Exercise of stock options and warrants                      --                 --              --            --           7,880
Sale of common stock in treasury                            --                 --           75,697        1,678             979
                                                     ---------           --------     -----------     ---------      ----------
Balance at December 31, 1999                         $(275,209)          $371,096     (12,478,097)    $(252,241)     $1,561,783

                                                                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                                    Preferred Stock
                                                      Series A                Common Stock                        Additional
                                                   -----------------     ----------------------     Issuable       Paid-in
                                                   Shares     Amount       Shares       Amount       Shares        Capital
                                                   ------     ------       ------       ------       ------        -------
Balance at December 31, 1999                         --         $--      134,720,685   $134,721    $ 204,681      $1,378,735

Net income                                           --          --               --         --           --              --
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                        --          --               --         --           --              --
Change in net unrealized holding loss
    on securities available for sale                 --          --               --         --           --              --
Amortization of unrealized holding loss
    on securities held to maturity                   --          --               --         --           --              --
Issuable shares (1999 usage of pre-merger            --          --               --         --        3,919              --
    NOLs)
Issuable shares (2000 usage of pre-merger            --          --               --         --      162,565              --
    NOLs)
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                    --          --               --         --           --         (39,305)
Issuable shares adjustment for tax refund
    and related interest                             --          --               --         --       39,455         (38,066)
Distribution of issuable shares                      --          --        4,882,904      4,883     (100,000)         95,117
Cancellation of restricted shares                    --          --           (2,025)        (2)          --               2
Impact of restricted common stock                    --          --          220,327        220           --           2,955
Purchase of treasury stock                           --          --               --         --           --              --
Exercise of stock options and warrants               --          --       10,881,743     10,882           --         120,991
Sale of common stock in treasury                     --          --               --         --           --             (94)
Dividends on common stock                            --          --               --         --           --              --
Issuance of common stock                             --          --               82         --           --              --
Cash settlement resulting in the
    extinguishment of issuable shares                --          --               --         --     (138,312)         14,401
                                                     --         ---      -----------   --------    ---------      ----------
Balance at December 31, 2000                         --         $--    150,703,716     $150,704    $ 172,308      $1,534,736
                                                     ==         ===    ===========     ========    =========      ==========

                                                                                                                  (Continued)


See accompanying notes to consolidated financial statements.


                                                  Accumulated         Retained              Common Stock
                                                     Other            Earnings              in Treasury               Total
                                                 Comprehensive     (Substantially     -------------------------    Stockholders'
                                                 Income (Loss)       Restricted)        Shares         Amount         Equity
                                                 -------------     --------------       ------         ------      ------------
Balance at December 31, 1999                       $(275,209)         $371,096        (12,478,097)    $(252,241)    $1,561,783

Net income                                                --           350,494                 --            --        350,494
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                              --            3,451                 --            --          3,451
Change in net unrealized holding loss
    on securities available for sale                  180,705               --                 --            --        180,705
Amortization of unrealized holding loss
    on securities held to maturity                      4,630               --                 --            --          4,630
Issuable shares (1999 usage of pre-merger                  --               --                 --            --          3,919
    NOLs)
Issuable shares (2000 usage of pre-merger                  --               --                 --            --        162,565
    NOLs)
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                          --               --                 --            --        (39,305)
Issuable shares adjustment for tax refund
    and related interest                                   --               --                 --            --          1,389
Distribution of issuable shares                            --               --                 --            --             --
Cancellation of restricted shares                          --               --                 --            --             --
Impact of restricted common stock                          --               --                 --            --          3,175
Purchase of treasury stock                                 --               --         (3,916,411)      (63,724)       (63,724)
Exercise of stock options and warrants                     --               --                 --            --        131,873
Sale of common stock in treasury                           --               --             11,450           228            134
Dividends on common stock                                  --          (26,444)                --            --        (26,444)
Issuance of common stock                                   --               --                 --            --             --
Cash settlement resulting in the
    extinguishment of issuable shares                      --               --                 --            --        (123,911)
                                                   ----------         --------        -----------     ---------      ----------
Balance at December 31, 2000                       $  (89,874)        $698,597        (16,383,058)    $(315,737)     $2,150,734
                                                   ==========         ========        ===========     =========      ==========


See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                          2000               1999               1998
                                                                       ----------         ----------         ----------
Cash flows from operating activities:
Net income                                                             $  350,494         $  323,187         $  247,755
Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Amortization of intangible assets                                    62,717             69,724             53,415
      Provision (benefit) for deferred income taxes                        48,106             94,780           (206,931)
      Accretion of discount on borrowings                                   1,093              1,018                832
      Amortization (accretion) of purchase accounting
          premiums and discounts, net                                         269              7,541               (236)
      Amortization of mortgage servicing rights                           204,032            212,310            158,163
      Provision for loan losses                                                --             10,000             40,000
      Loss (gain) on sale of assets, net                                   13,426            (21,699)              (193)
      Gain on sale of branches, net                                            --             (2,343)          (108,825)
      Gain on sale of foreclosed real estate                               (8,950)           (13,069)           (13,559)
      Loss on sale, settlement and transfer of loans, net                  76,918            160,970            115,755
      Capitalization of originated mortgage servicing rights             (126,648)          (193,855)          (169,972)
      Extraordinary items - (gain) loss on early
          extinguishment of debt, net                                      (3,014)            (2,472)           150,333
      Depreciation and amortization of premises and
          equipment                                                        54,465             40,895             26,720
      Amortization of deferred debt issuance costs                          7,354              7,295              8,592
      FHLB stock dividends                                                (92,872)           (59,639)           (36,042)
      Purchases and originations of loans held for sale                (5,344,219)        (8,345,470)        (8,843,499)
      Net proceeds from the sale of loans held for sale                 5,059,241          9,703,072          7,892,122
      (Increase) decrease in other assets                                (491,670)            47,793            155,037
      Increase in accrued interest receivable                             (41,580)            (4,141)           (17,630)
      Increase (decrease) in other liabilities                            305,850           (183,181)          (134,531)
      Amortization of deferred compensation expense -
          restricted common stock                                           1,897                477                 --
      Minority interest: provision in lieu of income taxes                161,688            122,684                 --
      Minority interest: other                                             28,376             39,390            110,527
      Other operating activity                                                 36                 --                --
                                                                       ----------         ----------         ----------
          Net cash provided by (used in) operating activities             267,009          2,015,267           (572,167)
                                                                       ----------         ----------         ----------
Cash flows from investing activities:
      Acquisitions and divestitures:
          Downey Acquisition                                             (379,314)                --                 --
          Nevada Purchase                                                      --            458,943                 --
          Golden State Acquisition                                             --                 --            782,228
          GSAC Acquisition                                                     --                 --            (13,577)


                                                                                                             (Continued)

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                     2000               1999             1998
                                                                                  -----------       -----------       -----------
Cash flows from investing activities (continued):
     Purchases of securities available for sale                                   $   (54,789)      $  (807,690)      $  (891,643)
     Proceeds from maturities of securities available for sale                         58,022           431,934           975,288
     Purchases of securities held to maturity                                          (4,199)          (28,869)             (384)
     Principal payments and proceeds from maturities of securities
         held to maturity                                                              51,289            94,820             2,827
     Purchases of mortgage-backed securities available for sale                      (115,256)       (4,832,344)       (8,955,882)
     Principal payments on mortgage-backed securities available for sale            1,878,401         3,623,918         3,261,363
     Proceeds from sales of mortgage-backed securities available for sale           1,367,666           193,732            25,292
     Principal payments on mortgage-backed securities held to maturity                428,067           621,179           468,544
     Proceeds from sales of loans                                                      68,713            18,528            10,875
     Net (increase) decrease in loans receivable                                   (3,774,409)       (1,694,325)        2,280,576
     Purchases of loans receivable                                                 (1,648,599)       (2,197,573)         (593,378)
     Purchases of FHLB stock, net                                                    (107,570)         (110,477)         (278,955)
     Purchases of premises and equipment                                              (60,787)          (49,241)          (71,361)
     Proceeds from disposal of premises and equipment                                   4,170            14,549            30,634
     Proceeds from sales of foreclosed real estate                                     75,312           136,565           164,278
     Purchases of mortgage servicing rights                                          (364,754)         (357,557)         (157,224)
     Proceeds from sales of mortgage servicing rights                                     774            30,802                --
                                                                                  -----------       -----------       -----------
         Net cash used in investing activities                                     (2,577,263)       (4,453,106)       (2,960,499)
                                                                                  -----------       -----------       -----------

Cash flows from financing activities:
     Branch sales                                                                          --           (69,340)       (1,267,517)
     Net increase (decrease) in deposits                                              395,412        (2,052,128)       (1,449,687)
     Proceeds from additional borrowings                                           43,513,455        33,029,009        25,559,922
     Principal payments on borrowings                                             (40,367,906)      (29,717,967)      (20,496,018)
     Net (decrease) increase in securities sold under agreements
         to repurchase                                                               (970,438)        1,243,352         1,945,646
     Proceeds from the GS Escrow Merger                                                    --                --         1,970,285
     Bank Preferred Stock Tender Offers                                                    --           (97,621)         (423,509)
     Debt Tender Offers                                                                    --              (253)       (1,089,885)
     Defeasance of Parent Holdings Notes                                                   --                --          (553,667)
     Redemption of FN Holdings Preferred Stock                                             --                --           (25,000)
     Redemption of Series A Preferred Stock                                                --                --               (68)
     Dividends on common stock                                                        (26,444)               --                --
     Dividends paid to minority stockholders, net of taxes                            (26,987)          (30,752)          (80,506)
     Exercise of stock options and warrants                                           131,873             7,880               644
     Purchases of treasury stock                                                      (63,724)         (250,245)               --
     Sales of treasury stock                                                              134               979               218
     Capital distribution                                                                  --                --            (2,553)
     Extinguishment of issuable shares                                                (85,000)               --                --
                                                                                  -----------       -----------       -----------
         Net cash provided by financing activities                                  2,500,375         2,062,914         4,088,305
                                                                                  -----------       -----------       -----------

Net change in cash and cash equivalents                                               190,121          (374,925)          555,639
Cash and cash equivalents at beginning of year                                        593,025           967,950           412,311
                                                                                  -----------       -----------       -----------
Cash and cash equivalents at end of year                                          $   783,146       $   593,025       $   967,950
                                                                                  ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)    Organization
       ------------

       Golden State Bancorp Inc. (the "Company" or "Golden State") is a holding company with no business operations of its own. The Company's only significant asset is its ownership of all of the common stock of Golden State Holdings Inc. ("GS Holdings"), formerly First Nationwide Holdings Inc. ("FN Holdings"), which owns all of the common and preferred stock of California Federal Bank, formerly First Nationwide Bank, A Federal Savings Bank ("First Nationwide"). The Company's principal business operations are conducted by California Federal Bank and its subsidiaries ("California Federal" or "Bank").

       The Bank is a diversified financial services company that primarily serves consumers in California and, to a lesser extent, in Nevada. The Bank's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and selling investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases commercial real estate, commercial banking and consumer loans for investment. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

       The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and prevailing practices within the banking and thrift industries. The following summarizes the more significant of these policies.

       (a)  Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Golden State, which owns all of the common stock of GS Holdings, which owns all of the common and preferred stock of the Bank. Unless the context otherwise indicates, "Golden State" or "Company" refers to Golden State Bancorp Inc. as the surviving entity after the consummation of the Golden State Acquisition (as defined herein). On September 11, 1998, Glendale Federal Bank, Federal Savings Bank ("Glendale Federal") merged with and into the Bank pursuant to the Glen Fed Merger (as defined herein). Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal as the surviving entity after the consummation of the Golden State Merger (as defined herein). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

       (b)  Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for California Federal at December 31, 2000 was $57.8 million, which was met with vault cash of $108.5 million and cash reserves of $21.6 million.

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

       Amortization  and  accretion  of  premiums  and  discounts   relating  to
mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages.

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

       (e)  Loans Receivable, Net

       Loans receivable, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees or costs and purchase discounts or premiums.

       Discounts or premiums on 1-4 unit residential loans are accreted or amortized to income using the interest method, generally over the remaining contractual loan period. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

       A significant portion of the Company's real estate loan portfolio is comprised of adjustable-rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. When such limits are applied, negative amortization occurs on certain adjustable-rate mortgages. See note 35.

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

       (f)  Securitized Loan Sales

       When the Company has sold receivables in securitizations of residential mortgage loans, it has retained one or more subordinated tranches and servicing rights, both of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions (credit losses, prepayment speeds and discount rates commensurate with the risks involved) applied by an independent company in its valuation analysis.

       (g)  Auto One Loans

       The Company, through its 80% owned subsidiary, Auto One (as defined herein), originates loans and also purchases loans individually and in groups. Purchased loans are grouped and accounted for in homogeneous pools based upon certain risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimates the amount and timing of undiscounted expected principal and interest cash flows ("Expected Cash Flows") for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognizes the excess of the pool's scheduled contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted ("Nonaccretable Contractual Cash Flows"). The remaining amount - representing the excess of the pool's Expected Cash Flows over the amount paid - is accreted into interest income over the remaining life of each pool ("Accretable Yield").

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

       (h)  Impaired Loans

       The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (I.E., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans that exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, commercial banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       (i)  Loan Origination and Commitment Fees and Related Costs

       Loan origination fees, net of loan origination costs, are deferred and amortized to interest income using the interest method, generally over the contractual term of the loan, adjusted for actual loan prepayment experience. Unamortized fees, net of loan origination costs on loans sold or paid in full, are recognized as income or expense, as appropriate. Adjustable-rate loans with lower initial interest rates during the introductory period result in the amortization of a substantial portion of the net deferred fees during the introductory period.

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

       (j)  Premises and Equipment, Net

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

       (k)  Foreclosed Real Estate, Net

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       (l)  Intangible Assets

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

       (m)  Mortgage Servicing Rights

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

       A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its relative fair value. To determine the fair value of mortgage servicing rights the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

       The Company employs hedging techniques through the use of interest rate floors, interest rate swaptions, interest rate swaps and principal-only swaps to reduce the sensitivity of its earnings and value of its servicing rights to declining interest rates and borrower prepayments as further discussed in note
38. The Company uses hedge accounting because mortgage servicing rights expose the Company to interest rate risk. At the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the hedge instruments and the fair value of the mortgage servicing rights due to the designated hedge risk is probable. Therefore, changes in the market value of the hedge instruments due to interest rate changes will substantially offset changes in the market value of mortgage servicing rights due to interest rate changes. If high correlation does not exist, the hedge instruments would be considered speculative and would be marked to market with changes in market value reflected in current income.

       The premium paid by the Company on the interest rate floors and swaptions is amortized over the life of the contract. Amounts receivable or payable under the interest rate swaps and principal only swaps, as well as amounts receivable under the interest rate floors, interest rate swaptions or terminated hedges are included in the carrying value of mortgage servicing rights and are amortized as part of the basis in mortgage servicing rights.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       (n)  Gains/Losses on Sales, Settlement and Transfer of Loans, Net

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

       (o)  Servicing Fee Income

     Servicing fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") the Government National Mortgage Association ("GNMA") and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. The amortization of mortgage servicing rights and pass-through interest expense are netted against servicing fee income.

       (p)  Derivatives

       The Company uses interest rate derivative financial instruments (interest rate swaps, interest rate floors, interest rate swaptions and principal only swaps) primarily to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates and to hedge against the interest rate risk inherent in fixed-rate FHLB advances. These instruments serve to reduce the Company's exposure to movements in interest rates, both at inception and throughout the hedge period. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities, that expose the Company to interest rate risk at the consolidated level.

       Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific correlation tests (I.E., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments.

       If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity. For hedges of borrowings, the net settlement (upon close out or termination) that offsets changes in the value of the hedged borrowing is deferred and amortized into net interest income over the life of the hedged asset or liability. For hedges of MSRs, the net settlement (upon close out or termination) that offsets changes in the value of the MSRs adjusts the basis of the MSRs and is deferred and amortized to loan servicing income over the life of the MSRs. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedge asset or liability is recognized immediately in noninterest income.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Interest rate swaps that hedge borrowings are accounted for under the "accrual method." Interest rate floors, swaptions, principal only swaps and interest rate swaps that hedge MSRs are accounted for under the "deferral method." Under the accrual method, the net interest payment due or owed under the instrument is recognized over the life of the contract in net interest income. Under the deferral method, realized gains or losses, or payments made or received on the derivative financial instrument, are reported as adjustments to the carrying value of the hedged asset or liability. There is no recognition under either method on the balance sheet for changes in the derivative's fair value.

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

       Interest rate swaptions and interest rate floor premiums are classified on the balance sheet with the hedged asset or liability at the time the premium is paid. These premiums are amortized to net loan servicing fee income over the life of the contract.

       Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

       (q)  Income Taxes

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

       Prior to the Golden State Merger, for federal income tax purposes, Parent Holdings (as defined herein) and FN Holdings were members of the Mafco Holdings Inc. affiliated group, ("Mafco Group"), and accordingly, their federal taxable income or loss prior to the Golden State Acquisition was included in the consolidated federal income tax return filed by Mafco. Parent Holdings may also be included in certain state and local income tax returns of Mafco or its subsidiaries. The FN Holdings tax sharing agreement with Mafco provided that income taxes be based on the separate results of FN Holdings. The agreement generally provided that FN Holdings would pay Mafco amounts equal to the taxes that FN Holdings would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provided that FN Holdings would be entitled to take into account any net operating loss carryovers in determining its tax liability. The agreement also provided that Mafco pay FN Holdings amounts equal to tax refunds FN Holdings would be entitled to if it had always filed a separate company tax return. Parent Holdings did not enter into any tax sharing agreements with Mafco.

       In connection with the Golden State Acquisition (as defined herein), the tax sharing agreement with Mafco was assumed by the Company for taxable periods ending after the acquisition. The Company, the successor of Parent Holdings, is the parent corporation of the Golden State affiliated group. Accordingly, the Company and its subsidiaries file consolidated federal income tax returns and certain state and local income tax returns for periods subsequent to September 11, 1998.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       (r)  Issuable Shares

       The Golden State  Merger  agreement  provides  that GSB  Investments  (as defined herein), as successor to First Gibraltar (as defined herein), and Hunter's Glen (as defined herein) will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock (as defined herein) ("Issuable Shares") to GSB Investments and Hunter's Glen, based on (a) the use by the combined company of certain tax benefits resulting from net operating loss carryforwards of the consolidated group of which Parent Holdings was a part, and the realization of certain other tax assets and liabilities of Golden State and Parent Holdings and
(b) California Federal's net after-tax recovery in certain specified litigation, including a percentage of the net after-tax recovery, if any, in the California Federal Goodwill Litigation (as defined herein) (following payment by California Federal of all amounts due, if any, to the holders of the Contingent Litigation Recovery Participation Interests ("CALGZs") and the Secondary Contingent Litigation Recovery Participation Interests ("CALGLs") and the retention of certain amounts of such recovery by the Bank). The Golden State Merger agreement provides generally that the amount of the net after-tax recovery, if any, resulting from the California Federal Goodwill Litigation which will be excluded in determining the number of Issuable Shares issuable in respect of the California Federal Goodwill Litigation will be based on 15% of the value of the net after-tax recovery in the Glendale Goodwill Litigation (as defined herein) to be excluded for purposes of determining the number of shares of Golden State Common Stock issuable upon exercise of the LTW(TM)s (as defined herein), adjusted to reflect the pro forma ownership interest of GSB Investments and Hunter's Glen in Golden State at the time of the Golden State Merger.

       The total number of Issuable Shares cannot be determined at the present time, as such number depends upon factors that are not subject to determination at this time. These factors include, among other things, the market price of Golden State Common Stock, the net value to the Company of certain assets and liabilities of Golden State and Parent Holdings, including potential recoveries in the Glendale Goodwill Litigation, the California Federal Goodwill Litigation and certain other litigation to which affiliates of Parent Holdings are parties, and potential tax benefits resulting from the use of net operating loss carryforwards of the consolidated group of which Parent Holdings was a part and the realization of certain other tax assets and liabilities of Golden State and Parent Holdings.

       For financial reporting purposes, the Company records its estimate of Issuable Shares related to the pro-rata use of tax benefits based upon the Company's net income, adjusted for permanent tax differences. The Company's basic and diluted shares outstanding include the effect of issuable shares. For purposes of determining the number of additional shares to actually be issued in a given year, computations are based upon contractual provisions contained in the Golden State Merger agreement. Such provisions pertain to the Company's taxable income (net income as reported, adjusted for permanent tax differences and adjusted further for temporary differences), as reported on the Company's federal income tax returns and are subject to certain limitations.

       (s)  Stock Compensation Plan

       The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Golden State's stock option plan established for the benefit of the Bank's employees have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them. Compensation expense related to restricted stock issued under Golden State's stock plan is recognized on a straight line basis over the vesting period for each tranche of the award, with a corresponding increase to additional paid-in capital. Dividends on unvested restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. The Company has elected to continue with the accounting methodology prescribed in APB Opinion No. 25 and complies with the disclosure requirements of SFAS No. 123.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       (t)  Earnings per Common Share

       Basic earnings per common share includes the dilutive effect of issuable shares, but excludes the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants issued prior to September 11, 1998 (which are convertible into the right to receive both shares of Golden State Common Stock and LTW(TM)s) used to compute diluted earnings per share, is based ON the average market prices of Golden State's Common Stock and LTW(TM)s for the period. The dilutive effect of issuable shares (used IN both the basic and diluted earnings per share computation) and stock options issued after September 11, 1998 is based solely on the average market price of Golden State's Common Stock for the period as such shares are not eligible to receive LTW(TM)s upon issuancE. Basic earnings per common share is computed by dividing net income available to common stockholders by the average number of common shares outstanding during the period, including the dilutive effect of issuable shares, as appropriate. Diluted earnings per common share is computed by dividing net income available to common stockholders by the average number of common shares outstanding during the period, including the dilutive effect of issuable shares, stock options and warrants outstanding during the period.

       (u)  Management's Use of Estimates

       The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and
(c) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

       (v)  Recent Accounting Pronouncements

       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT No. 133 ("SFAS No. 137"). SFAS No. 137 mandates that SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS NO. 133 has also been amended by Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which addresses certain implementation issues that arise in the application of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction.

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

       For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset over time in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The Company has identified various types of instruments which will qualify as derivatives pursuant to SFAS No. 133. The derivative instruments (interest rate floors, interest rate swaps, principal only swaps and interest rate swaptions) used to hedge the change in the fair value of the Company's mortgage servicing rights will be reported as fair value hedges. The Bank also hedges its mortgage loans held for sale and its rate-locked pipeline of mortgage loans, primarily with mandatory forward loan sale commitments which will be reported as fair value hedges. The rate-locked pipeline is a derivative pursuant to SFAS No. 133 and will be reported in the financial statements at fair market value. The derivative instruments (interest rate swaps) used to hedge the change in the cash flows of the Company's Federal Home Loan Bank advances and reverse repurchase agreements will be reported as cash flow hedges.

       SFAS No. 133 applies to all entities and amends SFAS No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, ACCOUNTING FOR FUTURES CONTRACTS, NO. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, and No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force ("EITF").

       One of the qualifying criteria for hedge accounting under SFAS No. 133 is that the hedging relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in those fair values or cash flows that are attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. An assessment of this effectiveness is required at least every three months and whenever financial statements are issued or earnings are reported by the Company.

       Generally, the high-effectiveness requirement has been interpreted to mean that the cumulative changes in the value of the hedging instrument since hedge inception due to the hedged risk should be between 80% and 125% of the inverse cumulative change since hedge inception in the fair value or cash flows of the hedged items. Alternatively, a regression analysis that yields an r squared of 0.8 or greater is considered to meet the high effectiveness requirement.

       SFAS No. 133, as amended, will significantly change the accounting treatment of derivative instruments used by the Company. Depending on the underlying risk management strategy, these accounting changes will affect reported net income, assets, liabilities and stockholders' equity. As a result, the Company has reviewed its risk management strategies, since SFAS No. 133 will not reflect the results of many of those strategies in the same manner as current accounting practice. SFAS No. 133 will be adopted by the Company effective January 1, 2001 and will not be applied retroactively to financial statements of prior periods.

       The transition adjustment recorded on January 1, 2001 did not have a material impact on net income and resulted in a decrease in other comprehensive income of $45 million. As of January 1, 2001, assets of $16 million and liabilities of $90 million, excluding the impact of taxes, were recorded as a result of the implementation of SFAS No. 133.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETURNED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

       On September 21, 2000, the EITF issued EITF No. 99-20, RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS ("EITF No. 99-20"). This document, which is effective in the second quarter of 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on
(a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

       The implementation of EITF No. 99-20 is not expected to materially impact the Company's financial results.

(3)    Acquisitions and Divestitures
       -----------------------------

       GOLDEN STATE ACQUISITION

       On September 11, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings") and Hunter's Glen/Ford Ltd. ("Hunter's Glen") completed the merger with Golden State, the publicly traded parent company of Glendale Federal, in a tax-free exchange of shares (the "Golden State Merger"), accounted for under the purchase method of accounting. Pursuant to the Golden State Merger agreement,
(a) FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings (the "FN Holdings Asset Transfer"), (b) Parent Holdings, which then owned all of the common stock of FN Holdings as a result of the extinguishment of the Hunter's Glen minority interest, merged with and into Golden State, which indirectly owned 100% of the common stock of Glendale Federal, (c) FN Holdings merged with and into Golden State Financial Corporation ("GS Financial"), which owned all of the common stock of Glendale Federal (the "FN Holdings Merger," and together with the Golden State Merger, the "Holding Company Mergers") and (d) Glendale Federal merged with and into the Bank (the "Glen Fed Merger"). The FN Holdings Asset Transfer, the Holding Company Mergers and the Glen Fed Merger are referred to collectively as the "Golden State Acquisition."

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California. The following is a summary of assets acquired and liabilities assumed in connection with the Golden State Acquisition at September 11, 1998.

                                                                                                          Estimated
                                                         Carrying        Fair Value          Fair         Remaining
                                                          Value          Adjustments         Value          Lives
                                                         --------        -----------         -----        ---------
                                                                    (dollars in thousands)                (in years)
Cash and cash equivalents                              $   782,233        $      --       $   782,233         --
Securities and mortgage-backed securities                2,354,263           16,015         2,370,278        1-5
Loans receivable, net                                   14,432,389          129,718        14,562,107        6-9
Office premises and equipment, net                         158,446           (9,692)          148,754        2-12
Investment in FHLB System                                  314,591               --           314,591          --
Foreclosed real estate, net                                 47,504               --            47,504          --
Accrued interest receivable                                115,165               --           115,165          --
Mortgage servicing rights                                  230,764          (17,831)          212,933         2-7
Goodwill                                                   271,743         (271,743)               --          --
Other assets                                               204,372           77,709           282,081         2-5
Deposits                                               (11,293,173)         (10,547)      (11,303,720)        1-8
Borrowings                                              (5,877,574)         (45,310)       (5,922,884)        1-5
Other liabilities                                         (399,737)         (65,017)         (464,754)       1-10
                                                       -----------        ---------       -----------
                                                       $ 1,340,986        $(196,698)        1,144,288
                                                       ===========        =========
Purchase price                                                                              1,451,982
                                                                                          -----------
Excess cost over fair value of net assets acquired                                        $   307,694          15
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

       Merger and integration costs associated with the Golden State Acquisition were $7.7 million and $59.2 million for the years ended December 31, 1999 and 1998, respectively, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during 2000.

       During the year ended December 31, 2000, the Company recorded adjustments to reduce intangible assets by $2.3 million related to a tax refund for periods prior to the Golden State Acquisition and to increase intangible assets by $2.1 million to "true-up" the deferred tax asset.

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

       DOWNEY ACQUISITION

       On February 29, 2000, Auto One acquired Downey Auto Finance Corporation, a subsidiary of Downey Savings and Loan Association, F.A., with prime auto loans of approximately $370 million (the "Downey Acquisition"). Intangible assets of $7.7 million were recorded in connection with this acquisition.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       GSAC ACQUISITION

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

       Excess cost over fair value of net assets acquired in the Cal Fed Acquisition totalled $397.6 million. During 1998, the Company recorded fair value adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $71.2 million related to (a) to receipt of a tax refund related to periods prior to January 3, 1997 and (b) previously accrued severance and contract termination costs (which had not been utilized upon completion of the integration plan). During 1999, the Company recorded an adjustment to reduce other liabilities and excess cost over fair value of net assets acquired by $38.2 million, also related to a tax refund for periods prior to January 3, 1997. During 2000, the Company recorded adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $52.1 million as a result of a "true-up" the deferred tax asset, $21.0 million related to the reversal of state deferred taxes and $180 thousand related to receipt of a tax refund for periods prior to the Cal Fed Acquisition.

       SERVICING SALE

       During April 1999, the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), sold servicing rights on approximately 49,000 loans with an unpaid principal balance of $2.0 billion, recognizing a pre-tax gain of $16.3 million (the "Servicing Sale").

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       PRO FORMA FINANCIAL INFORMATION

       The following unaudited pro forma financial information combines the historical results of the Company as if the Golden State Acquisition, the issuance of the GS Holdings Notes (as defined herein) and the Refinancing Transactions (as defined herein) had occurred as of the beginning of 1998 (in thousands, except per share data):

                                                       Year Ended
                                                     December 31, 1998
                                                     -----------------

               Net interest income                       $1,053,314
               Net income                                   556,834

               Earnings per Share:
                  Basic                                       $4.21
                  Diluted                                      3.68

       The pro forma information does not include the effect of the GSAC Acquisition, the Servicing Sale, or the Florida Branch Sale because such effect is not significant. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Golden State Acquisition, the issuance of the GS Holdings Notes or the Refinancing Transactions had been consummated in the past nor do they project the results of operations in any future period.

       PURCHASE ACCOUNTING ADJUSTMENTS

       Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

(4)    Issuance of Debt Securities
       ---------------------------

       On August 6, 1998, GS Escrow Corp, ("GS Escrow"), an affiliate of GS Holdings, issued $2 billion in debt securities (the "GS Holdings Notes"). The GS Holdings Notes were issued to fund, in part, the cash tender offers discussed below, that occurred following the Golden State Acquisition. The GS Holdings Notes consist of (a) $250 million aggregate principal amount of its Floating Rate Notes Due 2003 (the "Floating Rate Notes"), (b) $350 million aggregate principal amount of its 6 3/4% Senior Notes due 2001 (the "2001 Notes"), (c) $600 million aggregate principal amount of its 7% Senior Notes Due 2003 (the "2003 Notes") and (d) $800 million aggregate principal amount of its 7 1/8% Senior Notes Due 2005 (the "2005 Notes" and, together with the 2001 Notes and the 2003 Notes, the "Fixed Rates Notes" and, together with the Floating Rates Notes, the "GS Holdings Notes"). Interest on the Fixed Rate Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1999. The Floating Rate Notes bear interest at a rate equal to the three-month LIBOR plus 100 basis point per annum, except that the initial rate was 6 3/4% per annum, based on six-month LIBOR (which initial interest rate resets on the first interest payment date, and, thereafter, on a quarterly basis). The first interest payment date for the Floating Rate Notes was February 1, 1999. Thereafter, interest is payable, and the interest rate resets, quarterly on each May 1, August 1, November 1 and February 1. The weighted average interest rate on the Floating Rate Notes during 2000 was 7.43%. The 2001 Notes, 2003 Notes and 2005 Notes will mature on August 1 of the respective year.

       The GS Holdings Notes were issued to fund, in part, the Refinancing Transactions that occurred following the Golden State Acquisition. Deferred issuance costs of $38.6 million related to the GS Holdings Notes are included in the Company's other assets and are being amortized over the life of such notes. See note 22.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)    Refinancing Transactions
       ------------------------

       On August 17, 1998, FN Holdings commenced cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of Bank Preferred Stock (as defined herein), which had a total aggregate liquidation preference of $473.2 million. The Bank Preferred Stock Tender Offers expired on September 14, 1998, at which time 222,721 shares of the 10 5/8% Preferred Stock (as defined herein) and 995,437 shares of the 11 1/2% Preferred Stock (as defined herein) were purchased for an aggregate purchase price of $135.8 million. During the remainder of 1998 and 1999, GS Holdings continued to purchase Bank Preferred Stock through privately negotiated transactions. Through December 31, 1998, 894,980 additional shares of the 10 5/8% Preferred Stock and 1,693,522 shares of the 11 1/2% Preferred Stock had been purchased for an aggregate purchase price of $287.7 million. On April 1, 1999, GS Holdings redeemed all of the remaining 607,299 outstanding shares of the Bank's 10 5/8% Preferred Stock not already owned by it for $105.313 per share, for a total redemption price of $63.9 million. On September 1, 1999, GS Holdings redeemed all of the remaining 318,341 outstanding shares of the Bank's 11 1/2% Preferred Stock not already owned by it for $105.75 per share for a total redemption price of $33.7 million. The net tender premiums and expenses paid in connection with the Bank Preferred Stock Tender Offers totalled $5.1 million and $36.9 million for the years ended December 31, 1999 and 1998, respectively, and are reflected as minority interest on the Company's consolidated statements of income. See note 26.

       On September 14, 1998, GS Holdings commenced cash tender offers (the "Debt Tender Offers" and together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance (as defined herein), the "Refinancing Transactions") for the FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes (each as defined herein and collectively, the "FN Holdings Notes"), which together had a total aggregate principal amount of $915 million. Through December 31, 1998, GS Holdings purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable, of $1.1 billion. On May 15, 1999, GS Holdings redeemed the remaining $0.2 million aggregate principal amount of the FN Holdings 12 1/4% Senior Notes for an aggregate redemption price, including accrued interest payable, of $252.6 thousand. At December 31, 2000, only $0.3 million of the FN Holdings 10 5/8% Notes remained outstanding. The after tax tender premiums and expenses paid in connection with the Debt Tender Offers totalled $98.7 million and are reflected as an extraordinary loss, net of taxes, on the Company's consolidated statement of income for the year ended December 31, 1998.

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

(6)    GS Escrow Merger
       ----------------

       On September 14, 1998, GS Escrow was merged with and into GS Holdings, pursuant to a merger agreement by and between GS Escrow and GS Holdings (the "GS Escrow Merger"). In connection therewith, GS Holdings acquired the net proceeds of $2.0 billion from the Refinancing Transactions and became successor obligor on the GS Holdings Notes. GS Escrow was a newly formed subsidiary of GSB Investments, an indirect parent company of FN Holdings, and had no significant assets. GS Escrow had not engaged in any business operations, acquired any assets or incurred any liabilities, other than in connection with the issuance of the GS Holdings Notes.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(7)    Supplemental Disclosure of Cash Flow Information
       ------------------------------------------------
                                                                                       Year Ended December 31,
                                                                            --------------------------------------------
                                                                               2000              1999            1998
                                                                            ----------        ----------      ----------
                                                                                            (in thousands)
Cash paid (received) for:
     Interest                                                               $2,881,704        $2,255,685      $1,783,032
     Income taxes, net                                                         (37,858)            9,608        (142,012)

Non-cash activities:
     Reclassification of mortgage-backed securities from the
       available-for-sale portfolio to the held-to-maturity portfolio        1,055,611                --              --
     Reclassification of securities from the available-for-sale
       portfolio to the held-to-maturity portfolio                             445,000                --              --
     Principal reductions to loans due to foreclosure                           47,175           101,692         118,801
     Loans made to facilitate the sale of real estate                            5,433            10,039          10,898
     Loans exchanged for mortgage-backed securities                            116,517           227,099       1,905,274
     Reclassification of loans from loans held
       for sale to loans receivable                                             77,913           110,313              --
     Reclassification of mortgage-backed securities
       to loans held for sale                                                    1,052                --              --
     Reduction of previously accrued severance
       and contract termination costs                                               --            18,908              --
     True-up of deferred tax asset                                                  --            18,146              --
     Reduction of valuation allowance of deferred tax asset                    211,738                --              --
     Initial dividend of tax benefits to former parent
       due to deconsolidation                                                       --                --         230,161
     Adjustment to initial dividend of tax benefits to
       former parent due to deconsolidation                                         --           (15,519)             --
     Reclassification of Litigation Tracking Warrants
       owned by the Bank                                                            --            (1,987)             --
     Adjustment to contribution receivable from
       GSB Investments and Hunter's Glen in respect
       of their proportionate ownership of the
       California Federal Goodwill Litigation Asset                              3,451           (24,081)             --
     Issuable Shares (usage of pre-mergers NOLs)                               166,484           197,562              --
     Issuable Shares adjustment for tax refund and related interest              1,389                --              --
     Adjustment to pre-merger tax benefits retained by previous
       owners of FN Holdings                                                   (39,305)               --              --
     Impact of restricted common stock                                           3,175               477              --
     Distribution of Issuable Shares                                          (100,000)           (5,540)             --
     Extinguishment of Issuable Shares:
       Reduction of Issuable Shares                                            (53,312)               --              --
       Increase to other liabilities                                            38,911                --              --
       Increase to additional paid-in capital                                   14,401                --              --
     Adjustment to Golden State Acquisition
       purchase price                                                               --           (12,380)             --
     Preferred stock dividends reinvested                                           --                --             107


                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(8)    Reclassification of Securities
       ------------------------------

       On April 30, 2000, the Company reclassified $1.1 billion and $445.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available for sale to their respective held-to-maturity portfolios. These assets primarily comprise securities which are required as part of the Bank's regulatory liquidity portfolio. The net unrealized loss related to these securities of $64.0 million, which is included as a component of equity (accumulated other comprehensive loss), is amortized to interest income over the remaining life of the securities using the interest method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

(9)    Securities Available for Sale
       -----------------------------

       At December 31, 2000 and 1999, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                           December 31, 2000
                                                  --------------------------------------------------------------------
                                                    Gross          Gross           Net
                                                  Amortized      Unrealized     Unrealized    Unrealized      Carrying
                                                    Cost           Gains          Losses      Gain (Loss)      Value
                                                    ----           -----          ------      -----------      -----
Marketable equity securities                      $  4,779         $325          $    (4)       $   321       $  5,100
U.S. government and agency obligations             638,488           36           (2,419)        (2,383)       636,105
                                                  --------         ----          -------        -------       --------
         Total                                    $643,267         $361          $(2,423)        (2,062)      $641,205
                                                  ========         ====          =======                      ========
Estimated tax effect                                                                                842
                                                                                                -------
     Net unrealized holding loss in
         stockholders' equity                                                                   $(1,220)
                                                                                                =======


                                                                           December 31, 1999
                                                  ---------------------------------------------------------------------
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
                                                                                                ========

       The weighted average stated interest rates on securities available for sale were 6.21% and 6.24% at December 31, 2000 and 1999, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                                             December 31, 2000
                                                               --------------------------------------------
                                                                                Estimated          Weighted
                                                               Amortized           Fair            Average
                                                                Cost              Value             Yield
                                                               ---------        ---------          --------
      Marketable equity securities                              $  4,779        $  5,100            0.53%
      U.S. government and agency obligations:
           Maturing within 1 year                                 36,685          36,720            6.87
           Maturing after 1 year but within 5 years              601,803         599,385            6.21
                                                                --------        --------
              Total                                             $643,267        $641,205            6.21%
                                                                ========        ========

       At December 31, 2000, U.S. government and agency obligations available for sale of $40.4 million were pledged as collateral for various obligations. See notes 22 and 35.

(10)   Securities Held to Maturity
       ---------------------------
       At December 31, 2000 and 1999, securities held to maturity consisted of the following (in thousands):


                                                                        December 31, 2000
                                               ----------------------------------------------------------------------
                                                                                                Net
                                               Amortized      Unrealized     Unrealized     Unrealized     Estimated
                                                 Cost           Gains          Losses       Gain (Loss)    Fair Value
                                               ---------      ----------     ----------     -----------    ----------
Municipal securities                           $511,532        $6,153        $ (3,085)       $  3,068       $514,600
Commercial paper                                 75,971            --              --              --         75,971
                                               --------        ------        --------        --------       --------
         Total                                 $587,503        $6,153        $ (3,085)       $  3,068       $590,571
                                               ========        ======        ========        ========       ========
Securities included above transferred
     from available for sale                   $497,894        $   --        $(52,894)       $(52,894)      $445,000
                                               ========        =======       ========                       ========
Estimated tax effect                                                                           21,607
Amortization of unrealized holding loss                                                         2,289
                                                                                             --------
     Net unrealized holding loss in
         stockholders' equity                                                                $(28,998)
                                                                                             ========

                                           December 31, 1999
                         -----------------------------------------------------
                         Amortized    Unrealized     Unrealized     Estimated
                           Cost         Gains         Losses        Fair Value
                         ---------    ----------     ----------     ----------

Municipal securities      $ 84,727       $415         $(5,323)       $ 79,819
Commercial paper           100,630         --              --         100,630
                          --------       ----         -------        --------
         Total            $185,357       $415         $(5,323)       $180,449
                          ========       ====         =======        ========

       The weighted average stated interest rates on securities held to maturity were 5.95% and 4.89% at December 2000 and 1999, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The following represents a summary of the amortized cost (carrying value), estimated fair value, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):

                                                 December 31, 2000
                                     ------------------------------------------
                                                       Estimated       Weighted
                                     Amortized           Fair          Average
                                       Cost              Value          Yield
                                     ---------         ---------       --------
Municipal securities
    Maturing after 5 years
       through 10 years              $  4,640          $  4,627         4.66%
    Maturing after 10 years           506,892           509,973         7.48
Commercial paper
    Maturing within 1 year             75,971            75,971         6.21
                                     --------          --------
       Total                         $587,503          $590,571         7.29%
                                     ========          ========

       At December 31, 2000, commercial paper investments of $75.7 million were held in reserve with third-party trustees to guarantee credit enhancements on loans transferred as part of securitization transactions by the Bank. See note 35.

(11)   Mortgage-backed Securities Available for Sale
       ---------------------------------------------

       At December 31, 2000 and 1999, mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                       December 31, 2000
                                            ------------------------------------------------------------------------
                                                              Gross          Gross           Net
                                             Amortized      Unrealized     Unrealized     Unrealized        Carrying
                                               Cost           Gains          Losses          Loss             Value
                                             ---------      ----------     ----------     ----------        --------
GNMA                                        $  385,906       $   152        $ (4,050)      $ (3,898)       $  382,008
FNMA                                         1,327,352         3,429          (7,648)        (4,219)        1,323,133
FHLMC                                          534,498         2,395            (467)         1,928           536,426
Other mortgage-backed securities               338,405         1,156          (2,053)          (897)          337,508
Collateralized mortgage obligations          7,330,167        11,679         (54,098)       (42,419)        7,287,748
                                            ----------       -------        --------       --------        ----------
         Total                              $9,916,328       $18,811        $(68,316)       (49,505)       $9,866,823
                                            ==========       =======        ========                       ==========
Estimated tax effect                                                                         20,223
                                                                                           --------
    Net unrealized holding loss in
       stockholders' equity                                                                $(29,282)
                                                                                           ========


                                                                       December 31, 1999
                                            -------------------------------------------------------------------------
                                                              Gross          Gross           Net
                                             Amortized      Unrealized     Unrealized     Unrealized        Carrying
                                               Cost           Gains          Losses          Loss             Value
                                             ---------      ----------     ----------     ----------        --------
GNMA                                        $   645,299      $   402       $ (12,897)      $ (12,495)      $   632,804
FNMA                                          2,554,242        5,087         (56,767)        (51,680)        2,502,562
FHLMC                                           910,543        4,958          (8,553)         (3,595)          906,948
Other mortgage-backed securities                499,117        6,845         (10,018)         (3,173)          495,944
Collateralized mortgage obligations           9,562,817        1,778        (338,288)       (336,510)        9,226,307
                                            -----------      -------       ---------       ---------       -----------
         Total                              $14,172,018      $19,070       $(426,523)       (407,453)      $13,764,565
                                            ===========      =======       =========                       ===========
Estimated tax effect                                                                         171,741
                                                                                           ---------
    Net unrealized holding loss in
       stockholders' equity                                                                $(235,712)
                                                                                           =========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of mortgage-backed securities available for sale (dollars in thousands):

                                                   December 31, 2000
                                         --------------------------------------
                                                        Estimated      Weighted
                                         Amortized        Fair         Average
                                           Cost           Value         Yield
                                         ---------      ---------      --------
GNMA                                     $  385,906     $  382,008       7.24%
FNMA                                      1,327,352      1,323,133       7.38
FHLMC                                       534,498        536,426       7.70
Other mortgage-backed securities            338,405        337,508       7.50
Collateralized mortgage obligations       7,330,167      7,287,748       6.64
                                         ----------     ----------
       Total                             $9,916,328     $9,866,823       6.84%
                                         ==========     ==========

       The weighted average stated interest rates on mortgage-backed securities available for sale were 6.89% and 6.62% at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, mortgage-backed securities available for sale included securities totalling $0.7 billion and $0.9 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolios.

       At December 31, 2000 and 1999, mortgage-backed securities available for sale included $3.0 billion and $4.3 billion, respectively, of variable-rate securities.

       At December 31, 2000, mortgage-backed securities available for sale of $6.5 billion were pledged as collateral for FHLB advances and securities sold under agreements to repurchase, $2.6 billion of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 21, 22 and 35. Further, at December 31, 2000, mortgage-backed securities available for sale with a carrying value of $525 million were pledged for various other obligations and include $135 million in securities pledged to FNMA associated with the sales of certain securitized multi-family loans as further discussed in note 35.

(12)   Mortgage-backed Securities Held to Maturity
       -------------------------------------------

       At December 31, 2000 and 1999, mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                                          December 31, 2000
                                               ------------------------------------------------------------------------
                                                                                               Net
                                                Amortized      Unrealized     Unrealized     Unrealized      Estimated
                                                  Cost           Gains          Losses       Gain (Loss)     Fair Value
                                                ---------      ----------     ----------     -----------     ----------
GNMA                                           $  237,437       $ 6,309       $ (1,204)       $  5,105       $  242,542
FHLMC                                             234,969         7,785             (2)          7,783          242,752
FNMA                                            2,413,331        60,771           (589)         60,182        2,473,513
Other mortgage-backed securities                      875            --             (5)             (5)             870
                                               ----------       -------       --------        --------       ----------
         Total                                 $2,886,612       $74,865       $ (1,800)       $ 73,065       $2,959,677
                                               ==========       =======       ========        ========       ==========
Securities included above transferred
     from available for sale                   $1,110,920       $   628       $(55,937)       $(55,309)      $1,055,611
                                               ==========       =======       ========                       ==========
Estimated tax effect                                                                            22,594
Amortization of unrealized holding loss                                                          2,341
                                                                                              --------
    Net unrealized holding loss in
         stockholders' equity                                                                 $(30,374)
                                                                                              ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                              December 31, 1999
                                        --------------------------------------------------------
                                        Amortized      Unrealized      Unrealized     Estimated
                                          Cost            Gains          Losses       Fair Value
                                        ---------      ----------      ----------     ----------
FHLMC                                   $  161,129       $ 3,801        $     --      $  164,930
FNMA                                     1,987,428        16,687         (20,170)      1,983,945
Other mortgage-backed securities             1,139            --              --           1,139
                                        ----------       -------        --------      ----------
         Total                          $2,149,696       $20,488        $(20,170)     $2,150,014
                                        ==========       =======        ========      ==========

       The following represents a summary of the amortized cost (carrying value), estimated fair value and weighted average yield of mortgage-backed securities held to maturity (dollars in thousands):

                                                  December 31, 2000
                                      ----------------------------------------
                                                      Estimated       Weighted
                                       Amortized        Fair          Average
                                         Cost           Value          Yield
                                       ---------      ---------       --------
GNMA                                  $  237,437     $  242,542         7.11%
FHLMC                                    234,969        242,752         8.12
FNMA                                   2,413,331      2,473,513         7.73
Other mortgage-backed securities             875            870        14.15
                                      ----------     ----------
       Total                          $2,886,612     $2,959,677         7.71%
                                      ==========     ==========

       The weighted average stated interest rates on mortgage-backed securities held to maturity were 7.45% and 6.92% at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, mortgage-backed securities held to maturity included securities with carrying values totalling $1.8 billion and $2.1 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolio with full recourse to the Bank.

       At December 31, 2000 and 1999, mortgage-backed securities held to maturity included $1.8 billion and $2.1 billion, respectively, of variable-rate securities.

       At December 31, 2000, mortgage-backed securities held to maturity of $2.1 billion were pledged as collateral for various obligations, substantially all of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 21, 22 and 35. Further, at December 31, 2000, mortgage-backed securities held to maturity with a carrying value of $298 million were pledged for various other obligations. See note 35.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(13)   Loans Receivable, Net
       ---------------------

       At December 31, 2000 and 1999, loans receivable, net, included the following (in thousands):

                                                                 2000                  1999
                                                              -----------           -----------
Real estate loans:
   1-4 unit residential                                       $30,828,368           $26,965,684
   Multi-family residential                                     3,569,228             2,881,462
   Commercial real estate                                       2,487,093             2,564,644
   Land                                                            22,384                32,421
   Construction                                                     7,416                 7,804
                                                              -----------           -----------
      Total real estate loans                                  36,914,489            32,452,015
                                                              -----------           -----------
Equity-line                                                       538,524               433,366
Other consumer loans                                              302,559               237,090
Auto loans, net                                                 1,567,257               697,667
Commercial loans                                                  557,796               507,082
                                                              -----------           -----------
      Total consumer and other loans                            2,966,136             1,875,205
                                                              -----------           -----------
      Total loans receivable                                   39,880,625            34,327,220
Deferred loan fees, costs, discounts and premiums, net            229,962               173,719
Allowance for loan losses                                        (526,308)             (554,893)
Purchase accounting adjustments, net                                8,535                 7,415
                                                              -----------           -----------
      Total loans receivable, net                             $39,592,814           $33,953,461
                                                              ===========           ===========

       At December 31, 2000, $27.2 billion in residential loans, $3.0 billion in multi-family loans and $1.7 billion in commercial real estate loans were pledged as collateral for FHLB advances as discussed in notes 22 and 35.

       As a result of the Golden State and Cal Fed Acquisitions, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 2000 totalled $2.5 billion. No loans were sold with recourse during the years ended December 31, 2000, 1999 and 1998. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (included in other liabilities) for estimated losses related to these potential obligations. At December 31, 2000, such liability totalled $48.9 million.

       Auto loans purchased at a discount related to credit quality are included in the balance sheet amount of loans receivable as follows (in thousands):

                                                                              December 31,
                                                                        ------------------------
                                                                           2000          1999
                                                                        -----------   ----------
Auto loans:  contractual payments receivable                            $2,124,182    $1,024,612
Accretable Yield                                                          (232,635)     (123,944)
Nonaccretable Contractual Cash Flows                                      (334,878)     (203,001)
                                                                        ----------     ---------

Loans purchased at a discount relating to credit quality, net           $1,556,669    $  697,667
                                                                        ==========    ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Nonaccretable Contractual Cash Flows represents contractual principal and interest cash flows that the Company determined, at acquisition, it was probable the Company would be unable to collect. The increase in Nonaccretable Contractual Cash Flows in 1999 includes $7.3 million, representing an allocation from the allowance for loan losses. The actual cash flows for one of the purchased pools plus the expected cash payments were determined to be less than the expected cash flows estimated at the time of purchase. Accordingly, an allocation from the allowance for loan losses was made in the amount by which the carrying value of this purchased pool exceeded the present value of the expected cash flows from such pool. The increase in Accretable Yield in 2000 includes $6.4 million representing charge-offs as a result of pool impairment.


                                                                  Nonaccretable
                                                  Accretable       Contractual
                                                    Yield          Cash Flows
                                                  ----------      -------------
                                                          (in thousands)

Balance at December 31, 1998                      $ (88,145)        $(121,334)
    Addition - purchases                           (114,640)         (163,816)
    Accretion                                        80,432                --
    Allocation from allowance for loan losses            --            (7,339)
    Eliminations                                     (1,591)           89,488
                                                  ---------         ---------
Balance at December 31, 1999                       (123,944)         (203,001)
    Addition - purchases                           (266,800)         (267,155)
    Accretion                                       145,942                --
    Reclassification                                 18,565           (18,565)
    Charge-offs                                      (6,398)               --
    Eliminations                                         --           153,843
                                                  ---------         ---------
Balance At December 31, 2000                      $(232,635)        $(334,878)
                                                  =========         =========

       During the fourth quarter of 1999, the Company incurred losses of $7.3 million on loans purchased at a discount by increasing the allocated allowance for loan losses relative to such loans. Throughout the year 2000, the Company incurred losses totalling $6.4 million on loans purchased at a discount as a result of pool impairment. These losses are reflected as charge-offs. No loss allowance was acquired from predecessor institutions in connection with the Downey Acquisition. No loss accruals were reversed in 2000 or 1999.

       The following table presents loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                                   At December 31,
                                             -------------------------
Nonaccrual loans:                               2000           1999
                                                ----           ----
    Real estate loans:
       1-4 unit residential                  $ 88,650        $125,238
       Multi-family residential                 3,253           5,820
       Commercial and other                     1,509           8,279
       Land                                        84              --
       Construction                                68             150
                                             --------        --------
          Total real estate                    93,564         139,487
    Non-real estate                            21,475          11,267
                                             --------        --------
          Total nonaccrual loans             $115,039        $150,754
                                             ========        ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 2000, $31.5 billion, or 85.3%, of the Company's real estate loan portfolio was collateralized by properties located in California. The financial condition of the Company is subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Company and the Bank may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

       For nonaccrual loans, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 2000 and 1999 (in thousands):


                               2000                              1999
                     --------------------------       --------------------------
                     Recognized     Contractual       Recognized     Contractual
                     ----------     -----------       ----------     -----------

Nonaccrual loans       $6,752         $7,478           $7,111          $10,937

       Activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                            2000               1999              1998
                                                         ----------         ---------         ----------
Balance - beginning of year                               $554,893          $588,533           $418,674
Purchases, net                                                  --                --            170,014
Provision for loan losses                                       --            10,000             40,000
Charge-offs                                                (33,477)          (40,312)           (46,126)
Recoveries                                                   4,892             4,681              5,971
Reclassifications                                               --              (670)                --
Allocation to Nonaccretable Contractual
    Cash flows of purchased auto loan portfolio                 --            (7,339)                --
                                                          --------          --------           --------
Balance - end of year                                     $526,308          $554,893           $588,533
                                                          ========          ========           ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(14)   Securitized Loan Sales
       ----------------------

       At December 31, 2000, key economic assumptions and sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

                                                                   Residential
                                                                 Adjustable-Rate
                                                                  Mortgage Loans
                                                                 ---------------

Carrying amount/fair value of retained interests (a)                $222,206
Weighted average life (in years)                                        3.73

Prepayment speed assumption (annual rate)                              16.55%
   Impact on fair value of 10% adverse change                       $   (128)
   Impact on fair value of 20% adverse change                       $   (267)

Expected credit losses (annual rate)                                    0.63%
   Impact on fair value of 10% adverse change                       $   (235)
   Impact on fair value of 20% adverse change                       $   (375)

Bond equivalent effective yield discount rate (semi-annual)             7.06%
   Impact on fair value of 10% adverse change                       $ (1,349)
   Impact on fair value of 20% adverse change                       $ (2,653)

-----------
(a)  Excludes cash reserve accounts of $75,689.

       The   following   table   presents    quantitative    information   about
delinquencies, net credit losses and components of securitized financial assets and other assets managed together with them (dollars in thousands):

                                                              Principal Amount of
                                       Total Principal          Loans 60 Days or                 Net Credit
                                       Amount of Loans          More Past Due (a)                Losses (b)
                                    ---------------------      -------------------     ----------------------------------
                                                  At December 31,                      During the Year Ended December 31,
                                    ----------------------------------------------     ----------------------------------
                                      2000         1999         2000         1999           2000              1999
                                    --------     --------      -------     -------          ----              ----
Residential adjustable-rate
     mortgage loans managed
     or securitized (c):
     Total                          $304,366     $381,068      $10,402     $13,023           --                12
     Loans held in portfolio        $223,632     $279,988      $ 7,643     $ 9,569           --                12

------------
(a)  Loans 60 days or more past due are based on end-of-period total loans.

(b)  Net credit losses are charge-offs and are based on total loans outstanding.

(c) Owned and securitized loans are mortgage loans in which the transferor retains a subordinate interest or retains any risk of loss.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(15)   Impaired Loans
       --------------

       At December 31, 2000 and 1999, the balance of loans that are considered to be impaired totalled $97.2 million and $123.6 million, respectively (of which $19.5 million and $18.9 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was approximately $91.3 million, $139.3 million and $137.1 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company recognized interest income on those impaired loans of $8.3 million, $9.5 million and $9.0 million, respectively, which included $1.6 million, $2.7 million and $1.2 million of interest income recognized using the cash basis method of income recognition.

       Generally, allowances for loan losses relative to impaired loans have not been allocated from the general allowance because the carrying value of such loans, net of purchase accounting adjustments, exceeds the loans' related collateral values less estimated selling costs.

(16)   Investment in FHLB
       ------------------

       The Company's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (a) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (b) .3% of total assets, or (c) 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 2000, 1999 and 1998. At December 31, 2000, the Bank's investment in FHLB stock was pledged as collateral for FHLB advances as further discussed in note 22.

(17)   Premises and Equipment, Net
       ---------------------------

       Premises and equipment, net, at December 31, 2000 and 1999 is summarized as follows (dollars in thousands):

                                                                                         Estimated
                                                                                     Depreciable Lives at
                                                      2000            1999            December 31, 2000
                                                   ---------        --------         ---------------------
Land                                               $  46,155        $ 47,266                 --
Buildings and leasehold improvements                 157,893         144,787               1 - 39
Furniture and equipment                              250,771         215,577               1 - 7
Construction in progress                              12,169           4,496                 --
                                                   ---------        --------
                                                     466,988         412,126
Accumulated depreciation and amortization           (139,659)        (87,544)
                                                   ---------        --------
    Total premises and equipment, net              $ 327,329        $324,582
                                                   =========        ========

       Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2000, 1999 and 1998 totalled $54.5 million, $40.9 million and $26.7 million, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The Company rents certain premises and equipment under long-term, noncancellable operating leases expiring at various dates through the year 2034. Rental expenses under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 2000, 1999 and 1998 totalled $39.1 million, $41.5 million and $36.0 million, respectively. Rental income from sublease agreements for the years ended December 31, 2000, 1999 and 1998 totalled $5.1 million, $5.6 million and $3.0 million, respectively. At December 31, 2000, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                                      Cash              Effect on
                                   Commitment           Net Income
                                   ----------           ----------
       Year Ending
       -----------
       2001                         $ 43,907             $ 25,971
       2002                           39,969               23,642
       2003                           36,967               21,866
       2004                           32,508               19,228
       2005                           28,246               16,708
       Thereafter                     73,165               43,277
                                    --------             --------
          Total                     $254,762             $150,692
                                    ========             ========

       The effect of lease commitments on net income is different from the cash commitment primarily as a result of lease commitments assumed in acquisitions with related purchase accounting adjustments and accrued facilities costs recorded in connection with branch consolidations. See note 23.

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

       At December 31, 2000, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                    Branch and           Administrative
                    Parking Lot             Offices            Total
                    -----------          --------------        -----

Year Ending
-----------
2001                   $  116                 $205             $  321
2002                      116                  205                321
2003                      116                  205                321
2004                      116                  188                304
2005                      116                   --                116
Thereafter                453                   --                453
                       ------                 ----             ------
      Total            $1,033                 $803             $1,836
                       ======                 ====             ======

       The  sale   discussed   above   resulted  in  a  gain  of  $5.3  million.
Approximately $1.8 million of this gain was deferred and will be recognized using the interest method over the life of the respective leases.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(18)   Accrued Interest Receivable
       ---------------------------

       Accrued interest receivable at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                        2000             1999
                                                      --------         --------

Cash and cash equivalents and securities              $ 54,637         $ 65,443
Mortgage-backed securities                              38,858           43,492
Loans receivable and loans held for sale               270,919          212,661
                                                      --------         --------
   Total accrued interest receivable                  $364,414         $321,596
                                                      ========         ========

(19)   Mortgage Servicing Rights
       -------------------------

       The following is a summary of activity for mortgage servicing rights ("MSRs") and the hedge against the change in value of the mortgage servicing rights ("MSR Hedge") for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                        MSR
                                                                     MSR               Hedge           Total
                                                                 -----------         ---------      -----------
      Balance at December 31, 1997                               $  529,691          $  7,012       $  536,703
           Additions from Glen Fed Merger                           212,933                --          212,933
           Originated servicing                                     169,972                --          169,972
           Additions - other purchases                              160,619                --          160,619
           Sales                                                     (1,057)               --           (1,057)
           Gain on termination                                      (16,089)               --          (16,089)
           Interest rate floor sales                                (43,924)          (16,141)         (60,065)
           Premiums paid                                                 --           107,412          107,412
           Payments received from counterparties, net                (8,684)               --           (8,684)
           Amortization                                            (147,734)          (10,429)        (158,163)
                                                                 ----------          --------       ----------
      Balance at December 31, 1998                                  855,727            87,854          943,581
           Additions - purchases                                    334,842                --          334,842
           Originated servicing                                     193,855                --          193,855
           Sales                                                    (18,604)               --          (18,604)
           Swaption sales                                            28,727           (58,553)         (29,826)
           Interest rate floor sales                                 21,208           (38,242)         (17,034)
           Premiums paid                                                 --            67,698           67,698
           Payments made to counterparties, net                      10,191                --           10,191
           Amortization                                            (193,710)          (18,600)        (212,310)
                                                                 ----------          --------       ----------
      Balance at December 31, 1999                                1,232,236            40,157        1,272,393
           Additions - purchases                                    344,262                --          344,262
           Originated servicing                                     126,648                --          126,648
           Sales                                                       (440)               --             (440)
           Swaption sales                                           (20,088)          (30,417)         (50,505)
           Interest rate floor sales                                (25,675)          (24,934)         (50,609)
           Interest rate floor receipts                                (224)               --             (224)
           Premiums paid                                                 --           127,199          127,199
           Payments received from counterparties, net                (5,369)               --           (5,369)
           Amortization                                            (187,040)          (16,992)        (204,032)
                                                                 ----------          --------       ----------
      Balance at December 31, 2000                               $1,464,310          $ 95,013       $1,559,323
                                                                 ==========          ========       ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 2000, 1999 and 1998, the outstanding balance of 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors (not including the Bank) by FNMC totalled $84.1 billion, $72.9 billion and $65.4 billion, respectively. In addition, FNMC had $11.1 billion, $10.4 billion and $10.4 billion of master servicing at December 31, 2000, 1999 and 1998, respectively.

       The percentage of principal outstanding in the Company's portfolio of loans serviced for others, secured by properties located in California, Texas, and Florida was 46%, 7% and 6%, respectively, at December 31, 2000 and 53%, 7% and 7%, respectively, at December 31, 1999.

       The estimated fair value of the MSRs was $1.5 billion for the years ended December 31, 2000 and 1999. See discussion of valuation assumptions at note 40. The estimated market value of interest rate floors, interest rate swaps, principal only swaps and interest rate swaptions designated as hedges against MSRs at December 31, 2000 were $52.8 million, $5.1 million, $1.2 million and $105.6 million, respectively. The estimated market value of interest rate floor contracts, principal only swaps and swaptions designated as hedges against MSRs at December 31, 1999 were $10.4 million, $(15.8) million, and $24.3 million, respectively. At December 31, 1999, there were no interest rate swaps outstanding to hedge MSRs. At December 31, 2000 and 1999, no allowance for impairment of the MSRs was necessary.

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

       At December 31, 2000, the Company, through FNMC, was a party to several interest rate floors maturing in 2005. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Swap rate fell below the strike prices. At December 31, 2000, the notional amount of the interest rate floors was $2.3 billion and the strike prices were between 5.9% and 6.6%. In addition, the Company, through FNMC, held interest rate swap agreements and principal only swap agreements with notional amounts of $1.3 billion and $193.1 million, respectively. Further, at December 31, 2000, the Company, through FNMC, was a party to swaption contracts in which the Company paid to the counterparties premiums in exchange for the right, but not the obligation, to purchase an interest rate swap. At December 31, 2000, the notional amount of the underlying interest rate swaps was $2.2 billion. At December 31, 2000, the Company through FNMC, was a party to several interest rate swap contracts maturing in 2010 and 2011. These contracts require the Company to make a series of floating rate payments in exchange for receiving a series of fixed-rate payments. The notional amount of these contracts was $1.3 billion at December 31, 2000. See note 38 for further discussion.

       Servicing advances and other receivables (included in other assets) related to 1-4 unit residential loan servicing, net of valuation allowances of $16.1 million and $20.1 million in 2000 and 1999, respectively, consisted of the following (in thousands):

                                                       December 31,
                                                -------------------------
                                                  2000             1999
                                                  ----             ----

  Servicing advances                            $106,120         $138,071
  Checks in process of collection                    745            1,123
  Other                                            6,287            8,393
                                                --------         --------
                                                $113,152         $147,587
                                                ========         ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(20)   Deposits
       --------

       A summary of the carrying value of deposits at December 31, 2000 and 1999 follows (in thousands):

                                                 2000                1999
                                             -----------          -----------

Passbook accounts                            $ 3,086,852          $ 3,666,206
Demand deposits:
     Interest-bearing                          2,063,185            1,974,120
     Noninterest-bearing                       2,542,179            2,197,691
Money market deposit accounts                  3,033,008            3,144,084
Term accounts                                 12,611,389           11,989,663
                                             -----------          -----------
                                              23,336,613           22,971,764
Accrued interest payable                          91,878               61,313
Purchase accounting adjustments                    1,263                2,680
                                             -----------          -----------
     Total deposits                          $23,429,754          $23,035,757
                                             ===========          ===========

       The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $3.3 billion and $2.7 billion at December 31, 2000 and 1999, respectively. Brokered certificates of deposit totalling $454 million and $390 million were included in deposits at December 31, 2000 and 1999, respectively. Total deposits at December 31, 2000 and 1999 include escrow balances for loans serviced for others of $825 million and $814 million, respectively.

       A summary of interest expense by deposit category follows (in thousands):

                                          2000           1999           1998
                                        --------       --------       --------

Passbook accounts                       $116,321       $124,618       $ 96,942
Interest-bearing demand deposits          13,914         17,772         13,770
Money market deposit accounts            120,683        124,368         65,234
Term accounts                            677,489        621,528        615,166
                                        --------       --------       --------
    Total                               $928,407       $888,286       $791,112
                                        ========       ========       ========

       At December 31, 2000, term accounts had scheduled maturities as follows (in thousands):

      Year Ending
      -----------

      2001                              $11,082,911
      2002                                1,197,543
      2003                                   87,151
      2004                                   49,354
      2005                                  192,311
      Thereafter                              2,119
                                        -----------
          Total                         $12,611,389
                                        ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(21)   Securities Sold Under Agreements to Repurchase
       ----------------------------------------------

       A summary of information regarding securities sold under agreements to repurchase follows (dollars in thousands):

                                                         December 31, 2000
                                      -------------------------------------------------------
                                        Underlying Collateral          Repurchase Liability
                                      --------------------------      -----------------------
                                       Recorded         Market                       Interest
                                       Value (a)        Value           Amount         Rate
                                      ----------      ----------      ----------     --------
Maturing within 30 days               $  980,736      $  981,379      $  888,748       6.61%
Maturing in 30 to 90 days                477,528         481,113         423,597       6.63
Maturing after 90 days to 1 year       1,315,377       1,317,242       1,284,115       6.74
Maturing over 1 year                   1,931,155       1,943,241       1,850,000       7.28
                                      ----------      ----------      ----------
    Total (b)                          4,704,796       4,722,975       4,446,460       6.93%
Accrued interest payable                      --              --          64,849
                                      ----------      ----------      ----------
                                      $4,704,796      $4,722,975      $4,511,309
                                      ==========      ==========      ==========


                                                         December 31, 1999
                                      -------------------------------------------------------
                                        Underlying Collateral          Repurchase Liability
                                      --------------------------      -----------------------
                                       Recorded         Market                       Interest
                                       Value (a)        Value           Amount         Rate
                                      ----------      ----------      ----------     --------
Maturing within 30 days               $   33,564      $   34,044      $       --         --%
Maturing in 30 to 90 days              2,731,295       2,709,851       2,573,574       5.35
Maturing after 90 days to 1 year       2,796,083       2,781,442       2,633,514       5.61
Maturing over 1 year                     167,214         165,972         150,000       6.13
                                      ----------      ----------      ----------
    Total (b)                          5,728,156       5,691,309       5,357,088       5.50%
Accrued interest payable                      --              --         124,659
                                      ----------      ----------      ----------
                                      $5,728,156      $5,691,309      $5,481,747
                                      ==========      ==========      ==========

--------------
(a) Recorded value includes accrued interest at December 31, 2000 and 1999. In addition, the recorded values at December 31, 2000 and 1999 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

(b) Total mortgage-backed securities collateral at December 31, 2000 and 1999 includes $1.7 billion and $2.1 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $1.7 billion and $2.1 billion at December 31, 2000 and 1999, respectively.

       At December 31, 2000 and 1999, these agreements had weighted average stated interest rates of 6.93% and 5.50%, respectively. The underlying securities were delivered to, and are being held under the control of, third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $5.4 billion and $5.1 billion during 2000 and 1999, respectively, the weighted average rate was 6.45% and 5.18% during 2000 and 1999, respectively, and the maximum amount outstanding at any month-end during these periods was $8.5 billion and $6.2 billion, respectively.

       At December 31, 2000, securities sold under agreements to repurchase were collateralized with $2.6 billion of mortgage-backed securities available for sale and $2.1 billion of mortgage-backed securities held to maturity.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(22)   Borrowings
       ----------

       Borrowings are summarized as follows (dollars in thousands):

                                                                       December 31,
                                                 --------------------------------------------------------
                                                           2000                            1999
                                                 -------------------------       ------------------------
                                                  Carrying         Average        Carrying        Average
                                                   Value            Rate           Value           Rate
                                                 -----------       -------       -----------      -------
Fixed-rate borrowings from FHLB                  $21,337,878         6.08%       $19,977,878         5.61%
Variable-rate borrowings from FHLB                 5,090,000         6.71          3,365,000         6.04
10% Subordinated Debentures due 2006                  92,100        10.00             92,100        10.00
FN Holdings 10 5/8% Senior Subordinated
   Notes due 2003                                        250        10.63                250        10.63
6 1/2% Convertible  Subordinated
   Debentures due 2001                                   160         6.50              2,635         6.50
10% Subordinated Debentures due 2003                   4,299        10.00              4,299        10.00
Floating Rate Notes due 2003                         250,000         7.76            250,000         7.21
6 3/4% Senior Notes due 2001                         350,000         6.75            350,000         6.75
7% Senior Notes due 2003                             600,000         7.00            600,000         7.00
7 1/8% Senior Notes due 2005                         800,000         7.13            800,000         7.13
Federal funds purchased                                   --           --             55,000         5.50
Other borrowings                                         406         7.57                209         6.69
                                                 -----------                     -----------
     Total borrowings                             28,525,093         6.28         25,497,371         5.79
Discount on borrowings                                (8,564)
                                                                                     (11,481)
Purchase accounting adjustments, net                   7,420                          21,742
                                                 -----------                     -----------
     Subtotal                                     28,523,949         6.28%        25,507,632         5.79%
Accrued interest payable                             276,608                         160,994
                                                 -----------                     -----------
                                                 $28,800,557                     $25,668,626
                                                 ===========                     ===========

       Maturities and weighted average stated interest rates of borrowings at December 31, 2000, not including discounts, accrued interest payable or purchase accounting adjustments, are as follows (dollars in thousands):

                                                                Weighted
                                  Balances Maturing           Average Rates
Maturities during the Years    -------------------------     ---------------
   Ending December 31,            FHLB           Other       FHLB      Other
---------------------------    -----------    ----------     ----      -----
  2001                         $ 8,790,833    $  350,465     6.56%     6.75%
  2002                           5,985,000            37     5.87      8.58
  2003                           8,650,000       854,299     6.11      7.24
  2004                           2,350,000            --     5.84        --
  2005                             651,625       800,250     6.99      7.13
  Thereafter                           420        92,164     7.74     10.00
                               -----------    ----------
      Total                    $26,427,878    $2,097,215     6.20%     7.24%
                               ===========    ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Interest expense on borrowings for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                        Year Ended December 31,
                                                               -------------------------------------------
                                                                  2000              1999            1998
                                                                  ----              ----            ----
FHLB advances                                                  $1,521,806        $1,165,010       $706,299
Interest rate swap agreements                                       7,188             5,940         (2,536)
12 1/2% Parent Holdings Notes due 2003                                 --                --         45,420
10% Subordinated Debentures due 2006                                9,210             9,210          9,209
11.20% Senior Notes due 2004                                           --               651            672
FN Holdings 12 1/4% Senior Notes due 2001                              --                --         18,093
FN HOLDINGS 9 1/8% Senior Subordinated Notes
    due 2003                                                           --                --          9,337
FN HOLDINGS 10 5/8% Senior Subordinated Notes
    due 2003                                                           27                26         44,353
10.668% Subordinated Notes due 1998                                    --                --          5,203
6 1/2% Convertible Subordinated Debentures due 2001                    32               172            171
10% Subordinated Debentures due 2003                                  430               430            430
Floating Rate Notes due 2003                                       18,942            15,931          5,006
6 3/4% Senior Notes due 2001                                       23,625            23,625          7,031
7% Senior Notes due 2003                                           42,000            42,000         12,441
7 1/8% Senior Notes due 2005                                       57,000            57,000         16,882
Federal funds purchased                                             4,747             2,750          3,987
Other borrowings                                                       53                25            271
Discount accretion                                                  2,060             1,031             --
Purchase accounting adjustments                                    (8,629)          (11,172)        (7,533)
                                                               ----------        ----------       --------
     Total                                                     $1,678,491        $1,312,629       $874,736
                                                               ==========        ==========       ========

       The following is a summary of the carrying value of assets pledged as collateral for FHLB advances (in thousands):

                                                       December 31, 2000
                                                       -----------------

Loans receivable                                          $31,950,508
Mortgage-backed securities available for sale               3,898,334
Mortgage-backed securities held to maturity                    13,411
Securities available for sale                                  19,993
FHLB stock                                                  1,361,066
                                                          -----------
     Total                                                $37,243,312
                                                          ===========

       FHLB ADVANCES

       During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in extraordinary gains of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       12 1/2% SENIOR NOTES DUE 2003

       On April 17, 1996, Parent Holdings issued $445 million of its Parent Holdings Notes. During 1998, all of the Parent Holdings Notes were redeemed in connection with the Parent Holdings Defeasance for an aggregate redemption price, including accrued interest payable, of $553.7 million.

       10% SUBORDINATED DEBENTURES DUE 2006

       As part of its 1994 acquisition of First Nationwide ("FN Acquisition"), California Federal assumed $92.1 million principal amount of subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "10% Subordinated Debentures Due 2006").

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       FN HOLDINGS 10 5/8% SENIOR SUBORDINATED NOTES DUE 2003

       In connection with the Cal Fed Acquisition, GS Holdings acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow's 10 5/8% Senior Sub Notes due 2003 (the "FN Holdings 10 5/8% Notes") and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. During 1998, a total of $574.8 million aggregate principal amount of the FN Holdings 10 5/8% Notes were redeemed in connection with the Debt Tender Offers for an aggregate purchase price, including accrued interest payable, of $692.7 million. At December 31, 2000, $0.3 million of the FN Holdings 10 5/8% Notes remain outstanding.

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

       The FN Holdings 10 5/8% Notes are subordinate in right of payment to all existing and future subordinated debt, if any is issued, of GS Holdings. The FN Holdings 10 5/8% Notes are subordinated to all existing and future liabilities, including deposits, indebtedness and trade payables, of the subsidiaries of GS Holdings, including California Federal and all preferred stock issued by the Bank, including the Bank Preferred Stock.

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

       6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001

       In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001 (the "6 1/2% Convertible Subordinated Debentures"). As a result of a corporate restructuring IN December 1992, Cal Fed Inc. was merged with and into XCF Acceptance Corporation ("XCF"), a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures were redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. Due to the purchase of all of the Cal Fed Stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated. During the first quarter of 2000, the Bank repurchased $2.5 million outstanding principal amount of the 6 1/2% Convertible Subordinated Debentures, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand on the early extinguishment debt.

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

       Floating Rate Notes Due 2003
       ----------------------------

       On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $250 million principal amount of the Floating Rate Notes Due 2003. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. At December 31, 2000, the interest rate on the Floating Rate Notes Due 2003 was 6.33%. Deferred costs associated with the issuance of the Floating Rate Notes totalling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(23)   Accrued Termination and Facilities Costs
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under contractual obligations to terminate services provided by outside service providers (principally relating to DP systems expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan (in thousands):

                                                               Severance and
                                               Branch           Termination       Contract
                                            Consolidations       Benefits       Terminations     Total
                                            --------------     -------------    ------------    --------
Balance at December 31, 1997                   $     --          $     --         $    --       $     --
       Initial liabilities recorded              29,870            48,303          14,455         92,628
       Charges to liability account                  --           (14,823)         (2,640)       (17,463)
                                               --------          --------         -------       --------
Balance at December 31, 1998                     29,870            33,480          11,815         75,165
       Additional liabilities recorded            9,401                71              --          9,472
       Charges to liability account             (15,220)           (4,140)         (9,523)       (28,883)
       Reversal of accrual                           --           (16,641)         (2,267)       (18,908)
                                               --------          --------         -------       --------
Balance at December 31, 1999                     24,051            12,770              25         36,846
       Additional liabilities recorded            2,504                --              --          2,504
       Charges to liability account             (10,511)             (241)            (25)       (10,777)
                                               --------          --------         -------       --------
Balance at December 31, 2000                   $ 16,044          $ 12,529         $    --       $ 28,573
                                               ========          ========         =======       ========

       The Bank had identified certain of its retail banking facilities to be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Golden State Acquisition. Accordingly, the liabilities established represent the estimated present value of occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. The first group of branches was closed in November 1998. The final closure was in June 2000. The balance relating to accrued costs for branch consolidations remaining at December 31, 2000 represents remaining lease obligations, net of sub-lease income.

       In connection with the Golden State Acquisition, management identified approximately 1,100 full-time equivalent positions to be eliminated. During 1999, this estimate was increased to 1,141. These positions spanned all areas and business units of the Bank. As of December 31, 2000, all positions have been eliminated. The balance relating to accrued severance and termination benefits remaining at December 31, 2000 primarily represents a liability for annuity benefits contractually payable to former senior officers of Golden State.

       The Bank had also established additional liabilities for contract termination costs with outside service providers. As of December 31, 2000, all such contracts have been terminated.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The table below provides detail of the initial liability recorded in 1998, additional liabilities recorded and subsequent reversals of the excess liability (see note 3) (in thousands):

                                                   Merger Costs          Expenses
                                                    Included in        Recognized in
                                                   Allocation of        Net Income
                                                   Purchase Price        (Pre-tax)         Total
                                                   --------------      -------------      -------
Branch Consolidation                                  $ 22,304            $ 7,566         $ 29,870
Severance and termination benefits                      42,211              6,092           48,303
Contract termination                                    14,455                 --           14,455
                                                      --------            -------         --------
    Total liability initially established in 1998       78,970             13,658           92,628
Additional liability recorded in 1999                      500              8,972            9,472
Excess liability reversed in 1999                      (16,641)            (2,267)         (18,908)
                                                      --------            -------         --------
Balance at December 31, 1999                            62,829             20,363           83,192
Additional liability recorded in 2000                       --              2,504            2,504
                                                      --------            -------         --------
    Net liability recorded from
        Golden State Acquisition                      $ 62,829            $22,867         $ 85,696
                                                      ========            =======         ========

(24)   Segment Reporting
       -----------------

       The Company has two reportable segments, the community bank and the mortgage bank. The community bank operates retail deposit branches in California and Nevada. The community bank segment provides retail consumer and small businesses with: (a) deposit products such as demand, transaction and savings accounts, (b) investment products such as mutual funds, annuities and insurance and (c) lending products, such as consumer and commercial loans. Further, the community bank segment invests in residential real estate loans purchased from FNMC and from others, and also invests in mortgage-backed and other securities. The mortgage banking segment, conducted by FNMC, operates loan production facilities throughout the United States and originates or purchases fixed-rate 1-4 unit residential loans for sale to various investors in the secondary market and services loans for itself and others. The mortgage banking segment also originates adjustable-rate loans for the community bank segment.

       The accounting policies of the segments are the same as those described in note 2. The Company evaluates performance based on net income, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net (pre-tax) contribution.

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

                               Community         Mortgage
                                Banking           Banking          Total
                              -----------       -----------     -----------
                                            (in thousands)
Net interest income: (1)
2000                          $ 1,360,062       $ (102,839)     $ 1,257,223
1999                            1,357,271          (61,785)       1,295,486
1998                              919,512          (52,830)         866,682

Noninterest income: (2)
2000                              245,127          242,034          487,161
1999                              244,964          201,661          446,625
1998                              284,142          168,366          452,508

Noninterest expense: (3)
2000                              767,507          150,372          917,879
1999                              752,190          159,059          911,249
1998                              594,440          150,863          745,303

Segment assets:  (4)
2000                           60,151,543        3,498,106       63,649,649
1999                           56,784,582        3,459,880       60,244,462
1998                           54,574,640        4,847,633       59,422,273

------------
(1) Includes $110.4 million, $109.6 million and $101.4 million for 2000, 1999 and 1998, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $253.2 million, $235.6 million and $198.9 million for 2000, 1999 and 1998, respectively, in interest income and expense on intercompany loans.

(2) Includes $46.4 million, $46.6 million and $34.9 million for 2000, 1999 and 1998, respectively, in intercompany servicing fees.

(3)  Includes  $4.6  million  for  2000,   1999  and  1998,   respectively,   in
     intercompany noninterest expense.

(4) Includes $3.1 billion, $3.2 billion and $4.5 billion for 2000, 1999 and 1998, respectively, in intercompany borrowings and $43.6 million, $30.2 million and $29.2 million for 2000, 1999 and 1998, respectively, in intercompany deposits maintained with the Bank.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the years ended December 31, (in thousands):

                                                              2000             1999             1998
                                                           -----------      -----------      -----------
Net interest income:
Total net interest income for reportable segments          $ 1,257,223      $ 1,295,486      $   866,682
Elimination of intersegment net interest income               (110,424)        (109,599)        (101,372)
                                                           -----------      -----------      -----------
   Total                                                   $ 1,146,799      $ 1,185,887      $   765,310
                                                           ===========      ===========      ===========

Noninterest income:
Total noninterest income for reportable segments           $   487,161      $   446,625      $   452,508
Elimination of intersegment servicing fees                     (46,396)         (46,631)         (34,891)
                                                           -----------      -----------      -----------
   Total                                                   $   440,765      $   399,994      $   417,617
                                                           ===========      ===========      ===========

Noninterest expense:
Total noninterest expense for reportable segments          $   917,879      $   911,249      $  745,303
Elimination of intersegment expense                             (4,640)          (4,640)         (4,640)
                                                           -----------      -----------      ----------
   Total                                                   $   913,239      $   906,609      $   740,663
                                                           ===========      ===========      ===========

Total assets:
Total assets for reportable segments                       $63,649,649      $60,244,462      $59,422,273
Elimination of intersegment borrowings                      (3,089,139)      (3,195,180)      (4,524,072)
Elimination of intersegment deposits                           (43,632)         (30,222)         (29,217)
                                                           -----------      -----------      -----------
   Total                                                   $60,516,878      $57,019,060      $54,868,984
                                                           ===========      ===========      ===========

       The Company typically reviews the results of operations for the mortgage banking segment based on that segment's contribution as opposed to its income before income taxes, extraordinary item and minority interest. The main difference between the two measures of profitability is that contribution for the mortgage banking segment includes custodial earnings that are reported in the community banking segment when computing net income and that intercompany interest expense is computed using an internal cost of funds rate instead of a market rate. The mortgage banking segment's contribution for the years ended December 31, 2000, 1999 and 1998 was $99.2 million, $90.4 million and $66.0 million, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(25)   Comprehensive Income
       --------------------

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

       The tax effect associated with unrealized gain (loss) on securities for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                          Before-tax       Tax benefit        Net-of-tax
                                                                            amount          (expense)           amount
                                                                          ----------       -----------        ----------
2000
----
Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during the period              $ 299,092         $(128,363)         $ 170,729
    Less: reclassification adjustments for (losses) gains in net income      16,866            (6,890)             9,976
    Amortization of market adjustment for securities transferred
        from available for sale to held to maturity                           7,826            (3,196)             4,630
                                                                          ---------         ---------          ---------
        Other comprehensive income (loss)                                 $ 323,784         $(138,449)         $ 185,335
                                                                          =========         =========          =========

1999
----
Unrealized (loss) gain on securities:
    Unrealized holding (loss) gain arising during the period              $(484,866)        $ 204,248          $(280,618)
    Less: reclassification adjustments for gains in net income               (1,283)              541               (742)
                                                                          ---------         ---------          ---------
        Other comprehensive (loss) income                                 $(486,149)        $ 204,789          $(281,360)
                                                                          =========         =========          =========

1998
----
Unrealized (loss) gain on securities:
    Unrealized holding (loss) gain arising during the period              $ (28,761)        $     594          $ (28,167)
    Less: reclassification adjustments for gains in net income               (1,131)              287               (844)
                                                                          ---------         ---------          ---------
        Other comprehensive (loss) income                                 $ (29,892)        $     881          $ (29,011)
                                                                          =========         =========          =========

(26)   Minority Interest
       -----------------

       REIT PREFERRED STOCK

       In November 1996, the Bank formed California Federal Preferred Capital Corporation ("Preferred Capital Corp.") for the purpose of acquiring, holding and managing real estate mortgage assets. Preferred Capital Corp. is a Maryland corporation and qualifies as a real estate investment trust ("REIT") for federal income tax purposes. All of Preferred Capital Corp.'s common stock is owned by the Bank. FNMC services Preferred Capital Corp.'s mortgage assets pursuant to a subservicing agreement.

       On January 31, 1997, Preferred Capital Corp. issued to the public $500 million of its 9 1/8% Noncumulative Exchangeable Preferred Stock ("REIT Preferred Stock"), which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, a distribution on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 2000, 1999 and 1998 were $27.0 million, $26.4 million and $33.1 million, respectively, net of the income tax benefit.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       AUTO ONE COMMON STOCK

       In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholders' equity attributable to the minority stockholders at December 31, 2000 and 1999 has been reduced to zero as a result of realized operating losses of Auto One.

       11 1/2% PREFERRED STOCK

       During the year ended December 31, 1998, in connection with the Bank Preferred Stock Tender Offers, 2,688,959 shares of California Federal's 11 1/2% noncumulative perpetual preferred stock ("11 1/2% Preferred Stock") were purchased by GS Holdings for a total redemption price of $301.3 million. These transactions reduced minority interest by $268.9 million on the Company's consolidated balance sheet and resulted in a charge of $32.4 million to minority interest expense.

       During the year ended December 31, 1999, all of the remaining 318,341 outstanding shares of 11 1/2% Preferred Stock were redeemed at $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense. See note 5.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Preferred Stock for each year ended December 31, 2000, 1999 and 1998 totalled $34.6 million, of which $1.8 million and $26.8 million was included in minority interest expense in 1999 and 1998, respectively.

       10 5/8% PREFERRED STOCK

       During the year ended December 31, 1998, in connection with the Bank Preferred Stock Tender Offers, 1,117,701 shares of California Federal's 10 5/8% noncumulative perpetual preferred stock ("10 5/8% Preferred Stock" and, together with the 11 1/2% Preferred Stock, the "Bank Preferred Stock") were purchased by GS Holdings for a total redemption price of $121.7 million. These transactions reduced minority interest by $111.8 million on the Company's consolidated balance sheet and resulted in a charge of $9.9 million to minority interest expense.

       During the year ended December 31, 1999, all of the remaining 607,299 outstanding shares of 10 5/8% Preferred Stock were redeemed at $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense. See note 5.

       Cash dividends on the 10 5/8% Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. Dividends paid on the 10 5/8% Preferred Stock for each year ended December 31, 2000, 1999 and 1998 totalled $18.3 million, of which $15.3 million was included in minority interest expense in 1998.

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

       Dividends on the FN Holdings Preferred Stock totalled $.6 million during 1998, including the issuance of Additional FN Holdings Preferred Stock of $0.1 million.

       PRE-MERGER TAX BENEFITS

       During 2000 and 1999, minority interest expense of $161.7 million and $122.7 million, respectively, was recorded based upon changes to estimated pre-merger tax benefits retained by GSB Investments and Hunter's Glen. These amounts were fully offset by income tax benefits to Golden State in the same periods. See note 31.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(27)   Stockholders' Equity
       --------------------

       SERIES A PREFERRED STOCK

       In connection with the Golden State Acquisition, the Company converted 4,181,061 shares of Series A Preferred Stock into 10,051,200 shares of the Company's common stock and an equal number of LTW(TM)s (as defined herein). The Series A Preferred Stock, with par value of $1.00 per share and a liquidation preference of $25 per share, provided for noncumulative dividends, when, as and if declared, at an annual rate of 8.75% of its liquidation preference and was convertible, at the option of the holders thereof, into common stock and an equal number of LTW(TM)s at any time at a conversion ratio of 2.404 per share, subject to adjustment in certain events. On October 1, 1998, the remaining 2,538 shares of Series A Preferred Stock were redeemed at a price of $26.09375 per share plus an amount equal to any dividends declared but unpaid as of the date of redemption.

       COMMON STOCK

       The Company has 250 million shares of common stock authorized with a par value of $1.00 per share. Pursuant to the Golden State Merger agreement, First Gibraltar and Hunter's Glen received 56,722,988 shares of the Golden State Common Stock, which represented 47.9% of the common stock outstanding as of September 11, 1998, and provided for existing Golden State shareholders to own 61,880,950 shares of the Golden State Common Stock. GSB Investments subsequently became the owner of the shares received by First Gibraltar. At December 31, 2000, GSB Investments and Hunter's Glen owned 61,710,008 shares of Golden State Common Stock, representing 45.9% of the total shares outstanding.

       During September 1998, 10,051,200 shares were issued resulting from conversions of the Series A Preferred Stock. In addition, Golden State common shares have been issued during the years 2000, 1999 and 1998 for the exercise of stock options and warrants, and for restricted stock. See note 32. In 2000 and 1999, Golden State common shares were distributed to GSB Investments and Hunter's Glen in settlement of their issuable shares. See "Issuable Shares."

       Holders of Golden State Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company, subject to the superior rights of the holders of any series of preferred stock that may be issued. During 2000, cash dividends on Golden State Common Stock totalled $26.4 million.

       At December 31, 2000 and 1999,  there were  134,320,658  and  122,242,588 shares, respectively of Golden State Common Stock issued and outstanding (net of treasury stock), which included 246,756 and 56,908 shares, respectively, of restricted stock. The effect of these restricted shares is included in the calculation of diluted earnings per share. See notes 32 and 39.

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

       In accordance with the Golden State Merger agreement, on January 21, 1999, a total of 5,540,319 shares of Golden State Common Stock, valued at $100 million, were issued (4,432,255 shares to a subsidiary of Mafco Holdings and 1,108,064 shares to Hunter's Glen) as a result of net tax benefits realized by California Federal with respect to its gain from the Florida Branch Sale and the receipt of federal income tax refunds in excess of the amount reflected on the Company's consolidated balance sheets. The value of the remaining 147,677 shares totalling $2.7 million was reflected in additional paid-in capital prior to its reclassification in 1999 to Issuable Shares.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Based upon the Company's 1999 taxable income as filed in its federal income tax return, shares valued at $101.3 million (4,928,901 shares) were contractually issuable during the year ended December 31, 1999 to GSB Investments and Hunter's Glen. The number of shares was based on the use of pre-merger net operating losses and other net deferred tax assets, based upon actual taxable earnings and the average share price during the year. On May 22, 2000, the remaining 147,677 common shares from 1998, valued at $2.7 million, and a portion of the 1999 contractually issuable shares of Golden State common stock (4,735,227 shares), valued at $97.3 million, were issued (in total, 3,906,323 shares to a subsidiary of Mafco Holdings and 976,581 shares to Hunter's Glen) as a result of net tax benefits realized by California Federal. The remaining shares allocable to GSB Investments, consisting of 154,939 shares valued at $3.2 million, were extinguished (as discussed below) and 38,734 shares due to Hunter's Glen, valued at $0.8 million, are expected to be issued in January 2001.

       During the fourth quarter of 1999 and the second quarter of 2000, the Company recorded $4.5 million and $1.4 million, respectively, in Issuable Shares related to interest receivable on a federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition. These transactions were recorded as charges to minority interest expense. During 2000, the Company also recorded $162.6 million of Issuable Shares related to the Company's pro-rata usage in 2000 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger agreement, these amounts are payable to GSB Investments and Hunter's Glen as Issuable Shares.

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

       Issuable Shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 39.

       ADDITIONAL PAID-IN CAPITAL

       During 2000, the Company recorded reductions to additional paid-in capital of $38.1 million representing issuable shares for interest on a tax refund and $29.6 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. The tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. See note 31. In addition, additional paid-in capital increased by $18.4 million during 2000, representing issuable shares extinguished in excess of consideration paid, partially offset by $4.0 million in capitalized transaction expenses.

       During 1999, the Company recorded an adjustment to the purchase price in the Golden State Acquisition of $12.4 million. See note 3.

       RETAINED EARNINGS

       During 1999, the Company recorded a $15.5 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to GSB Investments and Hunter's Glen upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 31.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets (as defined herein) that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset (as defined herein) contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill
Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTW(TM)s. At December 31, 1999, the equalization adjustment was written down to its fair value of $17.1 million. Since the market value of the LTWs, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.1875 per share at December 31, 2000 from $.875 per share at December 31, 1999, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $20.6 million, resulting in an increase in retained earnings and the contribution receivable of $3.5 million during the year ended December 31, 2000.

       TREASURY STOCK

       At December 31, 2000, the Company had 16,383,058 shares of its common stock in treasury at an aggregate cost of $19.27 per share.

       During the fourth quarter of 1998, the board of directors of the Company authorized a $150 million common stock repurchase program. During the second quarter of 1999, this authorization was further expanded to include up to $250 million of all publicly traded securities issued by the Company and any of its subsidiaries.

       During the fourth quarter of 1999, the board of directors of the Company authorized a share repurchase program for 2000. The program authorized the repurchase of up to $250 million of all publicly traded securities issued by the Company and any of its subsidiaries beginning December 14, 1999.

       During the fourth quarter of 2000, the board of directors of the Company authorized a new share repurchase program for 2001. The new program authorizes the repurchase of up to $250 million of all publicly traded securities issued by the Company and any of its subsidiaries beginning January 2, 2001 through December 31, 2001.

       During the years ended December 31, 2000 and 1999, the Company repurchased 3,916,411 and 12,463,800 shares, respectively, of common stock at an aggregate purchase price of $63.7 million and $250 million, respectively, or an average of $16.27 and $20.08 per share, respectively. In connection with the Golden State Acquisition on September 11, 1998, the Company acquired 108,574 shares of Golden State Common Stock held in treasury with an aggregate cost of $2.0 million. During the years ended December 31, 2000, 1999 and 1998, shares totalling 11,450, 75,697 and 18,580, respectively, were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

       As of December 31, 2000, the Bank could pay dividends of $523.4 million without the consent of the OTS and it could pay dividends of $777.6 million and still be "well-capitalized." As of December 31, 2000, GS Holdings could pay dividends, in addition to those already paid, of $519.9 million without violating the most restrictive terms of the GS Escrow Notes indenture.

       On September 1, 2000 and December 1, 2000, Golden State paid a dividend of $0.10 per common share totalling $13.0 million and $13.4 million, respectively, to stockholders of record as of July 31, 2000 and November 3, 2000, respectively. There were no dividends on the common stock of Golden State during 1999 or 1998.

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

       The Company had also issued transferable Standby Warrants (the "Standby Warrants"). Each Standby Warrant entitled the holder thereof to purchase one share of common stock and one LTW(TM) for the purchase price of $12.00 per share prior to their expiration ON August 21, 2000. The Standby Warrants traded on the NASDAQ national market system under the ticker symbol "GSBNW." During 2000, 10,753,859 Standby Warrants were exercised and 14,294 expired, resulting in an increase in stockholders' equity of $129.0 million.

(28)   Litigation Tracking Warrants
       ----------------------------

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

       Golden State distributed LTW(TM)s on May 29, 1998 to holders of Golden State Common Stock of record on May 7, 1998, on the basIS of one LTW(TM) for each share held as of the close of business on that date. The Board of Directors also reserved additional LTW(TM)s for future issuance in connection with conversions or exercises of the Company's outstanding Series A Preferred Stock, its two outstanding classes of common stock purchase warrants and employee stock options. The total number of LTW(TM)s issued to holders of common stock and reserved for such future issuances is approximately 85 million. As of December 31, 2000, 83,461,544 LTW(TM)s were issued.

       The LTW(TM)s trade on the NASDAQ national market system under the ticker symbol "GSBNZ."

(29)   Regulatory Capital of the Bank
       ------------------------------

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

       The Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented in the following table (dollars in thousands):

                                                                             To be Adequately
                                                     Actual                    Capitalized               To be Well Capitalized
                                           -------------------------      -----------------------       -----------------------
                                                          As a % of                     As a % of                     As a % of
               2000                          Amount         Assets          Amount        Assets          Amount        Assets
------------------------------------       ----------     ----------      ----------    ---------       ----------    ---------
Stockholder's equity of the Bank
        per financial statements           $4,165,973
Minority interest                             500,000
Net unrealized holding loss                    89,874
                                           ----------
                                            4,755,847
Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets           (158,809)
        Non-qualifying MSRs                   (83,941)
        Intangible assets                    (691,288)
        Non-includable subsidiaries           (62,592)
                                           ----------
Total tangible capital                     $3,759,217        6.30%        $  894,475        1.50%              N/A         N/A
                                           ==========                     ==========
Total leverage capital                     $3,759,217        6.30%        $2,385,268        4.00%       $2,981,585        5.00%
                                           ==========                     ==========                    ==========
Tier 1 risk-based capital                  $3,759,217       11.58%               N/A         N/A        $1,942,330        6.00%
                                           ==========                                                   ==========

Adjustments for risk-based
        capital:
        Qualifying subordinated
              debt                             91,985
        General loan loss allowance           405,857
        Qualifying portion of
              unrealized holding gains            145
        Low level recourse                     (9,994)
        Assets required to be
              deducted                        (11,770)
                                           ----------
        Total risk-based capital           $4,235,440       13.08%        $2,589,773        8.00%       $3,237,216       10.00%
                                           ==========                     ==========                    ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                              To be Adequately
                                                   Actual                       Capitalized              To be Well Capitalized
                                           ------------------------       ------------------------      ------------------------
                                                          As a % of                      As a % of                     As a % of
            1999                             Amount        Assets           Amount        Assets          Amount         Assets
------------------------------------       ----------     ---------       ----------     ---------      ---------      ---------
Stockholder's equity of the Bank
        per financial statements           $3,555,851
Minority interest                             500,000
Net unrealized holding loss                   275,625
                                           ----------
                                            4,331,476
Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets           (158,713)
        Intangible assets                    (819,561)
        Non-includable subsidiaries           (59,579)
                                           ----------
Total tangible capital                     $3,293,623        5.81%        $  849,649        1.50%              N/A         N/A
                                           ==========                     ==========
Total leverage capital                     $3,293,623        5.81%        $2,265,731        4.00%       $2,832,163        5.00%
                                           ==========                     ==========                    ==========
Tier 1 risk-based capital                  $3,293,623       11.36%               N/A         N/A        $1,734,619        6.00%
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
                                           ==========                     ==========                    ==========

(30)   Other Noninterest Expense
       -------------------------

       Other noninterest expense amounts are summarized as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                              2000        1999          1998
                                                                            --------    --------      --------
Other noninterest expense:
    Telephone                                                               $ 24,574    $ 26,088      $ 19,640
    Marketing                                                                 35,426      31,994        19,597
    DP systems expense                                                        24,864      23,443        15,708
    Savings Association Insurance Fund deposit insurance premium               4,792      14,230        11,055
    Insurance and surety bonds                                                 7,198       7,412         6,027
    Postage                                                                   13,116      13,021        10,023
    Printing, copying and office supplies                                     13,541      12,968        11,179
    Employee travel                                                           15,183      13,855        10,386
    Other losses                                                               8,672      18,703        10,534
    Other expense                                                             61,265      63,960        45,158
                                                                            --------    --------      --------
                                                                            $208,631    $225,674      $159,307
                                                                            ========    ========      ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(31)   Income Taxes
       ------------

       Total income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was allocated as follows (in thousands):

                                                        2000         1999        1998
                                                      --------     --------    ---------
Income (loss) before income taxes, extraordinary
     items and minority interest                      $136,781     $186,483    $(106,351)
Extraordinary items                                      2,083        1,801     (103,823)
Net unrealized holding gain (loss) on securities
     available for sale                                138,449     (204,789)        (881)
Provision in lieu of income taxes -
     minority interest                                 161,688      122,684           --
                                                      --------     --------    ---------
                                                      $439,001     $106,179    $(211,055)
                                                      ========     ========    =========

       Income tax expense (benefit) attributable to income before income taxes, extraordinary items and minority interest consisted of (in thousands):

                                             2000         1999         1998
                                           --------     --------     ---------
Federal
    Current                                $ 48,867     $ 31,013     $  51,443
    Deferred                                 22,114       74,722      (214,131)
                                           --------     --------     ---------
                                             70,981      105,735      (162,688)

State and local
    Current                                  48,783       60,690        49,137
    Deferred                                 17,017       20,058         7,200
                                           --------     --------     ---------
                                             65,800       80,748        56,337
                                           --------     --------     ---------
Income tax expense (benefit) before
    provision in lieu of income taxes       136,781      186,483      (106,351)
Provision in lieu of income taxes -
    minority interest                       161,688      122,684            --
                                           --------     --------     ---------
Total income tax expense (benefit)         $298,469     $309,167     $(106,351)
                                           ========     ========     =========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The consolidated income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 2000, 1999 and 1998 to income before income taxes, extraordinary items and minority interest as follows (in thousands):

                                                                 2000          1999         1998
                                                               --------      --------     ---------
Computed "expected" income tax expense                         $236,014      $234,245     $ 140,792
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal income
          tax benefit                                            42,770        52,486        36,619
    Tax exempt income                                              (966)       (1,010)           --
    Amortization of excess cost over fair
          value of net assets acquired                           19,460        22,355        17,613
    Other                                                         1,191         1,091           109
    Adjustments to deferred tax asset fully offset by
          valuation allowance:
           Adjustment to deferred tax asset                          --       (18,602)       64,527
           REIT Preferred Stock dividends                            --            --        (6,700)
    Change in the beginning-of-the-year balance of
        the valuation allowance for deferred tax assets
        allocated to income tax expense                              --        18,602      (359,311)
                                                               --------      --------     ---------
                                                               $298,469      $309,167     $(106,351)
                                                               ========      ========     =========

       The significant components of federal deferred income tax expense (benefit) attributable to income before income taxes, extraordinary items and minority interest are as follows (in thousands):

                                                                 2000          1999         1998
                                                              ---------     ---------     --------
Deferred tax expense (exclusive of the effects
    of other components listed below)                         $ 233,852      $74,722      $  87,353
Adjustment to deferred tax asset fully offset by
    valuation allowance                                              --      (18,602)        57,827
Increase (decrease) in beginning-of-the-year balance
    of the valuation allowance for deferred tax assets         (211,738)      18,602       (359,311)
                                                              ---------      -------      ---------
                                                              $  22,114      $74,722      $(214,131)
                                                              =========      =======      =========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                             2000           1999
                                                           --------      ----------
Deferred tax assets:
    Net operating loss carryforwards                       $140,381      $  299,491
    Foreclosed real estate                                      445             906
    Deferred interest                                            --           2,287
    Loans receivable                                        151,555         140,999
    Miscellaneous accruals                                   48,497          68,333
    Accrued liabilities                                      39,002          38,639
    State taxes                                              73,431          63,361
    Purchased mortgage servicing rights                      93,723         105,241
    Alternative minimum tax credit and other tax
        credit carryforwards                                108,087          70,150
    Unrealized losses on securities available for sale       62,069         200,518
    Other                                                    10,537          11,559
                                                           --------      ----------
         Total gross deferred tax assets                    727,727       1,001,484
         Less valuation allowance                           (39,496)       (251,234)
                                                           --------      ----------
         Net deferred tax assets                            688,231         750,250
                                                           --------      ----------

Deferred tax liabilities:
    Mortgage servicing rights                               177,600         182,466
    Purchase accounting adjustments                           7,684           5,288
    FHLB stock                                              173,338         126,904
    Deferred interest                                           322              --
    Goodwill litigation                                      43,171          41,356
    Contractual obligations                                  19,250          19,250
    Deferred loan fees                                      198,934         161,044
    Other                                                     7,446          12,407
                                                           --------      ----------
         Net deferred tax liabilities                       627,745         548,715
                                                           --------      ----------
         Net deferred tax assets and liabilities           $ 60,486      $  201,535
                                                           ========      ==========

       The net change in the total valuation allowance for the year ended December 31, 2000 was a decrease of $211.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       In 1998, based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of the Company's net deferred tax assets and reduced the valuation allowance by $250 million.

       Management believes that the realization of the resulting deferred tax asset is more likely than not, based upon the expectation that the Company will generate the necessary amount of taxable income in future periods.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       Based upon the actual filing of the Mafco Group and Golden State 1998 consolidated federal income tax returns during 1999, tax benefits of $122.7 million were recognized. The tax benefit is fully offset by an increase in minority interest expense, since under the Golden State Merger agreement, the tax benefits from any NOLs and other tax attributes of Parent Holdings and its subsidiaries are retained by GSB Investments and Hunter's Glen.

       In addition, the Company recorded an adjustment of $15.5 million to reduce the initial dividend of tax benefits to GSB Investments and Hunter's Glen due to its deconsolidation from the Mafco Group, which was recorded as an increase to retained earnings during 1999.

       At December 31, 2000, the Company had regular NOL carryforwards for federal income tax purposes of approximately $401.1 million which are available to offset future federal taxable income, if any, through 2018. In addition, the Company had alternative minimum tax credit carryforwards of approximately $94.8 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

       In accordance with SFAS NO. 109, ACCOUNTING FOR INCOME TAXES, a deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 2000, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 2000 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of the greater of current or accumulated earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

(32)   Employee Benefit Plans
       ----------------------

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The following table sets forth the changes in the plan's benefit obligations and fair value of plan assets, as well as the funded status at December 31, 2000 and 1999 (in thousands):

                                                                        Non-Qualified Plans         Qualified Plan
                                           Postretirement Benefits       Pension Benefits           Pension Benefits
                                           -----------------------     ----------------------     ---------------------
                                              2000         1999          2000          1999         2000         1999
                                            --------      -------      --------      --------     --------     --------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year     $  8,248      $ 8,166      $ 15,355      $ 15,481     $111,923     $136,818
Service cost                                     601          612            --            --           --           --
Interest cost                                    624          539         1,041         1,000        7,933        8,059
Amendments                                        --           --            --            --           --           --
Actuarial loss (gain)                          1,279         (717)        1,229           868       (7,769)     (23,792)
Acquisitions                                      --           --            --            --           --           --
Settlements                                       --           --            --            --           --           --
Benefits paid                                   (382)        (352)       (1,893)       (1,994)      (8,496)      (9,162)
                                            --------      -------      --------      --------     --------     --------
Benefit obligation at end of year           $ 10,370      $ 8,248      $ 15,732      $ 15,355     $103,591     $111,923
                                            ========      =======      ========      ========     ========     ========

Change in Plan Assets
---------------------
Fair value at beginning of year             $     --      $    --      $     --      $     --     $145,777     $139,390
Actual return on plan assets                      --           --            --            --       (3,969)      15,548
Employer contribution                             --           --         1,893         1,994           --           --
Benefits paid                                     --           --        (1,893)       (1,994)      (8,496)      (9,161)
                                            --------      -------      --------      --------     --------     --------
Fair value at end of year                   $     --      $    --      $     --      $     --     $133,312     $145,777
                                            ========      =======      ========      ========     ========     ========

Funded status                               $(10,370)     $(8,248)     $(15,732)     $(15,355)    $ 29,721     $ 33,854
Unrecognized actuarial loss                       --           --            --            --       (1,565)     (10,660)
                                            --------      -------      --------      --------     --------     --------

Prepaid (accrued) benefit cost
   recognized in the consolidated
   balance sheet                            $(10,370)     $(8,248)     $(15,732)     $(15,355)    $ 28,156     $ 23,194
                                            ========      =======      ========      ========     ========     ========

       Assumptions used in computing the funded status were:

                                                                       Non-Qualified Plans       Qualified Plan
                                           Postretirement Benefits      Pension Benefits         Pension Benefits
Weighted Average Assumptions as of         -----------------------     --------------------      ----------------
          December 31,                         2000      1999            2000      1999           2000      1999
---------------------------------              ----      ----            ----      ----           ----      ----
                                                                                                  C>
Discount rate                                  7.75%     6.75%           7.75%     7.25%          7.50%     7.25%
Expected return on plan assets                  N/A       N/A            9.00      9.00           9.00      9.00
Rate of compensation increase                  0.00      0.00            0.00      0.00           0.00      0.00

       The initial health care cost trend rate for medical benefits in 2001 is assumed to be 8.5%, the average trend rate is assumed to be 6.8% and the ultimate trend rate is assumed to be 5.5%, which will be reached in 5 years.

       At December 31, 2000, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $0.7 million, and the service and interest cost to increase by less than $0.1 million. At December 31, 2000, a decrease of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to decrease by $0.6 million, and the service and interest costs to decrease by $0.1 million.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998 included the following components (in thousands):

                                                                               Qualified and
                                                                               Non-Qualified
                                           Postretirement Benefits            Pension Benefits
                                           -----------------------     -------------------------------
                                            2000     1999    1998        2000        1999        1998
                                            ----     ----    ----        ----        ----        ----
Service cost                               $  601    $612    $309      $     --    $     --    $    --

Interest cost                                 624     539     317         8,974       9,059      4,880
Expected return on plan assets                 --      --      --       (12,895)    (12,320)    (5,648)
Recognized net actuarial loss (gain)        1,279    (717)    182         1,228       1,164      2,293
Settlement/curtailment gain                    --      --      --            --          --         --
                                           ------    ----    ----      --------    --------    -------
   Net periodic cost (income)              $2,504    $434    $808      $ (2,693)   $ (2,097)   $ 1,525
                                           ======    ====    ====      ========    ========    =======

       DEFINED CONTRIBUTION PLAN

       The Bank offers a defined contribution plan, which is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The plan provides for the deferral of up to 12% of eligible compensation of plan participants not to exceed the maximum allowed by the Internal Revenue Service. The Bank's matching contribution provides for 100% of the first 3% of employee deferrals and beginning in January 2000, 50% of the next 2% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 2.5% of eligible compensation. It can be declared at any level in the range from 0% to 2.5%. Prior to January 2000, the maximum was 3% of employee deferrals. Employees vest immediately in their own deferrals, employer matching contributions and employer profit sharing contributions. Prior to January 2000, employer matching contributions vested based on completed years of service. The Bank's contributions to such plan totalled $16.7 million, $14.6 million and $9.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       Effective January 1, 1999, the California Federal Employees' Investment Plan was amended to provide for automatic enrollment into the plan at a contribution rate of 3% unless the employee opts, in writing, to participate at a different deferral rate, or to opt out of the plan. Effective January 15, 1999, the plan was amended to allow the use of certain employer and employee contributions to purchase Golden State Common Stock at market prices. Contributions to the plan were used to purchase 343,026 shares for $6.3 million in 2000 and 341,024 shares for $6.9 million in 1999. Sales by the plan of Golden State common shares during 2000 were 217,166 shares for $4.5 million; 52,126 shares for $1.1 million were sold by the plan in 1999. Effective March 1, 1999, the plan was also amended to reduce the length of required service to six months before an employee can contribute to the plan and to amend the enrollment date to the first of the applicable month.

       In connection with the Glen Fed Merger, the Bank assumed sponsorship of the Glendale Federal's defined contribution plan. This plan was frozen at the merger date, therefore no contributions were made to the plan subsequent to the merger date. In the second quarter of 2000, Glendale Federal's plan was merged with the Bank's plan. The fair value of the assets transferred was $40 million.

       STOCK PLANS

       At December 31, 2000 and 1999, the Bank administered the following stock-based compensation plans: pre-merger stock option plans and the Golden State Bancorp Inc. Omnibus Stock Plan (the "Omnibus Stock Plan").

       In connection with the Glen Fed Merger, the Bank administered stock option plans that provided for the granting of options of Golden State Common Stock to employees and directors. All pre-merger stock option plans expired on August 18, 1998 as to the making of additional grants. Upon the consummation of the merger on September 11, 1998, substantially all options outstanding became exercisable.

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

       The following is a summary of the transactions under all stock option plans:

                                                                              Weighted
                                      Number of         Range of Option     Average Exercise
                                       Shares                Prices               Price
                                      ---------        ----------------     ----------------
Outstanding at December 31, 1998      1,993,787        $ 9.00 - $35.00          $19.30
Granted                               1,352,000        $23.50 - $23.50          $23.50
Cancelled or expired                    276,000        $23.50 - $28.50          $28.10
Exercised                               508,705        $ 9.00 - $17.75          $13.44
                                     ----------
Outstanding at December 31, 1999      2,561,082        $ 9.00 - $35.00          $21.74
Granted                               1,350,850        $12.94 - $21.31          $14.04
Cancelled or expired                    101,200        $14.00 - $28.50          $21.49
Exercised                               139,334        $ 9.00 - $28.50          $17.84
                                     ----------
Outstanding at December 31, 2000      3,671,398        $ 9.00 - $35.00          $19.06
                                      =========

       Information about stock options outstanding at December 31, 2000 was as follows:

                                               Options Outstanding                           Options Exercisable
                             -------------------------------------------------------     ----------------------------------
                                 Options         Weighted Average        Weighted          Shares             Weighted
                               Outstanding    Remaining Contractual       Average        Exercisable           Average
Exercise Price Range         At End of Year      Life (In Years)      Exercise Price     At End of Year     Exercise Price
--------------------         --------------      ---------------      --------------     --------------     ---------------
   $ 9.00 - $12.63               281,750                3.8                $11.24            281,750            $11.24
   $12.94 - $17.75             1,681,316                8.2                $14.59            373,666            $16.64
   $18.75 - $23.50             1,325,332                8.4                $23.48            465,682            $23.50
   $28.50 - $35.00               383,000                6.7                $29.18            383,000            $29.18

       No compensation cost was recognized by the Company for stock options granted during 2000 and 1999, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award. At December 31, 2000 and 1999, options to acquire an equivalent of 1,038,416 and 1,231,082 LTW(TM)s were outstanding under all plans.

       If compensation cost during 2000 and 1999 for the Omnibus Stock Plan had been determined based on the fair value of the awards at the grant dates, net income would have been $334.2 billion and $313.5 million, respectively, basic earnings per common share would have been $2.40 and $2.40, respectively, and diluted earnings per common share would have been $2.35 and $2.24, respectively. The fair values of the options were estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 2000 and 1999: risk-free interest rate of 6.61% and 5.60%, respectively; expected option life of seven years in both 2000 and 1999; expected volatility of 48.55% and 41.30%, respectively; expected dividend yield of 2.86% in 2000 and no expected dividends in 1999; and a forfeiture rate of 5% in both 2000 and 1999. Since pro forma compensation cost relates to all periods over which the awards vest, the impact on pro forma net income may not be representative of compensation cost in subsequent years when the effect of the amortization of multiple awards would be reflected.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The weighted average grant date fair value of the options granted during 2000 and 1999 were $20.34 and $12.45 per share, respectively. The exercise price of each option equals the market price of Golden State's Common Stock on the date of the grant.

       On January 24, 2000 and July 19, 1999, the Company awarded to certain of its employees shares of restricted common stock totalling 220,327 and 56,908, respectively. The market value on the date of each award was $14.00 and $22.38 per share, respectively. These shares vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense based on the stock price on the date of the award is recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During 2000 and 1999, $1.9 million and $0.5 million, respectively, in compensation expense was recognized related to such awards. At December 31, 2000 and 1999, 246,756 restricted shares and 56,908 restricted shares, respectively, were outstanding. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 39.

(33)   Incentive Plans
       ---------------

       On May 17, 1999, the Golden State Bancorp Inc. Executive Compensation Plan ("ECP") was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 32. Compensation expense totalling $8.7 million and $9.1 million relating to the ECP was recorded during the years ended December 31, 2000 and 1999, respectively.

       Pursuant to the ECP, the Golden State Bancorp Inc. Long Term Incentive Plan ("LTIP") was approved, providing incentive awards to senior executives of the Company based solely on the performance of the Company's Common Stock over a three-year period. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 32. Compensation expense totalling $4.1 million and $2.0 million relating to the LTIP was recorded during the years ended December 31, 2000 and 1999, respectively.

       The Deferred Executive Compensation Plan ("DECP") of the Bank provided for certain payments to participants in the DECP for annual incentives and in the event of a change of control of California Federal. The annual incentive feature of the DECP was terminated in 1998 upon the consummation of the merger of California Federal and Glendale Federal, and all amounts were paid out. No payment was made under the change of control provision because the Compensation Committee of California Federal determined that the merger of California Federal and Glendale Federal was not a change of control within the meaning of the DECP. California Federal subsequently entered into a replacement change of control agreement in 1999 with certain former participants in the DECP, so that amounts that would have been payable under the change of control provisions of the DECP would be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to September 11, 1998 or (2) December 31, 2002. Compensation expense totaling $2.3 million relating to the DECP was recognized in each of the years ended December 31, 2000 and 1999.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(34)   Extraordinary Items
       -------------------

       During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in extraordinary gains of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also in 2000, the Bank repurchased $2.5 million outstanding principal amount of the 6 1/2% Convertible Subordinated Debentures, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

       During the fourth quarter of 1999, the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes of $1.9 million, on the early extinguishment of such borrowings.

       On December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes assumed in the SFFed Acquisition, resulting in an extraordinary loss of $0.2 million, net of income taxes of $0.1 million, on the early extinguishment of debt.

       In connection with the Debt Tender Offers during 1998, GS Holdings purchased $914.5 million aggregate principal amount of the FN Holdings Notes for an aggregate purchase price, including accrued interest payable of $1.1 billion, resulting in an extraordinary loss of $98.7 million, net of income taxes of $68.2 million, on the early extinguishment of such debt.

       In connection with the Parent Holdings Defeasance during 1998, GS Financial redeemed $455 million aggregate principal amount of the Parent Holdings Notes for an aggregate redemption price, including accrued interest payable, of $553.7 million. The after-tax redemption premiums and expenses paid in connection with the Parent Holdings Defeasance totalled $51.6 million and are reflected as extraordinary loss, net of income taxes of $35.6 million, on the consolidated statement of income for the year ended December 31, 1998.

(35)   Commitments and Contingencies
       -----------------------------

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

       The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2000 and 1999 (in thousands):

                                                      December 31,
                                              ----------------------------
                                                 2000               1999
                                              ----------        ----------
Commitments to originate loans:
    Fixed rate                                $  914,225        $  394,923
    Variable rate                                542,610         1,078,909
Commitments to purchase loans                    867,867         1,434,893
Mandatory commitments to sell loans            1,121,604           903,526

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Loans in process for which rates were committed to the borrower totalled approximately $671.4 million at December 31, 2000. On a daily basis, the Company determines what percentage of the portfolio of loans in process for which rate commitments have been extended to a borrower to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

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

       Realized gains and losses on mandatory and optional-delivery forward commitments are recognized in the period settlement occurs. At December 31, 2000, unrealized losses resulting from the use of forward commitments to sell loans were $5.3 million. Unrealized gains and losses on mandatory and optional-delivery forward commitments are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

       The Company is party to an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FNB. The agreement requires that the Company pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 2000, the Company had pledged as collateral certain securities available for sale, mortgage-backed securities available for sale and mortgage-backed securities held to maturity with carrying values of $16.7 million, $14.5 million and $11.1 million, respectively.

       At December 31, 2000, the Bank had pledged as collateral certain securities available for sale, mortgage-backed securities available for sale and held to maturity with carrying values of $1.0 million, $130.7 million and $49.2 million, respectively, to guarantee credit enhancements on multi-family bond issues and loans securitized by FNMA and FHLMC.

       At December 31, 2000, commercial paper investments in the amount of $75.7 million were held in reserve with third-party trustees to guarantee credit enhancements on loans transferred as part of securitization transactions by the Bank.

       At December 31, 2000, the Bank had pledged as collateral certain securities available for sale, mortgage-backed securities available for sale and held to maturity with carrying values of $2.7 million, $127.0 million and $121.4 million, respectively, to guarantee state and local agency deposits, and certain deposits with the Federal Reserve Bank.

       At December 31, 2000, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with a carrying value of $34.9 million and $46.1 million to cover the margin on interest rate swap agreements.

       In addition, the Bank retains principal and interest funds on securitized loans with appropriate collateral held and monitored by the trustee. The pledge agreement requires the collateral to be 150% of the average remittances for the prior twelve months, to be adjusted quarterly. At December 31, 2000, the Bank had pledged as collateral certain mortgage-backed securities available for sale and held to maturity with carrying values of $218.0 million and $70.0 million, respectively.

       In addition, at December 31, 2000, securities available for sale, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $20.0 million, $6.5 billion and $2.1 billion, respectively, were pledged as collateral for various obligations as discussed in notes 9, 11, 12, 21 and 22. At December 31, 1999, mortgage-backed securities available for sale and mortgage-backed securities held to maturity of $9.9 billion and $1.9 billion, respectively, were pledged as collateral for various obligations.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 2000, $27.2 billion in residential loans, $3.0 billion in multifamily loans and $1.7 billion in commercial real estate loans were pledged as collateral for FHLB advances.

       At December 31, 2000 and 1999, loans receivable included approximately $7.9 billion and $6.4 billion, respectively, of loans that had the potential to experience negative amortization.

(36)   Legal Proceedings
       -----------------

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

       On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.0 million. The summary judgment liability decision by the first Court of Claims Judge has been appealed by the Government and the damage award by the second Court of Claims Judge has been appealed by the Bank. After all appellate briefs were filed, oral argument in the Federal Circuit Court of Appeals took place in conjunction with the appellate argument in the Glendale Goodwill Litigation (as defined herein) on July 7, 2000, but the Court of Appeals has not yet rendered a decision.

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

     The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank, and on February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. No further proceedings have been taken in the case since the Court of Appeals' February 16 decision, and the Bank continues to pursue vigorously its case for damages against the Government under the reliance damages theories as outlined by the Court of Appeals' decision.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       BARTOLD V. GLENDALE FEDERAL BANK ET AL

       On September 18, 1995, four plaintiffs commenced an action in Superior Court of California, County of Orange, alleging that the defendants Glendale Federal, to which the Bank is a successor by merger, and Verdugo Trustee Service Corporation ("Verdugo"), a wholly owned subsidiary of the Bank, failed timely to record their release of the mortgage interest following payoffs of residential mortgage loans and, in at least some instances, improperly required borrowers to pay fees for these releases. The plaintiffs' complaint seeks relief for the named plaintiffs, as well as purportedly for all others similarly situated in California and throughout the United States and the general public, on causes of action for violation of California Civil Code Section 2941 and California Business and Professions Code Section 17200, breach of contract, fraud and unjust enrichment. The plaintiffs seek statutory damages of $300 for each supposed, separate violation of Section 2941 by Glendale Federal and Verdugo, restitution, punitive damages, injunctive relief and attorney's fees, among other things.

       In October 1997, the trial court granted summary judgment for defendants. In June 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. The Bank believes that it has meritorious defenses to the claim and intends to continue to contest it vigorously.

       OTHER LITIGATION

       In addition to the matters described above, Golden State and its subsidiaries are involved in other legal proceedings and claims incidental to the normal conduct of business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on Golden State, GS Holdings, or the Bank.

(37)   Goodwill Litigation Assets
       --------------------------

     In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Contingent Litigation Recovery Participation Interests ("Litigation Interests") and the Secondary Contingent Litigation Recovery Participation Interests ("Secondary Litigation Interests") in any such recovery (the "Goodwill Litigation Asset"). In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the LTW(TM)s. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998. The California Federal Goodwill Litigation Asset of $100 million was distributed on September 11, 1998 to GSB Investments and Hunter's Glen in accordance with the Golden State Merger agreement. See note 27.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(38)   Off-balance-sheet Activities
       ----------------------------

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

       Listed below are unfunded financial instruments whose contract amounts represent credit risk at December 31, 2000 and 1999 (in thousands):

                                                       Contract Amount
                                                ------------------------------
Commitments to extend credit                       2000                1999
----------------------------                    ----------          ----------

Unutilized consumer lines of credit             $1,225,572          $1,034,913
Unutilized commercial lines of credit              219,219             159,744
Commercial and standby letters of credit             2,112               3,892

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       MSR Hedges
       ----------

       At December 31, 2000, the Bank held cash collateral in the amount of $20 million related to interest rate derivatives to hedge MSRs.

       INTEREST RATE SWAPS

       The Company utilizes interest rate swaps as an asset/liability management strategy to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either monthly, quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with interest rate swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.

       At December 31, 2000, interest rate swap agreements with a notional amount of $1.3 billion and a weighted average maturity of 10 years were outstanding. These agreements provided for the Company to make payments at a variable rate determined by a specified index (three month LIBOR) in exchange for receiving payments at a fixed rate. At December 31, 2000, the weighted average pay rate was 6.40% and the weighted average receive rate was 6.21%. No interest rate swap agreements were terminated prior to maturity in 2000. At December 31, 2000, there was a $5.1 million unrealized gain relating to the use of interest rate swaps.

       PRINCIPAL ONLY SWAPS

       The Company utilizes principal only ("PO") swap agreements to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to interest only ("IO") strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the amortized notional balance of the swap. The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

that the Company pays on the swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

       At December 31, 2000, PO swap agreements with a notional balance of $193.1 million were outstanding. During 2000, the calculated amount to be paid to and to be received from the PO swap counterparties was $8.4 million and $13.7 million, respectively. At December 31, 1999, PO swap agreements with a notional balance of $202.3 million were outstanding. During 1999, the calculated amount to be paid to and to be received from the PO swap counterparties was $29.6 million and $19.2 million, respectively. No PO swap agreements were terminated prior to maturity in 2000 or 1999.

       INTEREST RATE FLOORS

       The Company currently uses interest rate floors to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (E.G., 10-year Constant Maturity Swaps in 2000 and 1999, 10-year Constant Maturity Treasury in
1999) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by a counterparty, should the current long-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate). The unamortized premium, if any, paid for interest rate purchased floor agreements is included with the assets hedged. Interest rate floors are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

       At December 31, 2000 and 1999, the Company was a party to interest rate floor contracts with a weighted average maturity of 4.9 years at each year end. At December 31, 2000, the notional amount of the remaining interest rate floor contracts was $2.3 billion, the weighted average strike rate was 6.25% and the monthly floating rate was 6.15%. During 2000, the Company received cash from the interest rate floor counterparties in the amount of $0.2 million. During 2000, the Company received proceeds of $50.6 million from sales of interest rate floor contracts with unamortized premiums of $24.9 million. At December 31, 1999, the notional amount of the remaining interest rate floor contracts was $950 million, the weighted average strike rate was 5.84% and the monthly floating rate was 6.44%. During 1999, the Company received cash from the interest rate floor counterparties in the amount of $0.1 million. During 1999, the Company received proceeds of $17.0 million from sales of interest rate floor contracts with unamortized premiums of $38.2 million. The amount of the unamortized premium on the interest rate floors at December 31, 2000 and 1999 was $36.9 million and $13.7 million, respectively. At December 31, 2000, the strike rate exceeded the floating rate by 0.10%. At December 31, 1999, the floating rate exceeded the strike rate by 0.60%.

       INTEREST RATE SWAPTIONS

       The Company also uses swaptions to hedge against the prepayment risk in its mortgage servicing portfolio caused by declining interest rates. A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The unamortized premiums, if any, paid for swaptions are included with the assets hedged. Swaptions are subject to basis risk because changes in the relationship between prepayment rates and the interest rate may occur, as well as market volatility and swap spread movement. In addition, credit risk associated with swaptions is the ability of the counterparties to meet the terms of the contract.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At December 31, 2000 and 1999, the Company was a party to swaption contracts with a weighted average maturity of 2.8 years and 2.7 years, respectively, in which the Company paid the counterparties premiums in exchange for the right but not the obligation to purchase an interest rate swap agreement. Under the terms of the underlying interest rate swap agreement, the Company would pay the variable rate tied to three month LIBOR and would receive the fixed rate. At December 31, 2000, the notional amount of the underlying interest rate swap contract was $2.2 billion, the weighted average strike rate was 6.44% and the three month LIBOR rate was 6.40%. At December 31, 2000, the strike rate exceeded the floating rate by 0.04%. The unamortized premium on the swaptions at December 31, 2000 was $58.1 million. During 2000, the Company received proceeds of $50.5 million from the sales of swaption contracts with unamortized premiums of $30.4 million. At December 31, 1999, the notional amount of the underlying interest rate swap contract was $834 million, the weighted average strike rate was 6.98% and the three month LIBOR rate was 6.00%. At December 31, 1999, the strike rate exceeded the floating rate by 0.98%. The unamortized premium on the swaptions at December 31, 1999 was $26.5 million. During 1999, the Company received proceeds of $29.8 million from the sales of swaption contracts with unamortized premiums of $58.6 million.

       Balance Sheet Hedges
       --------------------

       INTEREST RATE SWAPS

       The Company utilizes interest rate swaps primarily as an asset/liability management strategy to hedge against the interest rate risk inherent in variable-rate FHLB advances and securities sold under agreements to repurchase. At December 31, 2000 and 1999, interest rate swap agreements with notional amounts of $3.2 billion and $2.6 billion, respectively, and weighted average maturities of 4.1 years and 5.2 years, respectively, were outstanding to hedge these borrowings. These agreements provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2000 and 1999, the weighted average pay rates were 6.76% and 6.60%, respectively, and the weighted average receive rates were 6.73% and 6.11%, respectively. No interest rate swap agreements were terminated prior to maturity in 2000 or 1999. At December 31, 2000 and 1999, unrealized (losses) and gains relating to the use of interest rate swaps were $(75.5) million and $51.9 million, respectively. These gains (losses) will be recognized over the life of the FHLB advances or securities sold under agreements to repurchase, as appropriate.

         Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands):

                                      December 31, 2000                      December 31, 1999
                               -------------------------------        ------------------------------
                                Notional                               Notional
                                 Amount        Credit Risk (1)          Amount       Credit Risk (1)
                               ----------      ---------------        ----------     ---------------
Interest rate swaps            $4,564,670         $  5,099            $2,550,000        $51,882
Principal only swaps              193,099            1,202               202,316             --
Interest rate floors            2,338,000           52,839               950,000         10,431
Interest rate swaptions         2,178,000          105,626               834,000         24,294
                               ----------         --------            ----------        -------
            Total              $9,273,769         $164,766            $4,536,316        $86,607
                               ==========         ========            ==========        =======

----------------
(1) Credit risk represents current replacement cost (effectively fair market value) after the effects of master netting agreements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The   maturity   of   derivative    financial    instruments   used   for
other-than-trading purposes at December 31, 2000 is as follows (in thousands):

                                                                 Notional Amounts
                              ---------------------------------------------------------------------------------------
                                2001         2002         2003         2004         2005      Thereafter      Total
                                ----         ----         ----         ----         ----      ----------      -----
Interest rate swaps           $     --     $     --    $  300,000   $1,650,000   $  519,670   $2,095,000   $4,564,670
Principal only swaps           102,663       68,905            --           --           --       21,531      193,099
Interest rate floors                --           --            --           --    2,338,000           --    2,338,000
Interest rate swaptions             --      353,000     1,825,000           --           --           --    2,178,000
                              --------     --------    ----------   ----------   ----------   ----------   ----------
            Total             $102,663     $421,905    $2,125,000   $1,650,000   $2,857,670   $2,116,531   $9,273,769
                              ========     ========    ==========   ==========   ==========   ==========   ==========

       The year-end fair values of derivative financial instruments used for other-than-trading purposes at December 31, 2000 and 1999 are listed below.

                                                    2000              1999
                                                 ---------         ----------
                                                        (in thousands)

Interest rate swaps hedging borrowings           $(75,482)          $ 51,882
Interest rate swaps hedging MSRs                    5,099                 --
Principal only swaps                                1,202            (15,792)
Interest rate floors                               52,839             10,431
Interest rate swaptions                           105,626             24,294
                                                 --------           --------
            Total                                $ 89,284           $ 70,815
                                                 ========           ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(39)   Earnings Per Common Share
       -------------------------

       Net income per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the period presented. Information used to calculate basic and diluted earnings per share ("EPS") is as follows (in thousands, except per share data):

                                                   2000                       1999                      1998
                                            ---------------------     ---------------------    ----------------------
                                             Basic       Diluted       Basic       Diluted       Basic       Diluted
                                              EPS          EPS          EPS          EPS          EPS          EPS
                                              ---          ---          ---          ---          ---          ---

Income before extraordinary items           $347,480     $347,480     $320,715     $320,715    $ 398,088    $ 398,088
Extraordinary Items                            3,014        3,014        2,472        2,472     (150,333)    (150,333)
                                            --------     --------     --------     --------    ---------    ---------
      Net Income                            $350,494     $350,494     $323,187     $323,187    $ 247,755    $ 247,755
                                            ========     ========     ========     ========    =========    =========

Weighted average common
     shares outstanding (a)                  127,153      127,153      130,299      130,299       78,046       78,046
Issuable Shares (b)                           11,875       11,875          482          482        1,511        1,511
                                            --------     --------     --------     ---------   ---------    ---------

Total weighted average basic
     common shares outstanding               139,028      139,028      130,781      130,781       79,557       79,557
Effect of dilutive securities:
     Options and warrants (c)                     --        2,220           --        5,249           --        1,595
     Issuable Shares (b)                          --        1,117           --        4,143           --           --
     Restricted stock (a)                         --          105           --            5           --           --
     Convertible preferred stock                  --           --           --           --           --          389
                                            --------     --------     --------     --------   ----------    ---------

Total weighted average diluted
     common shares outstanding (b)           139,028      142,470      130,781      140,178       79,557       81,541
                                            ========     ========     ========     ========    =========    =========

Income before extraordinary items              $2.50        $2.44        $2.45        $2.29        $5.00        $4.88
Extraordinary items                             0.02         0.02         0.02         0.02        (1.89)       (1.84)
                                               -----       -----         -----        -----        -----        -----
Earnings per common share                      $2.52        $2.46        $2.47        $2.31        $3.11        $3.04
                                               =====        =====        =====        =====        =====        =====

------------
(a) 2000 and 1999 basic weighted average common shares outstanding exclude the effect of 220,327 shares and the unvested portion of 56,908 shares, respectively, of restricted stock that were awarded to employees of the Company on January 24, 2000 and July 19, 1999, respectively. The effect of all of these shares was included in diluted average shares outstanding. See note 32.

(b) 2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of: (i) 4,735,227 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen, (ii) 1,084,471 shares issuable to Hunter's Glen, and (iii) 2,754,968 shares related to the extinguishment of Issuable Shares in August 2000; all based on the use of pre-merger tax benefits during 1999. See note 27; "-Issuable Shares" for a discussion on extinguishment of Issuable Shares.

     2000 and 1999 total basic and diluted weighted average shares outstanding include the effect of 5,540,319 shares issued on January 21, 1999 and 147,677 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

     2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 458,407 shares estimated to be issued in January 2001 to Hunter's Glen and 1,169,276 shares related to the extinguishment of Issuable Shares distributed in August 2000; all related to a Federal tax refund and related interest received in 1999 and 2000 associated with Old California Federal for periods prior to the Golden State Acquisition.

                                              (Footnotes continued on next page)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     2000 and 1999 total basic and diluted weighted average shares outstanding include the effect, as appropriate, of an additional 7,448,870 and 9,609,054 shares, respectively, estimated to be issuable to GSB Investments and Hunter's Glen based on the use of pre-merger tax benefits during 2000 and 1999. See note 27.

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

(40)   Fair Value of Financial Instruments
       -----------------------------------

       The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 (in thousands):

                                                                    2000                              1999
                                                         ----------------------------      ----------------------------
                                                          Carrying           Fair           Carrying           Fair
                                                            Value            Value            Value            Value
                                                         -----------      -----------      -----------      -----------
Financial Assets:
      Cash and cash equivalents                          $   783,146      $   783,146      $   593,025      $   593,025
      Securities available for sale                          641,205          641,205        1,075,766        1,075,766
      Securities held to maturity                            587,503          590,571          185,357          180,449
      Mortgage-backed securities
          available for sale                               9,866,823        9,866,823       13,764,565       13,764,565
      Mortgage-backed securities
          held to maturity                                 2,886,612        2,959,677        2,149,696        2,150,014
      Loans held for sale                                    845,763          851,856          729,062          727,569
      Loans receivable, net                               39,592,814       39,262,610       33,953,461       33,125,997
      Investment in FHLB                                   1,361,066        1,361,066        1,167,144        1,167,144
      Accrued interest receivable                            364,414          364,414          321,596          321,596
      Mortgage servicing rights (a)                        1,559,323        1,474,096        1,272,393        1,451,451

Financial Liabilities:
      Deposits                                            23,429,754       23,422,173       23,035,757       22,929,377
      Securities sold under agreements
          to repurchase                                    4,511,309        4,555,425        5,481,747        5,476,485
      Borrowings                                          28,800,557       28,802,601       25,668,626       25,135,037

Off-balance sheet net unrealized gains (losses):
Forward Commitments:
      Commitments to originate loans                              --            3,635               --              834
      Commitments to sell loans                                   --           (5,340)              --            3,338
Derivatives:
      Interest rate swaps hedging borrowings                      --          (75,482)              --           51,882
      Interest rate swaps hedging MSRs                            --            5,099               --               --
      Principal only swaps                                        --            1,202               --          (15,792)
      Interest rate floors                                        --           52,839               --           10,431
      Interest rate swaptions                                     --          105,626               --           24,294

                                                                                                             (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

---------------
(a) Fair value amounts presented for MSRs do not include the fair values of interest rate floor contracts, interest rate swaps, principal only swaps and interest rate swaptions. The MSR carrying value includes unamortized premiums associated with interest rate floors and interest rate swaptions. The fair value of MSRs including these related derivatives is $1.6 billion and $1.5 billion at December 31, 2000 and 1999, respectively.

       The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, considerable judgment is required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to change.

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

       For performing residential mortgage loans, fair value is estimated by forecasting principal and interest payments, both scheduled and prepayments, and discounting these amounts using factors provided by secondary market sources. The fair value of performing commercial and multi-family loans is calculated by discounting scheduled principal and interest cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan type.

       Fair value for non-performing loans is estimated by discounting the forecasted cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

       INVESTMENT IN FHLB: Since no secondary market exists for FHLB stock and the stock is bought and sold at par by FHLB, fair value of these financial instruments approximates the carrying value.

       ACCRUED INTEREST: The carrying amounts of accrued interest approximate their fair values.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       MORTGAGE SERVICING RIGHTS: The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively a valuation model that calculates the present value of future net servicing income. In using the valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The following assumptions were used in estimating the fair value of residential MSRs; the fair value of commercial real estate and commercial banking MSRs is considered to be immaterial (whole dollars presented):

                                                         December 31,
                                                    -----------------------
                                                     2000           1999
                                                    --------       --------

Weighted average default rate                         0.99%         1.11%
Weighted average prepayment rate (CPR)               12.78%        10.38%
Weighted average discount rate                       10.20%        10.60%

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

       BORROWINGS: The fair value of borrowings, other than FHLB advances, is estimated using discounted cash flow analyses based on current incremental rates for similar borrowing arrangements. The fair values of FHLB advances are estimated using a discounted cash flow analysis based on interest rates currently offered on advances with similar maturities. The fair value of FHLB advances includes the fair value of embedded options.

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

       DERIVATIVE FINANCIAL INSTRUMENTS

       Derivative financial instruments are recorded at fair value based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date (I.E., mark-to-market value). Dealer quotes are available for those derivative financial instruments hedging the Company's liabilities. The Company uses an independent consultant to model the value of the derivative financial instruments hedging MSRs.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(41)   Selected Quarterly Financial Data (Unaudited)
       ---------------------------------------------

       The following table presents selected quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share data):


                                                                          Quarter Ended
                                           ---------------------------------------------------------------------------
                                           December 31,   September 30,      June 30,        March 31,
                                              2000           2000             2000             2000        Total 2000
                                           -----------    ------------     -----------      ----------    ------------
Total interest income                      $1,060,382      $1,055,890      $1,022,871       $ 966,654     $ 4,105,797
Total interest expense                       (776,649)       (770,244)       (732,554)       (679,551)     (2,958,998)
                                           ----------      ----------      ----------       ---------     -----------
    Net interest income                       283,733         285,646         290,317         287,103       1,146,799
Provision for loan losses                          --              --              --              --              --
                                           ----------      ----------      ----------       ---------     -----------
    Net interest income after
       provision for loan losses              283,733         285,646         290,317         287,103       1,146,799
Total noninterest income                      116,950         111,966         104,567         107,282         440,765
Total noninterest expense                    (230,034)       (228,326)       (227,717)       (227,162)       (913,239)
                                           ----------      ----------      ----------       ---------     -----------
Income before income taxes,
    minority interest and
    extraordinary items                       170,649         169,286         167,167         167,223         674,325
Income tax (expense) benefit                  (74,560)        (73,976)        (73,139)         84,894        (136,781)
Minority interest: provision in
    lieu of income tax expense                     --              --              --        (161,688)       (161,688)
Minority interest: other                       (6,796)         (6,797)         (8,184)         (6,599)        (28,376)
                                           ----------      ----------      ----------       ---------     -----------
Income before extraordinary items              89,293          88,513          85,844          83,830         347,480
Extraordinary items - gains on early
    extinguishment of debt, net of tax             --              --           1,808           1,206           3,014
                                           ----------      ----------      ----------       ---------     -----------
    Net income available to
       common stockholders                 $   89,293      $   88,513      $   87,652       $  85,036     $   350,494
                                           ==========      ==========      ==========       =========     ===========
Earnings per share:
Basic
    Before extraordinary items                  $0.63           $0.63           $0.62           $0.62           $2.50
    Extraordinary items                            --             --             0.01            0.01            0.02
                                                -----           -----           -----           -----           -----
    Net income                                  $0.63           $0.63           $0.63           $0.63           $2.52
                                                =====           =====           =====           =====           =====
Diluted
    Before extraordinary items                  $0.63           $0.62           $0.60           $0.59           $2.44
    Extraordinary items                            --             --             0.01            0.01            0.02
                                                -----           -----           -----           -----           -----
    Net income                                  $0.63           $0.62           $0.61           $0.60           $2.46
                                                =====           =====           =====           =====           =====

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                         Quarter Ended
                                           ---------------------------------------------------------------------------
                                           December 31,    September 30,     June 30,       March 31,
                                              1999             1999            1999           1999         Total 1999
                                           -----------     ------------    -----------     ----------     ------------
Total interest income                      $  937,544      $  917,838      $  904,004      $  892,883     $ 3,652,269
Total interest expense                       (643,808)       (630,746)       (606,961)       (584,867)     (2,466,382)
                                           ----------      ----------      ----------      ----------     -----------
    Net interest income                       293,736         287,092         297,043         308,016       1,185,887
Provision for loan losses                          --              --          (5,000)         (5,000)        (10,000)
                                           ----------      ----------      ----------      ----------     -----------

    Net interest income after
       provision for loan losses              293,736         287,092         292,043         303,016       1,175,887
Total noninterest income                      100,785          98,708         102,433          98,068         399,994
Total noninterest expense                    (218,132)       (218,416)       (219,312)       (250,749)       (906,609)
                                           ----------      ----------      ----------      ----------     -----------
Income before income taxes,
    minority interest and
    extraordinary items                       176,389         167,384         175,164         150,335         669,272
Income tax (expense) benefit                  (80,724)         45,353         (80,820)        (70,292)       (186,483)
Minority interest: provision in
    lieu of income tax expense                     --        (122,684)             --              --        (122,684)
Minority interest: other                      (11,052)         (8,431)        (10,740)         (9,167)        (39,390)
                                           ----------      ----------      ----------      ----------     -----------
Income before extraordinary item               84,613          81,622          83,604          70,876         320,715
Extraordinary item - gain on early
    extinguishment of debt, net of tax          2,472              --              --              --           2,472
                                           ----------      ----------      ----------      ----------     -----------
    Net income available to
       Common stockholders                 $   87,085      $   81,622      $   83,604      $   70,876     $   323,187
                                           ==========      ==========      ==========      ==========     ===========
Earnings per share:
Basic
    Before extraordinary item                   $0.68           $0.63           $0.62           $0.53           $2.45
    Extraordinary item                           0.02             --              --              --             0.02
                                                -----           -----           -----           -----           -----
    Net income                                  $0.70           $0.63           $0.62           $0.53           $2.47
                                                =====           =====           =====           =====           =====
Diluted
    Before extraordinary item                  $0.61           $0.58           $0.59           $0.50           $2.29
    Extraordinary item                          0.02              --              --              --            0.02
                                                -----           -----           -----           -----           -----
    Net income                                  $0.63           $0.58           $0.59           $0.50           $2.31
                                                =====           =====           =====           =====           =====

(42)   Condensed Parent Company Financial Information
       ----------------------------------------------

       The following represents condensed balance sheets of the Company (parent company only) at December 31, 2000 and 1999 (in thousands):

                                                         2000           1999
                                                      ----------     ----------
Assets
   Cash                                               $   30,114     $    2,652
   Investments in subsidiaries                         2,340,843      1,696,933
   Other assets                                           26,466          2,959
                                                      ----------     ----------
      Total                                           $2,397,423     $1,702,544
                                                      ==========     ==========

Liabilities and Stockholders' Equity
   Other liabilities                                  $  246,689     $  140,761
                                                      ----------     ----------
      Total liabilities                                  246,689        140,761
   Total stockholders' equity                          2,150,734      1,561,783
                                                      ----------     ----------
      Total liabilities and stockholders' equity      $2,397,423     $1,702,544
                                                      ==========     ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The following represents parent company only condensed statements of income for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                     2000           1999           1998
                                                                   --------       --------       --------
Interest income                                                    $     --       $     47       $     --
Dividends received from subsidiary                                   96,000        230,500         38,200
                                                                   --------       --------       --------
   Total income                                                      96,000        230,547         38,200
Interest expense                                                      1,202             --         39,354
Noninterest expense                                                   4,434          4,082            377
                                                                   --------       --------       --------
   Total expense                                                      5,636          4,082         39,731
Income before equity in undistributed
   net income of subsidiaries                                        90,364        226,465         (1,531)
Equity in undistributed net income of subsidiaries                  420,905        102,562        243,523
                                                                   --------       --------       --------
Income before income taxes and minority interest                    511,269        329,027        241,992
Income tax benefit                                                   (2,302)       (42,293)        (6,341)
                                                                   --------        -------       --------
Income before minority interest                                     513,571        371,320        248,333
Minority interest - FN Holdings Preferred Stock dividends                --             --            578
Minority interest - Provision in lieu of income taxes               161,688         43,679             --
Minority interest - due to GSB Investments and Hunter's Glen          1,389          4,454             --
                                                                   --------       --------       --------
   Net income                                                      $350,494       $323,187       $247,755
                                                                   ========       ========       ========

       The following represents parent company only statements of cash flows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                             2000         1999           1998
                                                                          ---------     ---------     ----------
Cash flows from operating activities:
       Net income                                                         $ 350,494     $ 323,187     $  247,755
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Increase in other assets                                          (16,063)      (24,656)          (693)
          Decrease (increase) in other liabilities                           38,618        34,721         (2,890)
          Increase in accrued interest payable                                   --            --         33,167
          Minority interest - FN Holdings Preferred Stock dividends              --            --            578
          Minority interest - Provision in lieu of income taxes             161,688        43,679             --
          Minority interest - Due to GSB Investments and
             Hunter's Glen                                                    1,389         4,454             --
          Equity in undistributed net income of subsidiaries               (420,905)     (102,562)      (243,523)
                                                                          ---------     ---------    -----------
          Net cash provided by operating activities                         115,221       278,823         34,394
                                                                          ---------     ---------    -----------

Cash flows from investing activities:
       Capital contribution to subsidiaries                                 (40,500)      (52,500)            --
       Purchase of securities                                                (4,098)           --             --
       Merger with Golden State Financial Corporation                            --           959             --
                                                                          ---------     ---------    -----------
          Net cash used in investing activities                             (44,598)     (51,541)             --
                                                                          ---------     ---------    -----------

Cash flows from financing activities:
       Purchase of treasury stock                                           (63,724)     (250,245)            --
       Exercise of stock options and warrants                               131,873         7,880            644
       Redemption of Series A Preferred Stock                                    --            --            (68)
       Sale of treasury stock                                                   134           979            218
       Capital contribution                                                      --            --      1,464,361
       Capital distribution                                                      --            --     (1,482,793)
       Extinguishment of Issuable Shares                                    (85,000)           --             --
       Dividends                                                            (26,444)           --             --
                                                                          ---------     ---------    -----------
           Net cash used in financing activities                            (43,161)     (241,386)       (17,638)
                                                                          ---------     ---------    -----------

       Net change in cash and cash equivalents                               27,462       (14,104)        16,756
       Cash and cash equivalents at beginning of year                         2,652        16,756             --
                                                                          ---------     ---------    -----------
       Cash and cash equivalents at end of year                           $  30,114     $   2,652    $    16,756
                                                                          =========     =========    ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Supplemental Disclosure of Cash Flow Information:

                                                                           Year Ended December 31,
                                                                  -----------------------------------------

                                                                    2000             1999            1998
                                                                  ---------        --------        --------
                                                                                (in thousands)
Cash paid (received) for:
  Interest                                                        $      --        $     --        $ 28,438
  Income taxes, net                                                 (28,845)        (54,710)        (48,895)

Non-cash financing activities:
   Preferred stock dividends reinvested                                  --              --             107
   Dividend of tax benefits to former parent
        due to deconsolidation                                           --              --         230,161
   Adjustment to initial dividend of tax benefits to
        former parent due to deconsolidation                             --         (15,519)             --
   Distribution of Issuable Shares                                 (100,000)         (5,540)             --
   Issuable Shares (usage of pre-merger NOLs)                       166,484         197,562              --
   Issuable Shares adjustment for tax refund and related
        interest                                                      1,389              --              --
   Adjustment to pre-merger tax benefits retained by
        previous owners FN Holdings                                 (39,305)             --              --
   Reclassification of LTW(TM)s owned by the Bank                          --          (1,987)             --
   Adjustment  to  contribution   receivable  from GSB
        Investments  and Hunter's Glen in respect of their
        proportionate  ownership of the California Federal
        Goodwill Litigation Asset                                     3,451         (24,081)             --
   Impact of restricted common stock                                  3,175             477              --
   Extinguishment of Issuable Shares:
        Reduction of Issuable Shares                                (53,312)             --              --
        Increase to other liabilities                                38,911              --              --
        Increase to additional paid-in-capital                       14,401              --              --