Form 10-Q
period 2001-03-31
GOLDEN STATE BANCORP INC
filed 2001-05-11
CIK 1019508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                              --------------------------------------------------

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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on April 30, 2001: 134,998,197 shares.

                            GOLDEN STATE BANCORP INC.
                     FIRST QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000...............................3

           Unaudited Consolidated Statements of Income
           Three Months Ended March 31, 2001 and 2000.........................4

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2001 and 2000.........................5

           Unaudited Consolidated Statement of Stockholders' Equity
           Three Months Ended March 31, 2001..................................6

           Unaudited Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000.........................7

           Notes to Unaudited Consolidated Financial Statements...............9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................20

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........40


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................41

  Item 2.  Changes in Securities.............................................43

  Item 3.  Defaults Upon Senior Securities...................................43

  Item 4.  Submission of Matters to a Vote of Security Holders...............43

  Item 5.  Other Information.................................................43

  Item 6.  Exhibits and Reports on Form 8-K..................................43

  Glossary of Defined Terms..................................................44

  Signatures.................................................................46

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                 (dollars in thousands, except per share data)

                                                                                 March 31,        December 31,
                          Assets                                                   2001              2000
                          ------                                                -----------       -----------
Cash and due from banks                                                         $   832,549       $   697,513
Interest-bearing deposits in other banks                                                 98               123
Short-term investment securities                                                     83,006            85,510
                                                                                -----------       -----------
       Cash and cash equivalents                                                    915,653           783,146

Securities available for sale, at fair value                                        486,550           641,205
Securities held to maturity                                                         480,050           587,503
Mortgage-backed securities available for sale, at fair value                     10,691,405         9,866,823
Mortgage-backed securities held to maturity                                       1,713,837         2,886,612
Loans held for sale, net                                                          1,682,213           845,763
Loans receivable, net                                                            40,893,892        39,592,814
Investment in FHLB System                                                         1,383,740         1,361,066
Premises and equipment, net                                                         327,553           327,329
Foreclosed real estate, net                                                          18,451            19,080
Accrued interest receivable                                                         355,797           364,414
Intangible assets (net of accumulated amortization of $261,090
     at March 31, 2001 and $246,150 at December 31, 2000)                           676,348           691,288
Mortgage servicing rights, net of valuation allowance                             1,328,346         1,559,323
Derivative assets                                                                   204,663                --
Other assets                                                                        609,690           990,512
                                                                                -----------       -----------
         Total assets                                                           $61,768,188       $60,516,878
                                                                                ===========       ===========


         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------

Deposits                                                                        $24,455,536       $23,429,754
Securities sold under agreements to repurchase                                    4,060,445         4,511,309
Borrowings                                                                       29,119,920        28,800,557
Derivative liabilities                                                              151,733                --
Other liabilities                                                                 1,208,103         1,124,524
                                                                                -----------       -----------
         Total liabilities                                                       58,995,737        57,866,144
                                                                                -----------       -----------

Commitments and contingencies                                                            --                --

Minority interest                                                                   500,000           500,000

Stockholders' equity:
     Common stock ($1.00 par value, 250,000,000 shares
         authorized, 151,363,721 and 150,703,716 shares issued at
         March 31, 2001 and December 31, 2000, respectively)                        151,364           150,704
     Issuable shares                                                                187,100           172,308
     Additional paid-in capital                                                   1,542,089         1,534,736
     Accumulated other comprehensive loss                                           (71,155)          (89,874)
     Retained earnings (substantially restricted)                                   779,205           698,597
     Treasury stock (16,398,032 and 16,383,058 shares at
          March 31, 2001 and December 31, 2000, respectively)                      (316,152)         (315,737)
                                                                                -----------       -----------
          Total stockholders' equity                                              2,272,451         2,150,734
                                                                                -----------       -----------
          Total liabilities, minority interest and stockholders' equity         $61,768,188       $60,516,878
                                                                                ===========       ===========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                       2001              2000
                                                                                    ----------         ---------
Interest income:
     Loans receivable                                                               $  777,790         $646,193
     Mortgage-backed securities available for sale                                     180,983          229,062
     Mortgage-backed securities held to maturity                                        37,411           39,379
     Loans held for sale                                                                20,127           13,318
     Securities available for sale                                                      10,780           19,093
     Securities held to maturity                                                         8,501            2,061
     Interest-bearing deposits in other banks                                              419              401
     Dividends on FHLB stock                                                            23,046           17,147
                                                                                    ----------         --------
         Total interest income                                                       1,059,057          966,654
                                                                                    ----------         --------
Interest expense:
     Deposits                                                                          240,837          218,792
     Securities sold under agreements to repurchase                                     67,945           82,906
     Borrowings                                                                        439,925          377,853
                                                                                    ----------         --------
         Total interest expense                                                        748,707          679,551
                                                                                    ----------         --------
         Net interest income                                                           310,350          287,103
Provision for loan losses                                                                   --               --
                                                                                    ----------         --------
         Net interest income after provision for loan losses                           310,350          287,103
                                                                                    ----------         --------
Noninterest income:
     Loan servicing fees, net                                                          (26,652)          42,792
     Customer banking fees and service charges                                          51,261           48,659
     Gain on sale, settlement and transfer of loans, net                                 4,924            6,662
     Gain on sale of assets, net                                                           439              419
     Gain on non-monetary exchange of Star Systems common stock                         20,671               --
     Other income                                                                        8,204            8,750
                                                                                    ----------         --------
         Total noninterest income                                                       58,847          107,282
                                                                                    ----------         --------
Noninterest expense:
     Compensation and employee benefits                                                118,291          108,407
     Occupancy and equipment                                                            40,171           39,254
     Professional fees                                                                   4,975            8,821
     Loan expense                                                                        4,202            3,960
     Foreclosed real estate operations, net                                               (398)          (2,233)
     Amortization of intangible assets                                                  14,940           16,443
     Other expense                                                                      53,175           52,510
                                                                                    ----------         --------
         Total noninterest expense                                                     235,356          227,162
                                                                                    ----------         --------

Income before income taxes,  minority interest and extraordinary items                 133,841          167,223
Income tax expense (benefit)                                                            34,308          (84,894)
Minority interest: provision in lieu of income tax expense                                  --          161,688
Minority interest: other                                                                 6,747            6,599
                                                                                    ----------         --------
         Income before extraordinary items                                              92,786           83,830
Extraordinary items - gains on early extinguishment of debt,
     net of applicable taxes of $879 in 2000                                                --           1,206
                                                                                    ----------         --------
         Net income                                                                 $   92,786         $ 85,036
                                                                                    ==========         ========
Earnings per share:
   Basic
     Income before extraordinary items                                                   $0.65            $0.62
     Extraordinary items                                                                    --             0.01
                                                                                         -----            -----
     Net income                                                                          $0.65            $0.63
                                                                                         =====            =====
   Diluted
     Income before extraordinary items                                                   $0.65            $0.59
     Extraordinary items                                                                    --             0.01
                                                                                         -----            -----
     Net income                                                                          $0.65            $0.60
                                                                                         =====            =====

 Dividends declared per common share                                                     $0.10            $  --
                                                                                         =====            =====
 See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                 2001               2000
                                                                               --------           --------
Net income                                                                     $ 92,786           $ 85,036

Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities available for sale:
       Unrealized holding gain (loss) arising during the period                  99,168            (20,737)
       Less: reclassification adjustment for (gain) loss included
            in net income                                                           (82)                --
                                                                               --------           --------
                                                                                 99,086            (20,737)
    Amortization of market adjustment for securities
       transferred from available for sale to held to maturity                    1,477                 --

    Transition adjustment upon adoption of SFAS No. 133                         (44,647)                --

    Change in fair value of derivatives used for cash flow hedges,
       net of applicable taxes of $25,689                                       (37,197)                --
                                                                               --------           --------

Other comprehensive income (loss)                                                18,719            (20,737)
                                                                               --------           --------

 Comprehensive income                                                          $111,505           $ 64,299
                                                                               ========           ========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                            Accumulated
                                                                                                               Other
                                                    Common Stock                   Additional           Comprehensive Loss
                                               ----------------------   Issuable    Paid-in      ----------------------------------
                                                  Shares      Amount     Shares     Capital      Securities   Derivatives   Total
                                               -----------   --------   --------   ----------    ----------   -----------  --------
Balance at December 31, 2000                   150,703,716   $150,704   $172,308   $1,534,736    $(89,874)    $     --     $(89,874)

Net income                                              --         --         --           --          --           --           --
Change in net unrealized holding gain (loss)
    on securities available for sale                    --         --         --           --      68,712           --       68,712
Amortization of unrealized holding
    loss on securities held to maturity                 --         --         --           --       1,477           --        1,477
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                   --         --         --           --      30,374           --       30,374
Transition adjustment upon adoption
    of SFAS No. 133                                     --         --         --           --          --      (44,647)     (44,647)
Change in net unrealized holding loss
    on derivatives                                      --         --         --           --          --      (37,197)     (37,197)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                           --         --         --           --          --           --           --
Issuable shares (pro-rata 2001 usage
    of pre-merger NOLs)                                 --         --     24,320           --          --           --           --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                       --         --         --       (5,880)         --           --           --
Distribution of issuable shares                    497,381        497     (9,528)       9,031          --           --           --
Adjustment to capitalized costs -
    extinguishment of issuable shares                   --         --         --          998          --           --           --
Impact of restricted common stock                   99,108         99         --        2,018          --           --           --
Exercise of stock options                           63,516         64         --        1,186          --           --           --
Purchase of treasury stock                              --         --         --           --          --           --           --
Dividends on common stock                               --         --         --           --          --           --           --
                                               -----------   --------   --------   ----------     -------     --------     --------

Balance at March 31, 2001                      151,363,721   $151,364   $187,100   $1,542,089     $10,689     $(81,844)    $(71,155)
                                               ===========   ========   ========   ==========     =======     ========     ========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                  Retained               Common Stock
                                                  Earnings               in Treasury                Total
                                               (Substantially      -------------------------     Stockholders'
                                                 Restricted)         Shares         Amount          Equity
                                               --------------      -----------    ----------     -------------
Balance at December 31, 2000                      $698,597         (16,383,058)   $(315,737)      $2,150,734

Net income                                          92,786                  --           --           92,786
Change in net unrealized holding gain (loss)
    on securities available for sale                    --                  --           --           68,712
Amortization of unrealized holding
    loss on securities held to maturity                 --                  --           --            1,477
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                   --                  --           --           30,374
Transition adjustment upon adoption
    of SFAS No. 133                                     --                  --           --          (44,647)
Change in net unrealized holding loss
    on derivatives                                      --                  --           --          (37,197)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                        1,315                  --           --            1,315
Issuable shares (pro-rata 2001 usage
    of pre-merger NOLs)                                 --                  --           --           24,320
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                       --                  --           --           (5,880)
Distribution of issuable shares                         --                  --           --               --
Adjustment to capitalized costs -
    extinguishment of issuable shares                   --                  --           --              998
Impact of restricted common stock                       --                  --           --            2,117
Exercise of stock options                               --                  --           --            1,250
Purchase of treasury stock                              --             (14,974)        (415)            (415)
Dividends on common stock                          (13,493)                 --                       (13,493)
                                                  --------         -----------    ---------       ----------

Balance at March 31, 2001                         $779,205         (16,398,032)   $(316,152)      $2,272,451
                                                  ========         ===========    =========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                         Three Months Ended March 31,
                                                                        ------------------------------
                                                                           2001                2000
                                                                        -----------        -----------
Cash flows from operating activities:
Net income                                                              $    92,786        $    85,036
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Amortization of intangible assets                                         14,940             16,443
   Amortization (accretion) of purchase accounting premiums and
        discounts, net                                                        1,546               (667)
   Accretion of discount on borrowings                                          285                265
   Amortization of mortgage servicing rights                                 58,415             46,667
   Gain on sale of assets, net                                                 (439)              (419)
     Gain on sale of foreclosed real estate, net                               (855)            (4,057)
   Loss on sale, settlement and transfer of loans, net                       32,766             18,926
   Capitalization of originated mortgage servicing rights                   (37,690)           (25,588)
   Extraordinary items - gains on early extinguishment of debt, net              --             (1,206)
   Depreciation and amortization of premises and equipment                   13,673             12,771
   Amortization of deferred debt issuance costs                               1,836              1,837
   FHLB stock dividends                                                     (23,046)           (17,147)
   Purchases and originations of loans held for sale                     (2,289,629)        (1,037,884)
   Net proceeds from the sale of loans held for sale                      1,420,877          1,047,089
   Change in fair value of MSRs/MSR derivatives                              (2,405)                --
   MSR valuation provision                                                   77,000                 --
   Decrease (increase) in other assets                                      294,694           (210,270)
   Decrease (increase) in accrued interest receivable                         8,617             (9,183)
   Increase in other liabilities                                            170,353            137,241
   Amortization of deferred compensation expense-
        restricted common stock                                                 479                560
   Gain on non-monetary exchange of Star Systems common stock               (20,671)                --
   Reduction in accrued liability for state income taxes                    (25,805)                --
   Minority interest: provision in lieu of income taxes                          --            161,688
   Minority interest: other                                                   6,747              6,599
                                                                        -----------        -----------
        Net cash (used) provided by operating activities                $  (205,526)       $   228,701
                                                                        -----------        -----------

                                                                                            (Continued)
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)
                                 (in thousands)

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------       -----------
Cash flows from investing activities:
   Downey Acquisition                                                        $         --       $  (379,314)
   Purchases of securities available for sale                                        (155)           (5,779)
   Proceeds from maturities of securities available for sale                      269,891             8,500
   Purchases of securities held to maturity                                        (1,386)             (652)
   Principal payments and proceeds from maturities
      of securities held to maturity                                               26,353            21,323
   Purchases of mortgage-backed securities available for sale                     (41,198)          (38,850)
   Principal payments on mortgage-backed securities available for sale            441,524           455,672
   Principal payments on mortgage-backed securities held to maturity              104,849            98,975
   Proceeds from sales of loans                                                     5,487             2,746
   Net decrease (increase) in loans receivable                                    177,330        (1,370,035)
   Purchases of loans receivable                                               (1,486,453)         (457,486)
   Purchases of FHLB stock, net                                                        --           (74,820)
   Purchases of premises and equipment                                            (14,328)           (6,845)
   Proceeds from disposal of premises and equipment                                 2,546               532
   Proceeds from sales of foreclosed real estate                                    7,211            29,146
   Purchases of mortgage servicing rights                                         (62,709)          (96,664)
   Hedge receipts                                                                 (10,005)           (3,465)
   Purchases of derivatives                                                      (121,967)          (11,140)
   Sales of derivatives                                                           133,712            11,875
                                                                             ------------       -----------
       Net cash used in investing activities                                     (569,298)       (1,816,281)
                                                                             ------------       -----------

Cash flows from financing activities:
   Net increase in deposits                                                     1,025,989             6,428
   Proceeds from additional borrowings                                         24,400,121         8,656,278
   Principal payments on borrowings                                           (24,048,510)       (6,892,128)
   Net decrease in securities sold under agreements to repurchase                (450,864)         (128,145)
   Dividends paid to minority stockholders of subsidiary, net of taxes             (6,747)           (6,599)
   Exercise of stock options                                                        1,250                --
   Purchase of treasury stock                                                        (415)               --
   Dividends on common stock                                                      (13,493)               --
                                                                             ------------       -----------
       Net cash provided by financing activities                                  907,331         1,635,834
                                                                             ------------       -----------

Net change in cash and cash equivalents                                           132,507            48,254
Cash and cash equivalents at beginning of period                                  783,146           593,025
                                                                             ------------       -----------
Cash and cash equivalents at end of period                                   $    915,653       $   641,279
                                                                             ============       ===========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three-month period in the prior year have been reclassified to conform to the current period's presentation.

       The accompanying unaudited consolidated financial statements include the accounts of the Company, which owns all of the common stock of GS Holdings, which owns all of the common and preferred stock of the Bank. Unless the context otherwise indicates, "Golden State" or "Company" refers to Golden State Bancorp Inc. as the surviving entity after the consummation of the Golden State Acquisition. On September 11, 1998, Glendale Federal merged with and into the Bank pursuant to the Glen Fed Merger. Unless the context otherwise indicates, "California Federal" or "Bank" refers to California Federal Bank as the surviving entity after the consummation of the Glen Fed Merger. The Company's principal business operations are conducted by the Bank and its subsidiaries.

       Minority interest represents amounts attributable to (a) the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (b) that portion of stockholders' equity of Auto One, a subsidiary of the Bank, attributable to 20% of its common stock.

       All  significant   intercompany   balances  and  transactions  have  been
eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of Golden State included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A glossary of defined terms begins on page 44 of this document. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

(2)    ACQUISITIONS AND DIVESTITURES
       -----------------------------

       On February 29, 2000, Auto One acquired Downey Auto Finance Corporation, a subsidiary of Downey Savings and Loan Association, F.A., with prime auto loans of approximately $370 million. Intangible assets of $7.7 million were recorded in connection with this acquisition.

(3)    RECLASSIFICATION OF SECURITIES
       ------------------------------

       On January 1, 2001, the Bank reclassified $1.1 billion and $85.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133. The net unrealized loss related to these securities of $30.4 million, which was recorded in OCI upon their initial transfer to the held-to-maturity portfolio in April 2000, was reclassified from accumulated other comprehensive loss, and the securities were subsequently marked to market, in accordance with SFAS No. 115.

(4)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

       Cash paid (including interest credited) for interest on deposits and other interest-bearing liabilities during the three months ended March 31, 2001 and 2000 was $814.5 million and $754.6 million, respectively. Net cash paid (received) for income taxes during the three months ended March 31, 2001 and 2000 was $10.8 million and $(0.1) million, respectively.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       During the three months ended March 31, 2001, noncash activity consisted of the reclassification of $1.1 billion and $85.0 million of mortgage-backed securities and U. S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133, a reclassification of $164.8 million from mortgage servicing rights to derivative assets ($173.6 million) and derivative liabilities ($8.8 million) relating to the adoption of SFAS No. 133, transfers of $4.9 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $5.8 million from loans receivable to foreclosed real estate and $0.2 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the three months ended March 31, 2001 also included the following: (a) increases of $2.0 million and $99 thousand in additional paid-in capital and common stock, respectively, for restricted common stock under an employee incentive plan; (b) the distribution of $9.5 million in Issuable Shares; (c) $1.0 million of reversals to capitalized costs -
extinguishment of Issuable Shares; (d) an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation Asset of $1.3 million; and (e) adjustments of $24.3 million and $5.9 million to Issuable Shares and additional paid-in capital, respectively, related to pre-merger tax benefits retained by the previous owners of FN Holdings.

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

(5)    SEGMENT REPORTING
       -----------------

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

                                          Three Months Ended March 31,
                                    -----------------------------------------
                                    Community        Mortgage
                                     Banking         Banking          Total
                                    ---------        --------        --------
                                                  (in thousands)

Net interest income: (1)
2001                                $361,492         $(21,557)        $339,935
2000                                 331,419          (21,968)         309,451

Noninterest income: (2)
2001                                $ 82,875         $(15,540)        $ 67,335
2000                                  59,460           59,978          119,438

Noninterest expense: (3)
2001                                $198,612          $37,904         $236,516
2000                                 189,595           38,727          228,322

                                                                    (Continued)

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_____________
(1) Includes $29.6 million and $22.3 million for the three months ended March 31, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $58.2 million and $53.3 million for the three months ended March 31, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

(2) Includes $8.5 million and $12.2 million for the three months ended March 31, 2001 and 2000, respectively, in intercompany servicing fees.

(3) Includes $1.2 million for each of the three months ended March 31, 2001 and 2000, in intercompany noninterest expense.

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the three months ended March 31, 2001 and 2000 (in thousands):

                                                         2001           2000
                                                         ----           ----

Net interest income:
Total net interest income for reportable segments      $339,935       $309,451
Elimination of intersegment net interest income         (29,585)       (22,348)
                                                       --------       --------
     Total                                             $310,350       $287,103
                                                       ========       ========

Noninterest income:
Total noninterest income for reportable segments       $ 67,335       $119,438
Elimination of intersegment servicing fees               (8,488)       (12,156)
                                                       --------       --------
     Total                                             $ 58,847       $107,282
                                                       ========       ========

Noninterest expense:
Total noninterest expense for reportable segments      $236,516       $228,322
Elimination of intersegment expense                      (1,160)        (1,160)
                                                       --------       --------
     Total                                             $235,356       $227,162
                                                       ========       ========

(6)    ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under a contractual obligation to terminate services provided by outside service providers (principally relating to DP systems expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 2000 (in thousands):

                                                                Severance and
                                                 Branch          Termination      Contract
                                             Consolidations       Benefits      Terminations     Total
                                             --------------     -------------   ------------    -------
Balance at December 31, 2000                    $16,044            $12,529          $--         $28,573
    Additional liabilities recorded                  --                 --           --              --
    Charges to liability account                 (1,524)                --           --          (1,524)
                                                -------            -------          ---         -------
Balance at March 31, 2001                       $14,520            $12,529          $--         $27,049
                                                =======            =======          ===         =======

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7)    INCOME TAXES
       ------------

       During the three months ended March 31, 2001, Golden State recorded net income tax expense of $34.3 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       During the three months ended March 31, 2000, Golden State recorded a net income tax benefit of $84.9 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the three-month period ended March 31, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the owners of the former FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders and no impact on the expected level of Issuable Shares.

(8)    STOCKHOLDERS' EQUITY
       --------------------

       COMMON STOCK

       At March 31, 2001 and December 31, 2000, there were 134,965,689 and 134,320,658 shares, respectively, of Golden State Common Stock issued and outstanding, (net of treasury stock). Common stock outstanding included 236,730 and 246,756 restricted shares at March 31, 2001 and December 31, 2000, respectively.

       Pursuant to the Golden State Merger agreement, 497,381 shares of Golden State common stock, valued at $9.5 million, were issued to Hunter's Glen on January 23, 2001. See "--Issuable Shares."

       During the three months ended March 31, 2001, stock options totalling 63,516 were exercised. See note 9.

       ISSUABLE SHARES

       During the three months ended March 31, 2001, the Company recorded $24.3 million of Issuable Shares related to the Company's pro-rata usage in 2001 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger agreement, these amounts are payable to GSB Investments and Hunter's Glen as Issuable Shares. In addition, the Company issued 497,381 shares to Hunter's Glen related to a prior year tax refund and related interest and for the usage of pre-merger tax benefits in the 1999 tax return.

       Issuable Shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 11.

       ADDITIONAL PAID-IN CAPITAL

       During the three  months  ended  March 31,  2001,  the  Company  recorded reductions to additional paid-in capital of $5.9 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. The tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. In addition, during the first quarter of 2001, additional paid-in capital increased by $1.0 million, representing the reversal of capitalized transaction expenses related to Issuable Shares extinguished in the third quarter of 2000.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       During the first quarter of 2001, additional paid-in capital increased by $9.0 million representing a distribution of Issuable Shares.

       RETAINED EARNINGS

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 2000, the equalization adjustment was written down to its fair value of $20.6 million. Since the market value of the LTWTMs, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.3125 per share at March 31, 2001 from $1.1875 per share at December 31, 2000, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $21.9 million, resulting in an increase in retained earnings and the contribution receivable of $1.3 million during the three months ended March 31, 2001.

       TREASURY STOCK

       At March 31, 2001, the Company had 16,398,032 shares of its common stock in treasury at an aggregate cost of $19.28 per share.

       During the three months ended March 31, 2001, the Company repurchased 14,974 shares of common stock, at an aggregate purchase price of $415 thousand, or an average of $27.72 per share.

       DIVIDENDS

       On March 1, 2001, Golden State paid a dividend of $0.10 per common share, totalling $13.5 million, to stockholders of record as of February 2, 2001. There were no dividends on common stock during the three months ended March 31, 2000.

(9)    EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

       In the first quarter of 2001, the Company granted to its employees non-qualified stock options equivalent to 851,000 shares of common stock at a weighted average price of $25.67 per share under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three months ended March 31, 2001, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three months ended March 31, 2001, 63,516 options were exercised and 17,245 options were cancelled or expired under all plans. During the three months ended March 31, 2000, no options were exercised and 19,250 options were cancelled or expired under all plans.

       At March 31, 2001 and 2000, options to acquire an equivalent of 4,441,638 and 3,875,682 shares and 1,011,416 and 1,216,082 LTWTMs, respectively, remained outstanding under all plans.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       On January 22, 2001, the Company awarded to certain of its employees 99,108 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the award was $26.38 per share. At March 31, 2001, a total of 236,730 restricted shares were outstanding. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense based on the stock price on the date of these awards was recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2001, $0.5 million in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 11.

(10)   EXTRAORDINARY ITEMS
       -------------------

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

(11)   EARNINGS PER SHARE INFORMATION
       ------------------------------

       Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                     Three Months Ended March 31,
                                          -----------------------------------------------------
                                                   2001                           2000
                                          -----------------------        ----------------------
                                            Basic        Diluted          Basic        Diluted
                                             EPS           EPS             EPS           EPS
                                             ---           ---             ---           ---
Income before extraordinary items          $ 92,786      $ 92,786        $ 83,830      $ 83,830
Extraordinary items                              --            --           1,206         1,206
                                           --------      --------        --------      --------
    Net income                             $ 92,786      $ 92,786        $ 85,036      $ 85,036
                                           ========      ========        ========      ========

Weighted average common
    shares outstanding (a)                  134,555       134,555         122,186       122,186
Issuable Shares (b)                           7,375         7,375          11,990        11,990
                                           --------      --------        --------      --------
Total weighted average basic
    common shares outstanding               141,930       141,930         134,176       134,176
Effects of dilutive securities:
    Options and warrants (c)                     --           695              --         2,305
    Issuable Shares (b)                          --            --              --         4,466
    Restricted stock (a)                         --           101              --            60
                                           --------      --------        --------      --------
Total weighted average diluted
    common shares outstanding (b)           141,930       142,726         134,176       141,007
                                           ========      ========        ========      ========

Income before extraordinary items          $   0.65      $   0.65        $   0.62      $   0.59
Extraordinary items                              --                          0.01          0.01
                                           --------      --------        --------      --------
                                                               --
Earnings per common share                  $   0.65      $   0.65        $   0.63      $   0.60
                                           ========      ========        ========      ========

                                                                                     (Continued)

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_____________
(a) 2001 and 2000 basic weighted average common shares outstanding exclude the effect of unvested restricted common stock awarded to employees of the Company.

(b) 2001 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: 445,355 shares based on the use of pre-merger tax benefits during 2001, 6,816,933 shares based on the use of pre-merger tax benefits during 2000 and 1999 and 112,058 shares related to a Federal tax refund and related interest associated with Old California Federal for periods prior to the Golden State Acquisition.

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of the following shares issuable to GSB Investments and Hunter's Glen: 11,842,680 shares based on the use of pre-merger tax benefits during 1999 and 147,677 shares for net tax benefits realized by the Bank during 1998.

       2000 total weighted average diluted common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: 3,026,409 shares related to a Federal tax refund and related interest associated with Old California Federal for periods prior to the Golden State Acquisition and 1,439,289 shares based on the use of pre-merger tax benefits during 2000.

(c) Golden State's diluted shares outstanding are not affected by the LTW(TM)s until they become exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

(12)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       ---------------------------------------------

       INTEREST RATE RISK MANAGEMENT - RISK MANAGEMENT POLICIES - CASH FLOW HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

       The primary focus of the Company's asset/liability management program is to measure and monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities and on mortgage prepayment speeds (which affect the mortgage servicing rights asset) during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

       INTEREST RATE RISK MANAGEMENT - CASH FLOW HEDGING INSTRUMENTS - BALANCE SHEET HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company uses variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. It has received short-term variable-rate FHLB advances and sold Repos. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

       Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 5 to 20 percent of its variable-rate short-term interest payments.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       STRATEGIES
       ----------

       To meet this objective, management enters into derivative instrument agreements to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps.

       The interest rate swaps change the variable-rate cash flow exposure on the short-term FHLB advances and Repos to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed rate FHLB advances and Repos.

       RESULTS
       -------

       Risk management results for the quarter ended March 31, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

       Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings.

       The net amount of OCI reclassified into earnings during the first quarter was $5.5 million.

       As of the date of the initial application of SFAS No. 133, January 1, 2001, approximately $18.1 million of losses reported in OCI and associated with the transition adjustment related to the interest rate swaps, were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2001.

       As of March 31, 2001, approximately $36.7 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending March 31, 2002.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company either purchases or originates mortgage servicing rights as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to prepayment risk. Mortgage servicing rights are generally recorded in the financial statements at the lesser of their amortized cost or their fair value.

       Management believes that it is prudent to limit the variability in the fair value of a portion of its MSR asset. It is the Company's objective to hedge the servicing rights asset associated with fixed rate, non-prepayment penalty loans for which it has recorded mortgage servicing rights, at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company.

       STRATEGIES
       ----------

       To meet this objective, the Company utilizes interest rate swaps, principal only swaps, interest rate floors, and swaptions as an asset/liability management strategy to hedge against prepayment risk in its mortgage servicing portfolio caused by declining interest rates. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       Interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged.

       PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to IO strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the amortized notional balance of the swap. The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity.

       Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps), and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by counterparty, should the current long-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate).

       A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The nature and strategies associated with swaptions are similar to the other derivative instruments described above.

       RESULTS
       -------

       Risk management results related to the hedging of mortgage servicing rights for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands):

Gain on designated derivative contracts                             $ 33,597
Decrease in value of designated mortgage servicing rights           $(31,192)

Net hedge ineffectiveness                                           $  2,405

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are recorded at the lower of aggregate amortized cost or market value. These loans expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

       Management believes it is prudent to limit the variability of a major portion of its loans held for sale. It is the Company's objective to hedge primarily all of its warehoused loans held for sale to third parties.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       STRATEGIES
       ----------

       To meet this objective, management employs forward loan sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.

       The forward loan sale hedges lock in an interest rate and price for the sale of either the specific loans classified as held for sale or for a generic group of loans similar to the specific loans classified as held for sale.

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

Loss on designated forward loan sale commitments                 $(1,680)
Increase in value of warehouse loans                             $ 1,405

Net hedge ineffectiveness                                        $  (275)

       DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

       PURPOSE  -  INTEREST  RATE  LOCK   COMMITMENTS   AND  FORWARD  LOAN  SALE
       -------------------------------------------------------------------------
       COMMITMENTS
       -----------

       The Company enters into rate lock commitments to extend credit to borrowers for generally a 30-day period. Some of these rate lock commitments will ultimately be denied by the Company or be declined by the borrower. During discussions leading to the implementation of SFAS No. 133, the DIG, a committee organized by FASB to advise it on initial implementation issues, preliminarily concluded that rate lock commitments for mortgages that would be held for sale should be accounted for as derivative instruments and valued, therefore, at fair market value.

       Subsequent to this finding, questions have arisen as to the method for calculating the value of the rate lock commitments. Specifically, the questions relate to whether the value of the servicing rights created by the sale of the loans produced by the rate lock commitments should be included in the value of the rate lock commitments themselves. Incorporating the value of the servicing rights in the value of the rate lock commitments results in the acceleration of the value which would otherwise have been recognized upon completion of a sale.

       The FASB, through the DIG, is addressing this issue again. The Company has chosen not to recognize the value of servicing rights in rate lock commitments until the committee resolves the issue.

       To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

       To mitigate the effect of this interest rate risk, the Company enters into offsetting derivative contracts, primarily forward loan sale commitments. The forward loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock loan commitments classified as derivatives. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

                   GOLDEN STATE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

Loss on undesignated forward loan sale commitments recognized in income         $(976)
Gain on undesignated interest rate loan commitments recognized in income        $ 113

Net loss on derivatives                                                         $(863)

(13)   RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

       ACCOUNTING   FOR   TRANSFERS   AND   SERVICING   FINANCIAL   ASSETS   AND
       EXTINGUISHMENTS OF LIABILITIES

       On September 29, 2000, the FASB issued SFAS No. 140. SFAS No. 140 replaces SFAS No. 125, which was issued in June of 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In general, SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

       The implementation of SFAS No. 140 on April 1, 2001 (incremental provisions that were not previously part of SFAS No. 125) is not expected to materially impact the Company's financial results.

       RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETURNED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

       On September 21, 2000, the EITF issued EITF No. 99-20. This document, which is effective in the second quarter of 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on
(a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

       The implementation of EITF No. 99-20 is not expected to materially impact the Company's financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS; (II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD;
(III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. IN NOVEMBER 2000, WE FILED AN S-3 REGISTRATION STATEMENT WITH THE SEC THAT DISCUSSES THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

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

       NET INCOME

       Golden State reported net income for the three months ended March 31, 2001 of $92.8 million, or $0.65 per diluted share, compared with net income of $85.0 million, or $0.60 per diluted share, for the corresponding period in 2000. Net income for the three months ended March 31, 2000, includes gains on the early extinguishment of debt, net of tax, of $1.2 million. Net income before extraordinary items was $83.8 million or $0.59 per diluted share for the three months ended March 31, 2000.

       FINANCIAL CONDITION

       During the three months ended March 31, 2001, consolidated total assets increased $1.3 billion, to $61.8 billion from December 31, 2000, and total liabilities increased from $57.9 billion to $59.0 billion.

       During the three months ended March 31, 2001, stockholders' equity increased $121.7 million to $2.3 billion. The increase in stockholders' equity is principally the result of $92.8 million in net income for the period, a $68.7 million improvement in net unrealized gain/loss, after tax, on securities available for sale, $30.4 million in unrealized loss on securities reclassified from held-to-maturity to available-for-sale and $24.3 million in adjustments to Issuable Shares, primarily related to pre-merger tax benefits retained by the previous owners of FN Holdings. These amounts are partially offset by a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133, $37.2 million in net unrealized losses, after tax, on derivatives, $13.5 million of common stock dividends and $5.9 million in adjustments to additional paid-in capital related to pre-merger tax benefits recorded to goodwill.

       Golden State's and the Bank's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $140.5 million at March 31, 2001 compared with $140.9 million at December 31, 2000. Total non-performing assets as a percentage of the Bank's total assets was 0.23% at both March 31, 2001 and December 31, 2000.

RESULTS OF OPERATIONS

       THREE  MONTHS  ENDED MARCH 31, 2001 VERSUS  THREE  MONTHS ENDED MARCH 31,
       2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                     Three Months Ended March 31, 2001
                                                                 ----------------------------------------
                                                                 Average                          Average
                                                                 Balance        Interest           Rate
                                                                 -------        --------           ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $ 1,294        $   20             6.09%
     Mortgage-backed securities available for sale                10,769           181             6.72
     Mortgage-backed securities held to maturity                   1,740            37             8.60
     Loans held for sale, net                                      1,136            20             7.09
     Loans receivable, net:
         Residential                                              31,645           570             7.20
         Commercial real estate                                    6,033           128             8.51
         Commercial banking                                          550            12             9.18
         Consumer                                                    860            22             9.95
         Auto                                                      1,637            46            11.40
                                                                 -------        ------
     Loans receivable, net                                        40,725           778             7.65
     FHLB stock                                                    1,379            23             6.78
                                                                 -------        ------
         Total interest-earning assets                            57,043         1,059             7.44%
                                                                                ------
Noninterest-earning assets                                         3,464
                                                                 -------
         Total assets                                            $60,507
                                                                 =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                    $23,625           241             4.13%
     Securities sold under agreements to repurchase (3)            4,166            68             6.52
     Borrowings (3)                                               28,812           440             6.16
                                                                 -------        ------
         Total interest-bearing liabilities                       56,603           749             5.34%
                                                                                ------
Noninterest-bearing liabilities                                    1,256
Minority interest                                                    495
Stockholders' equity                                               2,153
                                                                 -------
          Total liabilities, minority interest
             and stockholders' equity                            $60,507
                                                                 =======
Net interest income                                                             $  310
                                                                                ======
Interest rate spread                                                                               2.10%
                                                                                                  =====
Net interest margin                                                                                2.14%
                                                                                                  =====

Return on average assets                                                                           0.61%
                                                                                                  =====
Return on average equity                                                                          17.24%
                                                                                                  =====
Average equity to average assets                                                                   3.56%
                                                                                                  =====
Dividend payout ratio                                                                             15.38%
                                                                                                  =====

                                                                      Three Months Ended March 31, 2000
                                                                    --------------------------------------
                                                                    Average                        Average
                                                                    Balance       Interest          Rate
                                                                    -------       --------          ----
                                                                            (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)          $ 1,427         $ 22             6.04%
     Mortgage-backed securities available for sale                   13,870          229             6.61
     Mortgage-backed securities held to maturity                      2,080           39             7.57
     Loans held for sale, net                                           714           13             7.46
     Loans receivable, net:
         Residential                                                 27,761          478             6.89
         Commercial real estate                                       5,481          112             8.14
         Commercial banking                                             491           11             9.45
         Consumer                                                       694           17             9.76
         Auto                                                           886           28            12.55
                                                                    -------         ----
     Loans receivable, net                                           35,313          646             7.32
     FHLB stock                                                       1,193           18             5.78
                                                                    -------         ----
         Total interest-earning assets                               54,597          967             7.08%
                                                                                    ----
Noninterest-earning assets                                            2,741
                                                                    -------
         Total assets                                               $57,338
                                                                    =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                       $22,888          219             3.84%
     Securities sold under agreements to repurchase (3)               5,709           83             5.75
     Borrowings (3)                                                  25,773          378             5.90
                                                                    -------         ----
         Total interest-bearing liabilities                          54,370          680             5.03%
                                                                                    ----
Noninterest-bearing liabilities                                         914
Minority interest                                                       495
Stockholders' equity                                                  1,559
                                                                    -------
         Total liabilities, minority interest
             and stockholders' equity                               $57,338
                                                                    =======
Net interest income                                                                 $287
                                                                                    ====
Interest rate spread                                                                                 2.05%
                                                                                                    =====
Net interest margin                                                                                  2.09%
                                                                                                    =====

Return on average assets                                                                             0.59%
                                                                                                    =====
Return on average equity                                                                            21.82%
                                                                                                    =====
Average equity to average assets                                                                     2.72%
                                                                                                    =====

____________
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                      Three Months Ended March 31, 2001 vs. 2000
                                                              Increase (Decrease) Due to
                                                      ------------------------------------------
                                                           Volume       Rate          Net
                                                           ------       ----          ---
                                                                      (in millions)
INTEREST INCOME:

  Securities and interest-bearing deposits in banks         $ (2)        $--         $ (2)
  Mortgage-backed securities available for sale              (52)          4          (48)
  Mortgage-backed securities held to maturity                (12)         10           (2)
  Loans held for sale, net                                     8          (1)           7
  Loans receivable, net                                      102          30          132
  FHLB stock                                                   3           2            5
                                                            ----         ---         ----
       Total                                                  47          45           92
                                                            ----         ---         ----

INTEREST EXPENSE:

  Deposits                                                     6          16           22
  Securities sold under agreements to repurchase             (29)         14          (15)
  Borrowings                                                  45          17           62
                                                            ----         ---         ----
       Total                                                  22          47           69
                                                            ----         ---         ----
               Change in net interest income                $ 25         $(2)        $ 23
                                                            ====         ===         ====

       INTEREST INCOME. Total interest income was $1.1 billion for the three months ended March 31, 2001, an increase of $92.4 million from the three months ended March 31, 2000. Total interest-earning assets for the three months ended March 31, 2001 averaged $57.0 billion, compared to $54.6 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the three months ended March 31, 2001 increased to 7.44% from 7.08% for the three months ended March 31, 2000, primarily due to a higher percentage of loans to total earning assets and the lagging effect of the repricing of variable-rate securities at higher rates during the year 2000.

       Golden State earned $777.8 million of interest income on loans receivable for the three months ended March 31, 2001, an increase of $131.6 million from the three months ended March 31, 2000. The average balance of loans receivable was $40.7 billion for the three months ended March 31, 2001, compared to $35.3 billion for the same period in 2000. The weighted average rate on loans receivable increased to 7.65% for the three months ended March 31, 2001 from 7.32% for the three months ended March 31, 2000. The increase in the average balance reflects an increase in residential loan origination activity and new auto loan production from the Downey Acquisition. The increase in the weighted average rate is primarily due to the lagging effect of the repricing of variable-rate loans at higher rates during the year 2000, partially offset by lower rates on new purchases of prime auto loans.

       Golden State earned $20.1 million of interest income on loans held for sale for the three months ended March 31, 2001, an increase of $6.8 million from the three months ended March 31, 2000. The average balance of loans held for sale was $1.1 billion for the three months ended March 31, 2001, an increase of $0.4 billion from the comparable period in 2000, primarily attributed to increased originations. The weighted average rate on loans held for sale decreased to 7.09% for the three months ended March 31, 2001 from 7.46% for the three months ended March 31, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available for sale was $181.0 million for the three months ended March 31, 2001, a decrease of $48.1 million from the three months ended March 31, 2000. The average portfolio balance decreased $3.1 billion, to $10.8 billion, for the three months ended March 31, 2001 compared to the same period in 2000. The weighted average yield on these assets increased from 6.61% for the three months ended March 31, 2000 to 6.72% for the three months ended March 31, 2001. The decrease in the volume is mainly attributed to payments and sales of mortgage-backed securities. The increase in the weighted average yield is primarily due to a lagging effect of the repricing of variable-rate securities at higher rates during the year 2000.

       Interest income on mortgage-backed securities held to maturity was $37.4 million for the three months ended March 31, 2001, a decrease of $2.0 million from the three months ended March 31, 2000. The average portfolio balance decreased $0.3 billion, to $1.7 billion, for the three months ended March 31, 2001 compared to the same period in 2000, primarily due to the run-off of existing portfolios. The run-off in these securities was replaced with the origination and purchase of whole loans instead of additional mortgage-backed securities. The weighted average rates for the three months ended March 31, 2001 and 2000 were 8.60% and 7.57% respectively. The increase in the weighted average rate is primarily the result of a lagging effect of the repricing of variable-rate securities at higher rates during the year 2000.

       Interest income on securities and interest-bearing deposits in other banks was $19.7 million for the three months ended March 31, 2001, a decrease of $1.9 million from the three months ended March 31, 2000. The average portfolio balance was $1.3 billion and $1.4 billion for the three months ended March 31, 2001 and 2000, respectively. The higher weighted average rate of 6.09% for the three months ended March 31, 2001 compared to 6.04% for the three months ended March 31, 2000 is primarily due to prepayment of lower rate securities.

       Dividends on FHLB stock were $23.0 million for the three months ended March 31, 2001, an increase of $5.9 million from the three months ended March 31, 2000. The average balance outstanding during the three months ended March 31, 2001 and 2000 was $1.4 billion and $1.2 billion, respectively. The weighted average dividend on FHLB stock increased to 6.78% for the three months ended March 31, 2001 from 5.78% for the three months ended March 31, 2000. The increase in the average balance and weighted average yield is due to an increase in the amount of such stock owned by the Company as a result of an increase in borrowings under FHLB advances and an increase in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $748.7 million for the three months ended March 31, 2001, an increase of $69.2 million from the three months ended March 31, 2000. The increase is primarily the result of additional borrowings under FHLB advances and deposits used to fund loans and offset the reduction in securities sold under agreements to repurchase.

       Interest expense on deposits, including Brokered Deposits, was $240.8 million for the three months ended March 31, 2001, an increase of $22.0 million from the three months ended March 31, 2000. The average balance of deposits outstanding increased from $22.9 billion for the three months ended March 31, 2000 to $23.6 billion for the three months ended March 31, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, certificates of deposit, and retail customer checking and money market accounts, partially offset by a decline in savings account balances. The overall weighted average cost of deposits increased to 4.13% for the three months ended March 31, 2001 from 3.84% for the three months ended March 31, 2000, primarily due to a higher average balance of higher rate certificates of deposit in 2001.

       Interest expense on securities sold under agreements to repurchase totalled $67.9 million for the three months ended March 31, 2001, a decrease of $15.0 million from the three months ended March 31, 2000. The average balance of such borrowings for the three months ended March 31, 2001 and 2000 was $4.2 billion and $5.7 billion, respectively. The weighted average interest rate on these instruments increased to 6.52% for the three months ended March 31, 2001 from 5.75% for the three months ended March 31, 2000, primarily due to maturities of lower rate fixed-rate borrowings during the first quarter of 2001.

       Interest expense on borrowings totalled $439.9 million for the three months ended March 31, 2001, an increase of $62.1 million from the three months ended March 31, 2000. The average balance outstanding for the three months ended March 31, 2001 and 2000 was $28.8 billion and $25.8 billion, respectively. The weighted average interest rate on these instruments increased to 6.16% for the three months ended March 31, 2001 from 5.90% for the three months ended March 31, 2000. The changes in the average volume and weighted average rate reflect the increase in FHLB advances at market interest rates used to fund loans and purchases of mortgage-backed securities.

       NET INTEREST INCOME. Net interest income was $310.4 million for the three months ended March 31, 2001, an increase of $23.2 million from the three months ended March 31, 2000. The interest rate spread increased to 2.10% for the three months ended March 31, 2001 from 2.05% for the three months ended March 31, 2000, primarily as a result of maturities and repayments of higher rate interest-bearing liabilities being replaced with interest-bearing liabilities having comparatively lower rates. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment and the repricing of variable-rate assets.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, net, customer banking fees and gains on sales of assets, was $58.8 million for the three months ended March 31, 2001, representing a decrease of $48.4 million from the three months ended March 31, 2000.

       Loan servicing fees for the Company, net of amortization of MSRs, pass-through interest expense and net unrealized losses on MSR derivatives, were $26.7 million of net expense for the three months ended March 31, 2001, compared to $42.8 million in income for the three months ended March 31, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                 For the Quarter Ended March 31,
                                                 -------------------------------
                                                      2001            2000
                                                      ----            ----

Components of loan servicing fees, net:
   Loan servicing fees                             $113,242         $91,542
   Amortization of mortgage servicing rights        (58,415)        (46,667)
   Pass-through interest expense                     (6,884)         (2,083)
   SFAS No. 133 net gain on MSRs/MSR derivatives      2,405              --
   SFAS No. 140 MSR valuation provision             (77,000)             --
                                                   --------         -------
       Total loan servicing fees, net              $(26,652)        $42,792
                                                   ========         =======

       As the table reflects, loan servicing fees on an absolute basis increased $21.7 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees, partially offset by the impact of higher repayment rates. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $76.2 billion at March 31, 2000 to $83.4 billion at March 31, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 20.8% in the first quarter of 2001 compared to 10.8% during the same period in 2000. This runoff rate also influences MSR amortization, which increased $11.8 million in the first quarter of 2001 over the same period in 2000; the MSR amortization rate averaged 16.8% during the first quarter ended March 31, 2001 compared to 13.9% during the same period in 2000. MSR amortization was also affected by a higher average MSR basis during the first quarter ended March 31, 2001. Pass-through interest expense increased $4.8 million (230%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $2.4 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. Finally, the Company's estimated fair value in four of its ten MSR tranches was below book value as of March 31, 2001. As a result, a $77 million pre-tax valuation provision was recorded. On an aggregate basis, at March 31, 2001 after recording the provision, the fair value of the MSRs is $43.3 million higher than book value. This compares to $81.5 million in aggregate excess value at December 31, 2000. See "--Mortgage Banking Risk Management."

       Customer banking fees were $51.3 million for the three months ended March 31, 2001 compared to $48.7 million for the three months ended March 31, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth.

       Gain on sale, settlement and transfer of loans, net totalled $4.9 million for the three months ended March 31, 2001, a decrease of $1.7 million from the three months ended March 31, 2000. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $0.5 million lower in 2001 compared to 2000. During the three months ended March 31, 2001, California Federal sold $1.5 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $1.1 billion of such sales for the corresponding period in 2000. The overall reduction in the rate of gain on sale relates to channel and product mix differences during the two periods.

       Gain on the non-monetary exchange of Star Systems common stock for Concord EFS common stock occurred in the first quarter of 2001 as a result of Concord's acquisition of Star. The Star stock had no cost basis on the Company's balance sheet, giving rise to the gain upon the exchange. The stock is now carried as an available for sale security.

       NONINTEREST EXPENSE. Total noninterest expense was $235.4 million for the three months ended March 31, 2001, an increase of $8.2 million compared to the three months ended March 31, 2000. Noninterest expense for the three months ended March 31, 2001 included increases of $9.9 million in compensation expense, $1.8 million in foreclosed real estate operations, net and $0.9 million in occupancy and equipment expense. These increases were partially offset by decreases of $3.8 million in professional fees and $1.5 million in amortization of intangible assets.

       Compensation and employee benefits expense was $118.3 million for the three months ended March 31, 2001, an increase of $9.9 million from the three months ended March 31, 2000. The increase is primarily attributed to normal salary adjustments, coupled with a slight increase in FTE year over year. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $40.2 million for the three months ended March 31, 2001, an increase of $0.9 million from the three months ended March 31, 2000, primarily due to an increase in depreciation expense related to additional computer equipment and furniture, as well as increased electricity rates and higher contract maintenance fees.

       Professional fees were $5.0 million for the three months ended March 31, 2001, a decrease of $3.8 million from the three months ended March 31, 2000, primarily due to an overall reduction in consulting and legal expenses for the Company.

       Foreclosed real estate operations, net totalled $0.4 million in income for the three months ended March 31, 2001, compared to $2.2 million during the comparable period in 2000, primarily due to fewer gains on sale of REO properties during 2001.

       Amortization of intangible assets was $14.9 million for the three months ended March 31, 2001, a decrease of $1.5 million from the three months ended March 31, 2000, primarily attributed to a reduction in the goodwill balance due to the reversal of Old California Federal state deferred taxes.

       PROVISION FOR INCOME TAX. During the three months ended March 31, 2001, Golden State recorded net income tax expense of $34.3 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       During the three months ended March 31, 2000, Golden State recorded gross income tax expense of $76.8 million, which was more than offset by a tax benefit of $161.7 million, for a net income tax benefit of $84.9 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the three-month period ended March 31, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       Golden State's effective gross federal tax rate was 49% during the three months ended March 31, 2001 and 38% during the three months ended March 31, 2000, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rate was primarily the result of additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability, and non-deductible goodwill amortization. In 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was (23)% and 8% during the three months ended March 31, 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended March 31, 2001 and 2000. Minority interest expense for the three months ended March 31, 2001 and 2000 relative to the REIT Preferred Stock is reflected net of related income tax benefit of $4.7 million and $4.8 million, respectively, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       Minority interest for the three months ended March 31, 2000 also includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the reduction of the valuation allowance on the Bank's deferred tax asset (see note 7 of the Company's Notes to Unaudited Consolidated Financial Statements).

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. In connection with the adoption of this pronouncement, the Company reclassified $1.2 billion in securities from held-to-maturity to available-for-sale, which had the effect of improving the OCI component of stockholders' equity by $30.4 million. The pronouncement impacted several other areas of the financial statements, as summarized below (debit/(credit); in thousands):

                                               Assets                      Liabilities and Equity               Pre-tax Earnings
                                ------------------------------------   --------------------------------     -----------------------
                                 Loans                                                 Taxes-                  Loan     (Gain)/Loss
                                 Held       Residential   Derivative   Derivative      Other                Servicing    on Sale of
                                for Sale        MSRs        Assets     Liabilities  Liabilities    OCI      Fees, net       Loans
                                --------    -----------   ----------   -----------  -----------    ---      ---------    ----------
Transfer hedge component
    of MSR balance               $   --      $ (95,013)   $ 95,013      $      --    $    --     $    --     $    --       $    --

Transition adjustment (record
    initial fair values):
    MSRs and MSR hedges              --        (69,754)     78,610         (8,856)        --          --          --            --
    Warehouse loans and
      pipeline hedges             3,834             --       2,911         (5,696)        --          --          --        (1,049)
    Cash flow (balance sheet)
      hedges - swaps                 --             --          --        (75,482)    30,835      44,647          --            --
                                 -------------------------------------------------------------------------------------------------
JANUARY 1, 2001
    TRANSITION ENTRIES            3,834       (164,767)    176,534        (90,034)    30,835      44,647          --        (1,049)

Fair value adjustments:
    MSRs and MSR hedges              --        (31,192)     25,324          8,273         --          --      (2,405)           --
    Warehouse loans and
      pipeline hedges             1,405             --         113         (2,656)        --          --          --         1,138
    Cash flow (balance sheet)
      hedges - swaps                 --             --          --        (62,885)    25,688      37,197          --            --
                                 -------------------------------------------------------------------------------------------------
FAIR VALUE ADJUSTMENTS -
    FIRST QUARTER 2001            1,405        (31,192)     25,437        (57,268)    25,688      37,197      (2,405)        1,138

Other First Quarter 2001
    Activity:
    MSR hedge additions              --             --     121,967             --         --          --          --            --
    MSR hedge sales and
      maturities                     --             --    (133,712)            --         --          --          --            --
    MSR hedge receipts
      and payments                   --           (121)     14,437         (4,431)        --          --          --            --
                                 -------------------------------------------------------------------------------------------------
OTHER ACTIVITY -
    FIRST QUARTER 2001               --           (121)      2,692         (4,431)        --          --          --            --
                                 -------------------------------------------------------------------------------------------------

TOTAL IMPACT FROM
    SFAS NO. 133 -
    FIRST QUARTER 2001           $5,239      $(196,080)   $204,663      $(151,733)   $56,523     $81,844     $(2,405)       $   89
                                 =================================================================================================

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

       At March 31, 2001, loans that were considered to be impaired totalled $92.6 million (of which $27.5 million were on nonaccrual status). The average recorded investment in impaired loans during the three-month period ended March 31, 2001 was approximately $95.5 million. For the three-month period ended March 31, 2001, Golden State recognized interest income on those impaired loans of $2.0 million which included $0.1 million of interest income recognized using the cash basis method of income recognition.

       The following table presents the Company's non-performing loans, foreclosed real estate, repossessed assets and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual unpaid principal balance.

                                                   March 31, 2001
                                            -----------------------------
                                            Non-performing       Impaired
                                            --------------       --------
                                                       (in millions)
Real Estate:
   1-4 unit residential                         $ 84                $ 1
   Multi-family residential                        4                 22
   Commercial and other                            4                 40
                                                ----                ---
                                                  92                 63
       Total real estate                          25                 30
Non-real estate                                 ----                ---
       Total loans                               117  (a)           $93  (b)
                                                ====                ===

Foreclosed real estate, net                       18
Repossessed assets
                                                   5
                                                ----
       Total non-performing assets              $140
                                                ====

                                                 December 31, 2000
                                           ------------------------------
                                           Non-performing        Impaired
                                           --------------        --------
                                                     (in millions)
Real Estate:
   1-4 unit residential                         $ 89                $ 1
   Multi-family residential                        3                 24
   Commercial and other                            2                 40
                                                ----                ---
       Total real estate                          94                 65
Non-real estate                                   21                 32
                                                ----                ---
       Total loans                               115  (a)           $97  (b)
                                                                    ===

Foreclosed real estate, net                       19
Repossessed assets                                 7
                                                ----
       Total non-performing assets              $141
                                                ====

                                                                 (Continued)

____________
(a) There were no loans securitized with recourse on non-performing status at March 31, 2001 or December 31, 2000.

(b) Includes $27.5 million and $19.5 million of non-performing loans at March 31, 2001 and December 31, 2000, respectively.

       There were no accruing loans contractually past due 90 days or more at March 31, 2001 or December 31, 2000.

       The Company's and the Bank's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $140 million at March 31, 2001, from $141 million at December 31, 2000. Non-performing assets as a percentage of the Bank's total assets was 0.23% at both March 31, 2001 and December 31, 2000.

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

       The following table presents non-performing real estate assets by geographic region of the country as of March 31, 2001:

                                                                Total
                       Non-performing       Foreclosed      Non-performing
                        Real Estate        Real Estate,      Real Estate         Geographic
                       Loans, Net (2)        Net (2)           Assets          Concentration
                       --------------        -------           ------          -------------
                                                 (dollars in millions)
Region:
    Northeast (1)          $ 9                 $ 1             $ 10                 9.09%
    California              55                  11               66                60.00
    Other regions           28                   6               34                30.91
                           ---                 ---             ----               ------
            Total          $92                 $18             $110               100.00%
                           ===                 ===             ====               ======

____________
(1) Consists of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.

(2)    Net of purchase accounting adjustments.

       At March 31, 2001, the Company had two non-performing assets over $2 million in size with balances averaging $2.4 million and 3,354 non-performing assets below $2 million in size, including 961 non-performing 1-4 unit residential assets.

ALLOWANCE FOR LOAN LOSSES

       An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for loan losses to maintain the allowance for loan losses at a level deemed appropriate by management. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See "-- Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded no provisions for loan losses during the three months ended March 31, 2001 and 2000, respectively.

       Activity in the allowance for loan losses is as follows (in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2001              2000
                                                 ----              ----

Balance - beginning of period                 $526,308           $554,893
      Provision for loan losses                     --                 --
      Charge-offs                               (5,717)           (12,470)
      Recoveries                                 1,096                765
                                              --------           --------
Balance - end of period                       $521,687           $543,188
                                              ========           ========

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

       At March 31, 2001, the allowance for loan losses was $522 million, consisting of a $376 million formula allowance, a $28 million specific allowance and a $118 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $494 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Bank's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                       Multi-family
                                                       Residential
                                     1 - 4 Unit       and Commercial      Consumer
                                     Residential       Real Estate        and Other       Total
                                     -----------      --------------      ---------       -----
                                                               (in millions)
Balance - December 31, 2000              $228              $184              $114          $526
     Provision for loan losses             --                (2)                2            --
     Charge-offs                           (1)               --                (5)           (6)
     Recoveries                             1                --                 1             2
                                         ----              ----              ----          ----
Balance - March 31, 2001                 $228              $182              $112          $522
                                         ====              ====              ====          ====

ASSET AND LIABILITY MANAGEMENT

       Banks and savings associations are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes, and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs, and capital planning

       Golden State, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole, adjust in accordance with the repricing of its liabilities. At March 31, 2001, approximately 78% of the Company's loan portfolio consisted of ARMs.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at March 31, 2001 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                    -------------------------------------------------------------
                                                    Within        1 - 5        Over 5        Noninterest
                                                    1 Year        Years         Years          Bearing      Total
                                                    ------        -----         -----          -------      -----
                                                                         (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                            $    83       $    --        $   --         $   --      $    83
Securities held to maturity (1)                        139            37           304             --          480
Securities available for sale (3)                      487            --            --             --          487
Mortgage-backed securities
     available for sale (3)                         10,691            --            --             --       10,691
Mortgage-backed securities
     held to maturity (1) (4)                        1,687            19             7             --        1,713
Loans held for sale, net (3)                         1,682            --            --             --        1,682
Loans receivable, net (1) (5)                       21,215        15,269         4,815             --       41,299
Investment in FHLB                                   1,384            --            --             --        1,384
                                                   -------       -------        ------         ------      -------
     Total interest-earning assets                  37,368        15,325         5,126             --       57,819
Noninterest-earning assets                              --            --            --          3,949        3,949
                                                   -------       -------        ------         ------      -------
                                                   $37,368       $15,325        $5,126         $3,949      $61,768
                                                   =======       =======        ======         ======      =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $22,832       $ 1,622        $    2         $   --      $24,456
Securities sold under agreements to
     repurchase (1)                                  3,987            73            --             --        4,060
FHLB advances (1)                                   16,631        10,348            --             --       26,979
Other borrowings (1)                                   397         1,652            92             --        2,141
                                                   -------       -------        ------         ------      -------
Total interest-bearing liabilities                  43,847        13,695            94             --       57,636
Noninterest-bearing liabilities                         --            --            --          1,360        1,360
Minority interest                                       --            --            --            500          500
Stockholders' equity                                    --            --            --          2,272        2,272
                                                   -------       -------        ------         ------      -------
                                                   $43,847       $13,695        $   94         $4,132      $61,768
                                                   =======       =======        ======         ======      =======

Gap before interest rate swap agreements           $(6,479)      $ 1,630        $5,032                     $   183
Interest rate swap agreements                        2,570        (1,820)         (750)                         --
                                                   -------       -------        ------                     -------
Gap                                                $(3,909)      $  (190)       $4,282                     $   183
                                                   =======       =======        ======                     =======

Cumulative gap                                     $(3,909)      $(4,099)       $  183                     $   183
                                                   =======       =======        ======                     =======

Gap as a percentage of total assets                  (6.33)%       (0.31)%        6.94%                       0.30%
                                                     =====         =====          ====                        ====

Cumulative gap as a percentage of total assets       (6.33)%       (6.64)%        0.30%                       0.30%
                                                     =====         =====          ====                        ====

                                                                                                        (Continued)

_____________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 2001. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $83 million of short-term investment securities and less than $0.1 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing loans of $0.7 million.

(5) Excludes allowance for loan losses of $522 million and non-performing loans of $117 million.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At March 31, 2001, Golden State's cumulative gap totalled $183 million. At December 31, 2000, Golden State's cumulative gap totalled $(463) million.

       Looking forward to the second quarter of 2001, the Bank has a negative gap in each month based on data as of March 31, 2001, when adjustments are made for the repricing sensitivity of assets and liabilities. A negative gap represents more liabilities than assets maturing or repricing. The interest margin would be expected to increase during the quarter in a declining rate environment and conversely decrease in an increasing rate environment due to the negative gap.

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

       The Company's risk management policies are established by the ALCO of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

MORTGAGE BANKING RISK MANAGEMENT

       During the three months ended March 31, 2001 and 2000, the Company, through the Bank's wholly owned mortgage bank subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $2.5 billion and $4.4 billion, respectively. The 1-4 unit residential loans serviced for others (including loans sub-serviced for others and excluding loans serviced for the Bank) totalled $83.4 billion at March 31, 2001, a decrease of $647.3 million from December 31, 2000 and an increase of $7.2 billion from March 31, 2000. During the three months ended March 31, 2001 and 2000, the Bank, through FNMC, originated $4.1 billion and $3.1 billion, respectively, and sold (generally with servicing retained) $1.5 billion and $1.1 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities at FNMC for the three months ended March 31, 2001, totalled $105.8 million, an increase of $21.2 million from the three months ended March 31, 2000. Gross loan servicing fees for the three months ended March 31, 2001 were reduced by $57.7 million of amortization of servicing rights, $6.9 million in pass-through interest expense and a $77 million MSR valuation provision, and also reflected $2.4 million in unrealized gains relating to SFAS No. 133, resulting in net loan servicing expense of $33.4 million for the residential loan servicing portfolio.

       The $77 million valuation adjustment is related to the decrease in fair market value of the Company's MSRs below unamortized cost on certain of the Company's risk tranches that are categorized primarily by investor type and interest coupon range. At March 31, 2001, four of these tranches had a current fair market value below unamortized cost. This resulted in the need for valuation allowances to reduce the carrying value of these tranches to fair market value.

       The recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally accelerate amortization of MSRs and generally will result in a reduction in the market value of MSRs and the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate to swap rate spread.

       The Company owned several derivative instruments at March 31, 2001, which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all MSR derivatives used to hedge prepayment risk was $196.6 million at March 31, 2001. The interest rate swap agreements had a notional amount of $1.8 billion, pay rate of 4.88%, receive rates between 5.74% and 6.39%, mature in the years 2010 and 2011 and had an estimated fair value of $48.7 million at March 31, 2001. The interest rate floor contracts had a notional amount of $2.0 billion, strike rates between 5.80% and 6.30%, mature in the years 2005 and 2006, and had an estimated fair value of $35.7 million at March 31, 2001. Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the derivative asset on the balance sheet. The swaption contracts had a notional amount of $3.5 billion, strike rates between 5.75% and 6.25%, expire in the years 2003 and 2004, and had an estimated fair value of $108.4 million at March 31, 2001. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the derivative asset on the balance sheet. Principal only swap agreements had notional amounts of $250 million and an estimated fair value of $3.8 million at March 31, 2001. The derivative instruments are carried at fair value in accordance with SFAS No. 133.

       The following is a summary of activity in MSRs (including non-residential
MSRs) for the three months ended March 31, 2001 (in millions):

                                                                          MSRs
                                                                        -------

Balance at December 31, 2000                                            $1,559
   Transfer to Derivative Assets upon adoption of SFAS No. 133             (95)
   SFAS No. 133 transition adjustment                                      (70)
   Additions - purchases                                                    63
   Originated servicing                                                     37
   SFAS No. 133 fair market valuation adjustment                           (31)
   SFAS No. 140 valuation provision                                        (77)
   Amortization                                                            (58)
                                                                        ------
Balance at March 31, 2001                                               $1,328
                                                                        ======

       Capitalized MSRs are amortized in proportion to, and over the period of, estimated net servicing income. SFAS No. 140 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At March 31, 2001, the valuation allowance recorded against the MSRs totalled $77 million. To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced. At December 31, 2000, no allowance for impairment of the MSRs was necessary.

LIQUIDITY

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated a previously imposed minimum liquidity requirement of 4%. California Federal has been in compliance with the liquidity regulations during the three months ended March 31, 2001 and the year ended December 31, 2000.

       The major source of funding for Golden State on an unconsolidated basis is distributions from its subsidiary, GS Holdings, which receives substantially all of its funding from distributions of the Bank's earnings and tax sharing payments. Net income generated by the Bank is used to meet its cash flow needs, including paying dividends on its preferred stock owned by GS Holdings, and may be distributed, subject to certain restrictions, to GS Holdings. In turn GS Holdings uses distributions received from the Bank primarily to meet debt service requirements, pay any expenses it may incur, and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Regulation and Supervision" and note 27 of the "Notes to Consolidated Financial Statements" in the Company's 2000 Form 10-K.

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

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings and dividends to common shareholders. Certificates of deposit scheduled to mature during the twelve months ending March 31, 2002 aggregate $10.6 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at March 31, 2001, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $15 billion and $21 billion maturing or repricing within the next three and twelve months, respectively. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       Interest on the GS Holdings Notes approximates $140.5 million per year. On August 1, 2001, $350 million principal amount of the GS Holdings 6.75% fixed-rate notes becomes due. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

       The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $915.7 million at March 31, 2001, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the three months ended March 31, 2001 were $24.4 billion in proceeds from additional borrowings, $1.4 billion in proceeds from sales of loans held for sale, $1.0 billion from a net increase in deposits, $0.5 billion in principal payments on mortgage-backed securities available for sale and held to maturity and $0.3 billion in proceeds from maturities of securities available for sale. The primary uses of funds were $24.0 billion in principal payments on borrowings, $2.3 billion in purchases and originations of loans held for sale, $1.5 billion in purchases of loans receivable and $0.5 billion from a net decrease in securities sold under agreements to repurchase.

CAPITAL MANAGEMENT

       OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital, and risk-based capital.

       TANGIBLE CAPITAL. Tangible capital is the sum of the Bank's common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. Tangible capital must be at least 1.5% of adjusted total assets.

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

       MINIMUM REQUIREMENTS. These capital requirements discussed above are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their circumstances. These capital requirements are currently applicable to the Bank but not to Golden State. The Bank is not subject to any such individual regulatory capital requirement.

       At March 31, 2001, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 1.5%, 4% and 8%, respectively. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of March 31, 2001:

                                                                Tangible          Core           Risk-based
                                                                 Capital         Capital           Capital
                                                                --------         -------         ----------
                                                                            (dollars in millions)
Stockholder's equity of the Bank                                 $4,242           $4,242            $4,242
Minority interest - REIT Preferred Stock                            500              500               500
Unrealized holding loss on securities,  net                         (11)             (11)              (11)
Unrealized holding loss on derivative instruments, net               82               82                82
Non-allowable capital:
      Non-qualifying loan servicing rights                          (95)             (95)              (95)
      Intangible assets                                            (676)            (676)             (676)
      Goodwill Litigation Assets                                   (159)            (159)             (159)
      Investment in non-includable subsidiaries                     (63)             (63)              (63)
Supplemental capital:
      Qualifying subordinated debentures                                                                92
      General loan loss allowance                                    --               --               411
      Qualifying portion of unrealized gain on equity
          securities available for sale                              --               --                 2
Assets required to be deducted:
      Land loans with more than 80% LTV ratio                                                           (4)
      Equity in subsidiaries                                                                            (8)
      Low-level recourse deduction                                   --               --                (9)
                                                                 ------           ------            ------
Regulatory capital of the Bank                                    3,820            3,820             4,304
Minimum regulatory capital requirement                              910            2,427             2,624
                                                                 ------           ------            ------
Excess above minimum capital requirement                         $2,910           $1,393            $1,680
                                                                 ======           ======            ======

Regulatory capital of the Bank                                     6.29%            6.29%            13.12%
Minimum regulatory capital requirement                             1.50             4.00              8.00
                                                                   ----             ----              ----
Excess above minimum capital requirement                           4.79%            2.29%             5.12%
                                                                   ====             ====              ====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $60.7 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $32.8 billion.

       The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of March 31, 2001. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since March 31, 2001 which would change the Bank's capital classification.

       At March 31, 2001, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                               Risk-based
                                          Leverage       -----------------------
                                           Capital       Tier 1    Total Capital
                                          --------       ------    -------------

Regulatory capital of the Bank              6.29%        11.61%        13.12%
"Well capitalized" ratio                    5.00          6.00         10.00
                                            ----         -----         -----
Excess above "well capitalized" ratio       1.29%         5.61%         3.12%
                                            ====         =====         =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At March 31, 2001, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       CALIFORNIA FEDERAL GOODWILL LITIGATION

       The Bank is the plaintiff in a lawsuit against the Government, the California Federal Goodwill Litigation. In the California Federal Goodwill Litigation, the Bank alleged, among other things, that the Government breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank sought damages and restitution. The Bank's claims arose from changes, mandated by FIRREA, with respect to the rules for computing Old California Federal's regulatory capital.

       In late 1997, a Claims Court Judge ruled in favor of the Bank's motion for partial summary judgment as to the Government's liability to the Bank for breach of contract, and a formal order in that regard was subsequently issued. In late 1998, a second Claims Court Judge ruled that California Federal could not meet its burden for proving lost profits damages and ordered that the case proceed to trial on the damage issue of restitution and reliance.

       On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.4 million. The summary judgment liability decision by the first Court Claims Judge has been appealed by the Government and the damage award by the second Claims Court Judge has been appealed by the Bank.

       On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment of liability decision and ruled that California Federal be allowed to present evidence regarding damages incurred under the lost profits theory. The Bank intends to pursue vigorously its claim against the Government.

       GLENDALE GOODWILL LITIGATION

       By virtue of the Glen Fed Merger, the Bank is also a plaintiff in a claim against the United States in a second lawsuit, the Glendale Goodwill Litigation. In the Glendale Goodwill Litigation, Glendale Federal sued the Government contending that FIRREA's treatment of supervisory goodwill constituted a breach by the Government of its 1981 contract with the Bank, under which the Bank had merged with a Florida thrift and was permitted to include the goodwill resulting from the merger in its regulatory capital. In 1992, the Claims Court found in favor of Glendale Federal's position, ruling that the Government breached its express contractual commitment to permit Glendale Federal to include supervisory goodwill in its regulatory capital and that Glendale Federal is entitled to seek financial compensation.

       The trial began in February 1997 and concluded in September 1998. On April 9, 1999, the Claims Court issued its decision in the Glendale Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $908.9 million. This decision was appealed by the Government and the Bank.

       On February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral arguments before the trial court onthat issue is scheduled to take place on June 21, 2001. The Bank continues to pursue vigorously its case for damages against the Government.

       BARTOLD V. GLENDALE FEDERAL BANK ET AL

       On September 18, 1995, four plaintiffs commenced an action in Superior Court of California, County of Orange, alleging that the defendants Glendale Federal, to which the Bank is a successor by merger, and Verdugo, a wholly owned subsidiary of the Bank, failed timely to record their release of the mortgage interest following payoffs of residential mortgage loans and, in at least some instances, improperly required borrowers to pay fees for these releases. The plaintiffs' complaint seeks relief for the named plaintiffs, as well as purportedly for all others similarly situated in California and throughout the United States and the general public, on causes of action for violation of California Civil Code Section 2941 and California Business and Professions Code
Section 17200, breach of contract, fraud and unjust enrichment. The plaintiffs seek statutory damages of $300 for each supposed, separate violation of Section 2941 by Glendale Federal and Verdugo, restitution, punitive damages, injunctive relief and attorney's fees, among other things.

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

       (b) Reports on Form 8-K:

              None.

                            GLOSSARY OF DEFINED TERMS


ALCO - Asset/Liability Management Committee
APB - Accounting Principles Board
APB Opinion NO. 25 - Accounting for Stock Issued to Employees
ARM - adjustable rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BROKERED DEPOSITS - Issued  certificates  of deposit  through  direct  placement programs and national investment banking firms
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     Sates, Civil Action 92-138
CLAIMS COURT - United States Court of Federal Claims
COMPANY - Golden State Bancorp Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE 2001 - In  1986,  Cal Fed  Inc.,  Old
     California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001
DIG - Derivatives Implementation Group
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
     Corporation in February, 2000
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank
FHLB System - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP - generally accepted accounting principles
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
     and Glen Fed Merger, collectively
GOVERNMENT - United States Government
GS HOLDINGS - Golden State Holdings Inc.
GSB INVESTMENTS - GSB Investments Corp.
HOLDING  COMPANY  MERGERS  - FN  Holdings  merged  with  and into  Golden  State
     Financial Corporation, which owned all of the common stock of Glendale Federal
HUNTER'S GLEN - Hunter's Glen/Ford Ltd.

IO   - Interest only
ISSUABLE  SHARES  -  The  Golden  State  Merger  agreement   provides  that  GSB
     Investments as successor to First Gibraltar and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock ("Issuable Shares") to GSB Investments and Hunter's Glen
LIBOR - London Interbank Offered Rate
LTV - Loan-to-value
LTW  - Litigation Tracking Warrant
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR  - Mortgage servicing rights
OCI  - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition
OTS  - Office of Thrift Supervision
PO   - Principal only
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California  Federal Preferred  Capital  Corporation in January
     1996
REPOS - short-term securities sold under agreements to repurchase
SFAS - Statement of Financial Accounting Standards
SFAS NO. 125 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishment of Liabilities
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishments of Liabilities
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     Golden State Bancorp Inc.




                                              /s/  Richard H. Terzian
                                     -------------------------------------------
                                     By: Richard H. Terzian
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)


                                              /s/  Renee  Nichols Tucei
                                     -------------------------------------------
                                     By: Renee Nichols Tucei
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)



May 9, 2001