Form 10-Q
period 2001-06-30
GOLDEN STATE BANCORP INC
filed 2001-08-10
CIK 1019508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                              --------------------------------------------------

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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 2001: 135,666,624 shares.

                            GOLDEN STATE BANCORP INC.
                     SECOND QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART   I. FINANCIAL INFORMATION
          ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000............................... 3

           Unaudited Consolidated Statements of Income
           Six Months Ended June 30, 2001 and 2000........................... 4

           Unaudited Consolidated Statements of Income
           Three Months Ended June 30, 2001 and 2000......................... 5

           Unaudited Consolidated Statements of Comprehensive Income
           Six Months Ended June 30, 2001 and 2000........................... 6

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended June 30, 2001 and 2000......................... 7

           Unaudited Consolidated Statement of Stockholders' Equity
           Six Months Ended June 30, 2001.................................... 8

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2001 and 2000........................... 9

           Notes to Unaudited Consolidated Financial Statements..............11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................26


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........56


PART   II. OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................57

  Item 2.  Changes in Securities.............................................59

  Item 3.  Defaults Upon Senior Securities...................................59

  Item 4.  Submission of Matters to a Vote of Security Holders...............59

  Item 5.  Other Information.................................................59

  Item 6.  Exhibits and Reports on Form 8-K..................................59

  Glossary of Defined Terms..................................................60

  Signatures.................................................................62

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                 June 30,         December 31,
                                      ASSETS                                       2001               2000
                                      ------                                    -----------       -----------
Cash and due from banks                                                         $   779,795       $   697,513
Interest-bearing deposits in other banks                                             30,105               123
Short-term investments                                                               78,730            85,510
                                                                                -----------       -----------
          Cash and cash equivalents                                                 888,630           783,146

Securities available-for-sale, at fair value                                        160,651           641,205
Securities held-to-maturity                                                         445,008           587,503
Mortgage-backed securities available-for-sale, at fair value                      9,610,187         9,866,823
Mortgage-backed securities held-to-maturity                                       1,589,039         2,886,612
Loans held for sale, net                                                          2,304,092           845,763
Loans receivable, net                                                            41,316,066        39,592,814
Investment in FHLB System                                                         1,406,933         1,361,066
Premises and equipment, net                                                         320,177           327,329
Foreclosed real estate, net                                                          21,489            19,080
Accrued interest receivable                                                         341,813           364,414
Intangible assets (net of accumulated amortization of $276,030
     at June 30, 2001 and $246,150 at December 31, 2000)                            661,408           691,288
Mortgage servicing rights, net of valuation allowance                             1,513,557         1,559,323
Derivative assets                                                                   193,430                --
Other assets                                                                        529,182           990,512
                                                                                -----------       -----------
          Total assets                                                          $61,301,662       $60,516,878
                                                                                -----------       -----------
          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
          -------------------------------------------------------

Deposits                                                                        $24,341,592       $23,429,754
Securities sold under agreements to repurchase                                    3,914,931         4,511,309
Borrowings                                                                       28,753,608        28,800,557
Derivative liabilities                                                              126,624                --
Other liabilities                                                                 1,257,142         1,124,524
                                                                                -----------       -----------
          Total liabilities                                                      58,393,897        57,866,144
                                                                                -----------       -----------

Commitments and contingencies                                                            --                --

Minority interest                                                                   500,000           500,000

Stockholders' equity:
     Common stock ($1.00 par value, 250,000,000 shares
          authorized, 151,454,822 and 150,703,716 shares issued at
          June 30, 2001 and December 31, 2000, respectively)                        151,455           150,704
     Issuable Shares                                                                223,141           172,308
     Additional paid-in capital                                                   1,538,695         1,534,736
     Accumulated other comprehensive loss                                           (59,261)          (89,874)
     Retained earnings (substantially restricted)                                   869,887           698,597
     Treasury stock (16,398,032 and 16,383,058 shares at
          June 30, 2001 and December 31, 2000, respectively)                       (316,152)         (315,737)
                                                                                -----------       -----------
          Total stockholders' equity                                              2,407,765         2,150,734
                                                                                -----------       -----------
          Total liabilities, minority interest and stockholders' equity         $61,301,662       $60,516,878
                                                                                ===========       ===========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                                          Six Months Ended June 30,
                                                                                                         --------------------------
                                                                                                            2001            2000
                                                                                                         ----------      ----------
Interest income:
  Loans receivable                                                                                       $1,541,014      $1,343,507
  Mortgage-backed securities available-for-sale                                                             344,977         435,545
  Mortgage-backed securities held-to-maturity                                                                70,983          90,836
  Loans held for sale                                                                                        52,676          28,686
  Securities available-for-sale                                                                              14,575          32,975
  Securities held-to-maturity                                                                                16,452           9,482
  Interest-bearing deposits in other banks                                                                      539           3,384
  Dividends on FHLB stock                                                                                    45,372          45,110
                                                                                                         ----------      ----------
        Total interest income                                                                             2,086,588       1,989,525
                                                                                                         ----------      ----------
Interest expense:
  Deposits                                                                                                  464,489         443,146
  Securities sold under agreements to repurchase                                                            121,392         172,734
  Borrowings                                                                                                853,969         796,225
                                                                                                         ----------      ----------
        Total interest expense                                                                            1,439,850       1,412,105
                                                                                                         ----------      ----------
        Net interest income                                                                                 646,738         577,420
Provision for loan losses                                                                                        --              --
                                                                                                         ----------      ----------
        Net interest income after provision for loan losses                                                 646,738         577,420
                                                                                                         ----------      ----------
Noninterest income:
  Loan servicing fees, net                                                                                   (6,906)         85,823
  Customer banking fees and service charges                                                                 105,820          98,724
  Gain on sale, settlement and transfer of loans, net                                                        21,885          27,062
  Gain (loss) on sale of assets, net                                                                         12,123         (16,036)
  Other income                                                                                               35,519          16,276
                                                                                                         ----------      ----------
        Total noninterest income                                                                            168,441         211,849
                                                                                                         ----------      ----------
Noninterest expense:
  Compensation and employee benefits                                                                        232,244         216,383
  Occupancy and equipment                                                                                    83,383          76,915
  Professional fees                                                                                          14,926          18,203
  Loan expense                                                                                                8,569           9,234
  Foreclosed real estate operations, net                                                                       (853)         (3,378)
  Amortization of intangible assets                                                                          29,880          31,907
  Other expense                                                                                             114,073         105,615
                                                                                                         ----------      ----------
        Total noninterest expense                                                                           482,222         454,879
                                                                                                         ----------      ----------
Income before income taxes,  minority interest, extraordinary items
  and cumulative effect of change in accounting principle                                                   332,957         334,390
Income tax expense (benefit)                                                                                117,695         (11,755)
Minority interest: provision in lieu of income tax expense                                                    3,247         161,688
Minority interest: other                                                                                     13,494          14,783
                                                                                                         ----------       ---------
        Income before extraordinary items and cumulative effect of change in accounting principle           198,521         169,674
Extraordinary items - gains on early extinguishment of debt, net of applicable taxes of $2,083 in 2000           --           3,014
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in  2001              (1,552)             --
                                                                                                         ----------       ---------
        Net income                                                                                       $  196,969       $ 172,688
                                                                                                         ==========       =========
Earnings per share:
  Basic
    Income before extraordinary items and cumulative effect of change in accounting principle                 $1.39           $1.24
    Extraordinary items                                                                                          --            0.02
    Cumulative effect of change in accounting principle                                                       (0.01)             --
                                                                                                              -----           -----
        Net income                                                                                            $1.38           $1.26
                                                                                                              =====           =====
  Diluted
    Income before extraordinary items and cumulative effect of change in accounting principle                 $1.38           $1.19
    Extraordinary items                                                                                          --            0.02
    Cumulative effect of change in accounting principle                                                       (0.01)             --
                                                                                                              -----           -----
         Net income                                                                                           $1.37           $1.21
                                                                                                              =====           =====
Dividends declared per common share                                                                           $0.20           $  --
                                                                                                              =====           =====
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                                         Three Months Ended June 30,
                                                                                                         ---------------------------
                                                                                                            2001            2000
                                                                                                         ----------      ----------
Interest income:
  Loans receivable                                                                                       $  763,224      $  697,314
  Mortgage-backed securities available-for-sale                                                             163,994         206,483
  Mortgage-backed securities held-to-maturity                                                                33,572          51,457
  Loans held for sale                                                                                        32,549          15,368
  Securities available-for-sale                                                                               3,795          13,972
  Securities held-to-maturity                                                                                 7,951           7,331
  Interest-bearing deposits in other banks                                                                      120           2,983
  Dividends on FHLB stock                                                                                    22,326          27,963
                                                                                                         ----------      ----------
        Total interest income                                                                             1,027,531       1,022,871
                                                                                                         ----------      ----------
Interest expense:
  Deposits                                                                                                  223,652         224,354
  Securities sold under agreements to repurchase                                                             53,447          89,828
  Borrowings                                                                                                414,044         418,372
                                                                                                         ----------      ----------
        Total interest expense                                                                              691,143         732,554
                                                                                                         ----------      ----------
        Net interest income                                                                                 336,388         290,317
Provision for loan losses                                                                                        --              --
                                                                                                         ----------      ----------
        Net interest income after provision for loan losses                                                 336,388         290,317
                                                                                                         ----------      ----------
Noninterest income:
  Loan servicing fees, net                                                                                   19,746          43,031
  Customer banking fees and service charges                                                                  54,559          50,065
  Gain on sale, settlement and transfer of loans, net                                                        16,961          20,400
  Gain (loss) on sale of assets, net                                                                         11,684         (16,455)
  Other income                                                                                                6,644           7,526
                                                                                                         ----------      ----------
        Total noninterest income                                                                            109,594         104,567
                                                                                                         ----------      ----------
Noninterest expense:
  Compensation and employee benefits                                                                        113,953         107,976
  Occupancy and equipment                                                                                    43,212          37,661
  Professional fees                                                                                           9,951           9,382
  Loan expense                                                                                                4,367           5,274
  Foreclosed real estate operations, net                                                                       (455)         (1,145)
  Amortization of intangible assets                                                                          14,940          15,464
  Other expense                                                                                              60,898          53,105
                                                                                                         ----------      ----------
        Total noninterest expense                                                                           246,866         227,717
                                                                                                         ----------      ----------
Income before income taxes,  minority interest, extraordinary items
  and cumulative effect of change in accounting principle                                                   199,116         167,167
Income tax expense (benefit)                                                                                 83,387          73,139
Minority interest: provision in lieu of income tax expense                                                    3,247              --
Minority interest: other                                                                                      6,747           8,184
                                                                                                         ----------      ----------
        Income before extraordinary items and cumulative effect of change in accounting principle           105,735          85,844
Extraordinary items - gains on early extinguishment of debt, net of applicable taxes of $2,083 in 2000           --           1,808
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in  2001              (1,552)             --
                                                                                                         ----------      ----------
        Net income                                                                                       $  104,183      $   87,652
                                                                                                         ==========      ==========
Earnings per share:
  Basic
    Income before extraordinary items and cumulative effect of change in accounting principle                 $0.74           $0.62
    Extraordinary items                                                                                          --            0.01
    Cumulative effect of change in accounting principle                                                       (0.01)             --
                                                                                                              -----           -----
        Net income                                                                                            $0.73           $0.63
                                                                                                              =====           =====
  Diluted
    Income before extraordinary items and cumulative effect of change in accounting principle                 $0.73           $0.60
    Extraordinary items                                                                                          --            0.01
    Cumulative effect of change in accounting principle                                                       (0.01)             --
                                                                                                              -----           -----
         Net income                                                                                           $0.72           $0.61
                                                                                                              =====           =====
Dividends declared per common share                                                                           $0.10           $  --
                                                                                                              =====           =====
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                            Six Months Ended June 30,
                                                                           ---------------------------
                                                                             2001               2000
                                                                           --------           --------
Net income                                                                 $196,969           $172,688

Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities available-for-sale:
       Unrealized holding gain (loss) arising during the period              98,126            (19,492)
       Less: reclassification adjustment for (gain) loss included
            in net income                                                    (9,572)            10,846
                                                                           --------           --------
                                                                             88,554             (8,646)
    Amortization of market adjustment for securities
       transferred from available-for-sale to held-to-maturity                3,466                670

    Transition adjustment upon adoption of SFAS No. 133                     (44,647)                --

    Change in fair value of derivatives used for cash flow hedges,
       net of applicable taxes of $11,574                                   (16,760)                --
                                                                           --------           --------
Other comprehensive income (loss)                                            30,613             (7,976)
                                                                           --------           --------
Comprehensive income                                                       $227,582           $164,712
                                                                           ========           ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended June 30,
                                                                           -----------------------------
                                                                             2001                 2000
                                                                           --------             --------
Net income                                                                 $104,183             $ 87,652

Other comprehensive income, net of tax:
     Unrealized holding (loss) gain on securities available-for-sale:
        Unrealized holding (loss) gain arising during the period             (1,042)               1,245
        Less: reclassification adjustment for (gain) loss included
           in net income                                                     (9,490)              10,846
                                                                           --------             --------
                                                                            (10,532)              12,091
     Amortization of market adjustment for securities
        transferred from available-for-sale to held-to-maturity               1,989                  670

     Change in fair value of derivatives used for cash flow hedges,
        net of applicable taxes of $14,114                                   20,437                   --
                                                                           --------             --------
Other comprehensive income                                                   11,894               12,761
                                                                           --------             --------
Comprehensive income                                                       $116,077             $100,413
                                                                           ========             ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                        Common Stock                         Additional
                                                   ------------------------     Issuable      Paid-in
                                                     Shares         Amount       Shares       Capital
                                                   -----------     --------     --------     ----------
Balance at December 31, 2000                       150,703,716     $150,704     $172,308     $1,534,736

Net income                                                  --           --           --             --
Change in net unrealized holding gain (loss)
    on securities available-for-sale                        --           --           --             --
Amortization of unrealized holding
    loss on securities held-to-maturity                     --           --           --             --
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                       --           --           --             --
Transition adjustment upon adoption of
    SFAS No. 133                                            --           --           --             --
Change in net unrealized holding loss
    on derivatives                                          --           --           --             --
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                               --           --           --             --
Issuable Shares (pro-rata 2001 usage
    of pre-merger NOLs)                                     --           --       49,109             --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                           --           --           --        (11,873)
Issuable Shares adjustment for changes
    in tax benefits                                         --           --       11,306             --
Distribution of Issuable Shares                        497,381          497       (9,582)         9,085
Adjustment to capitalized costs -
    extinguishment of Issuable Shares                       --           --           --            998
Impact of restricted common stock                       99,108           99           --          2,432
Exercise of stock options                              154,617          155           --          3,317
Purchase of treasury stock                                  --           --           --             --
Dividends on common stock                                   --           --           --             --
                                                   -----------     --------      --------    ----------
Balance at June 30, 2001                           151,454,822     $151,455      $223,141    $1,538,695
                                                   ===========     ========      ========    ==========

                                                                                             (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                  Accumulated
                                                                     Other
                                                           Comprehensive (Loss) Income
                                                     ---------------------------------------
                                                     Securities       Derivatives    Total
                                                     ----------       -----------    -----
Balance at December 31, 2000                          $(89,874)         $     --    $(89,874)

Net income                                                  --                --          --
Change in net unrealized holding gain (loss)
    on securities available-for-sale                    58,180                --      58,180
Amortization of unrealized holding
    loss on securities held-to-maturity                  3,466                --       3,466
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                   30,374                --      30,374
Transition adjustment upon adoption of
    SFAS No. 133                                            --           (44,647)    (44,647)
Change in net unrealized holding loss
    on derivatives                                          --           (16,760)    (16,760)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                               --                --          --
Issuable Shares (pro-rata 2001 usage
    of pre-merger NOLs)                                     --                --          --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                           --                --          --
Issuable Shares adjustment for changes
    in tax benefits                                         --                --          --
Distribution of Issuable Shares                             --                --          --
Adjustment to capitalized costs -
    extinguishment of Issuable Shares                       --                --          --
Impact of restricted common stock                           --                --          --
Exercise of stock options                                   --                --          --
Purchase of treasury stock                                  --                --          --
Dividends on common stock                                   --                --          --
                                                            --                --          --
                                                      --------          --------    --------
Balance at June 30, 2001                              $  2,146          $(61,407)   $(59,261)
                                                      ========          ========    ========

                                                                                  (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                          Retained            Common Stock
                                                          Earnings             in Treasury               Total
                                                       (Substantially   --------------------------    Stockholders'
                                                         Restricted)       Shares         Amount         Equity
                                                       --------------   ------------    ----------    -------------
Balance at December 31, 2000                              $698,597      (16,383,058)    $(315,737)     $2,150,734

Net income                                                 196,969               --            --         196,969
Change in net unrealized holding gain (loss)
    on securities available-for-sale                            --               --            --          58,180
Amortization of unrealized holding
    loss on securities held-to-maturity                         --               --            --           3,466
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                           --               --            --          30,374
Transition adjustment upon adoption of
    SFAS No. 133                                                --               --            --         (44,647)
Change in net unrealized holding loss
    on derivatives                                              --               --            --         (16,760)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                                1,315               --            --           1,315
Issuable Shares (pro-rata 2001 usage
    of pre-merger NOLs)                                         --               --            --          49,109
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                               --               --            --         (11,873)
Issuable Shares adjustment for changes
    in tax benefits                                             --               --            --          11,306
Distribution of Issuable Shares                                 --               --            --              --
Adjustment to capitalized costs -
    extinguishment of Issuable Shares                           --               --            --             998
Impact of restricted common stock                               --               --            --           2,531
Exercise of stock options                                       --               --            --           3,472
Purchase of treasury stock                                      --          (14,974)         (415)           (415)
Dividends on common stock                                  (26,994)              --            --         (26,994)
                                                          --------      -----------     ---------      ----------
Balance at June 30, 2001                                  $869,887      (16,398,032)    $(316,152)     $2,407,765
                                                          ========      ===========     =========      ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                    Six Months Ended June 30,
                                                                                 -------------------------------
                                                                                    2001                 2000
                                                                                 ----------           ----------
Cash flows from operating activities:
Net income                                                                       $  196,969           $  172,688
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Amortization of intangible assets                                               29,880               31,907
     Amortization (accretion) of purchase accounting premiums and
          discounts, net                                                              4,308                 (343)
     Accretion of discount on borrowings                                                573                  535
     Amortization of mortgage servicing rights                                      147,013               97,236
     (Gain) loss on sale of assets, net                                             (12,123)              16,036
     Gain on sale of foreclosed real estate, net                                     (1,717)              (6,324)
     Loss on sale, settlement and transfer of loans, net                            109,487               27,416
     Capitalization of originated mortgage servicing rights                        (131,372)             (54,478)
     Extraordinary items - gains on early extinguishment of debt, net                    --               (3,014)
     Depreciation and amortization of premises and equipment                         28,318               25,401
     Amortization of deferred debt issuance costs                                     3,676                3,674
     FHLB stock dividends                                                           (45,372)             (45,110)
     Purchases and originations of loans held for sale                           (7,060,801)          (2,289,613)
     Net proceeds from the sale of loans held for sale                            5,478,985            2,156,218
     Change in fair value of MSRs/MSR derivatives                                    (8,957)                  --
     MSR valuation provision                                                         77,000                   --
     Decrease (increase) in other assets                                            362,052              (54,069)
     Decrease (increase) in accrued interest receivable                              22,601              (22,913)
     Increase in other liabilities                                                  297,912              218,885
     Amortization of deferred compensation expense-
          restricted common stock                                                       992                1,103
     Reduction in accrued liability for state income taxes                          (25,805)                  --
     Minority interest: provision in lieu of income taxes                             3,247              161,688
     Minority interest: other                                                        13,494               14,783
     Other operating activity                                                            35                   --
                                                                                 ----------           ----------
          Net cash (used) provided by operating activities                       $ (509,605)          $  451,706
                                                                                 ----------           ----------

                                                                                                      (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended June 30,
                                                                                --------------------------------
                                                                                   2001                  2000
                                                                                -----------          -----------
Cash flows from investing activities:
       Downey Acquisition                                                       $        --          $  (379,314)
       Purchases of securities available-for-sale                                   (12,202)             (33,082)
       Proceeds from maturities of securities available-for-sale                    586,733               35,469
       Purchases of securities held-to-maturity                                      (4,992)              (1,734)
       Principal payments and proceeds from maturities
          of securities held-to-maturity                                             68,363               23,809
       Purchases of mortgage-backed securities available-for-sale                  (120,810)             (58,340)
       Principal payments on mortgage-backed securities available-for-sale        1,290,937              953,057
       Proceeds from sales of mortgage-backed securities available-for-sale         304,365              480,159
       Principal payments on mortgage-backed securities held-to-maturity            229,638              188,014
       Proceeds from sales of loans                                                  51,358               32,820
       Net decrease (increase) in loans receivable                                  557,082           (3,304,202)
       Purchases of loans receivable                                             (2,349,144)            (811,740)
       Purchases of FHLB stock, net                                                 (23,193)            (107,570)
       Purchases of premises and equipment                                          (22,195)             (20,208)
       Proceeds from disposal of premises and equipment                               6,639                  719
       Proceeds from sales of foreclosed real estate                                 17,131               48,641
       Purchases of mortgage servicing rights                                      (128,085)            (173,109)
       Hedge receipts                                                               (14,533)              (6,025)
       Purchases of derivatives                                                    (272,589)             (24,739)
       Proceeds from sales of derivatives                                           215,420               11,875
       Proceeds from sales of mortgage servicing rights                                  --                  689
                                                                                -----------          -----------
           Net cash provided (used) in investing activities                         379,923           (3,144,811)
                                                                                -----------          -----------

Cash flows from financing activities:
       Net increase in deposits                                                     912,254              216,828
       Proceeds from additional borrowings                                       59,921,714           20,055,022
       Principal payments on borrowings                                         (59,964,993)         (17,531,143)
       Net (decrease) increase in securities sold under
           agreements to repurchase                                                (596,378)             127,798
       Dividends paid to minority stockholders, net of taxes                        (13,494)             (13,394)
       Exercise of stock options and warrants                                         3,472                  142
       Purchase of treasury stock                                                      (415)             (63,536)
       Sale of treasury stock                                                            --                  112
       Dividends on common stock                                                    (26,994)                  --
                                                                                -----------          -----------
           Net cash provided by financing activities                                235,166            2,791,829
                                                                                -----------          -----------

Net change in cash and cash equivalents                                             105,484               98,724
Cash and cash equivalents at beginning of period                                    783,146              593,025
                                                                                -----------          -----------
Cash and cash equivalents at end of period                                      $   888,630          $   691,749
                                                                                ===========          ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six-month periods in the prior year have been reclassified to conform to the current period's presentation.

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

       Other minority interest represents amounts attributable to (a) the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank, and (b) that portion of stockholders' equity of Auto One, a subsidiary of the Bank, attributable to 20% of its common stock.

       All  significant   intercompany   balances  and  transactions  have  been
eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of Golden State included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A glossary of defined terms begins on page 60 of this document. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

(2)    RECLASSIFICATION OF SECURITIES
       ------------------------------

       On January 1, 2001, the Company reclassified $1.1 billion and $85.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133. The net unrealized loss related to these securities of $30.4 million, which was recorded in OCI upon their initial transfer to the held-to-maturity portfolio in April 2000, was reclassified from accumulated other comprehensive loss, and the securities were subsequently marked to market, in accordance with SFAS No. 115.

       On April 30, 2000, the Company reclassified $1.1 billion and $445.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios. These assets primarily comprised securities required as part of the Bank's regulatory liquidity portfolio. The net unrealized loss related to these securities of $64.0 million, included as a component of equity (accumulated other comprehensive loss), is being amortized to interest income over the remaining life of the securities as an adjustment of yield. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(3)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

       Cash paid (including interest credited) for interest on deposits and other interest-bearing liabilities during the six months ended June 30, 2001 and 2000 was $1.5 billion and $1.4 billion, respectively. Net cash paid for income taxes during the six months ended June 30, 2001 and 2000 was $99.9 million and $41.8 thousand, respectively.

       During the six months ended June 30, 2001, noncash activity consisted of the reclassification of $1.1 billion and $85.0 million of mortgage-backed securities and U. S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133, the reclassification of $164.8 million from mortgage servicing rights to derivative assets ($173.6 million) and derivative liabilities ($8.8 million) related to the adoption of SFAS No. 133, transfers of $5.2 million from loans held for sale (at lower of cost or market) to loans receivable, transfers of $17.8 million from loans receivable to foreclosed real estate and $0.2 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the six months ended June 30, 2001 also included the following: (a) increases of $2.4 million and $0.1 million in additional paid-in capital and common stock, respectively, for restricted common stock outstanding under an employee incentive plan; (b) the distribution of $9.6 million in Issuable Shares; (c) $1.0 million of reversals of capitalized costs - extinguishment of Issuable Shares; (d) an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation Asset of $1.3 million; and (e) adjustments of $60.4 million and $11.9 million to Issuable Shares and additional paid-in capital, respectively, related to pre-merger tax benefits retained by the previous owners of FN Holdings.

       During the six months ended June 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $445.0 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios, transfers of $31.9 million from loans receivable to foreclosed real estate, transfers of $24.2 million from loans held for sale (at lower of cost or market) to loans receivable and $5.4 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the six months ended June 30, 2000 also included the following: (a) a $211.7 million reduction of the valuation allowance of the Company's deferred tax asset representing pre-merger tax benefits, of which $161.7 million was retained by the previous owners of FN Holdings; (b) increases of $2.2 million and $218 thousand in additional paid-in capital and common stock, respectively, for restricted common stock outstanding under an employee incentive plan; (c) an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation Asset of $2.7 million; (d) the distribution of $100 million in Issuable Shares; (e) adjustments of $85.1 million and $20.6 million to Issuable Shares and additional paid-in capital, respectively, related to pre-merger tax benefits retained by the previous owners of FN Holdings; and (f) an adjustment of $1.4 million to Issuable Shares, after taxes, for interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

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

                                    Six Months Ended June 30,                 Three Months Ended June 30,
                               ------------------------------------      ------------------------------------
                               Community      Mortgage                   Community      Mortgage
                                Banking       Banking       Total         Banking       Banking        Total
                               ---------      --------     --------      ---------      -------       -------
                                                                (in thousands)
Net interest income: (a)
2001                          $673,532       $ 41,788      $715,320       $341,625     $ 33,760      $375,385
2000                           625,332          2,096       627,428        316,261        1,716       317,977

Noninterest income: (b)
2001                          $161,849       $ 22,125      $183,974       $ 78,974     $ 37,665      $116,639
2000                           116,697        119,649       236,346         57,237       59,671       116,908

Noninterest expense: (c)
2001                          $407,525       $ 77,017      $484,542       $208,913     $ 39,113      $248,026
2000                           381,181         76,018       457,199        191,586       37,291       228,877

Pre-tax contribution:
2001                          $427,856       $(13,104)     $414,752       $211,686     $ 32,312      $243,998
2000                           360,848         45,727       406,575        181,912       24,096       206,008

_____________

(a) Includes $68.6 million and $50.0 million for the six months ended June 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $134.1 million and $122.3 million for the six months ended June 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

       Includes $39.0 million and $27.7 million for the three months ended June 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $75.9 million and $69.0 million for the three months ended June 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

(b) Includes $15.5 million and $24.5 million for the six months ended June 30, 2001 and 2000, respectively, in intercompany servicing fees. Includes $7.0 million and $12.3 million for the three months ended June 30, 2001 and 2000, respectively, in intercompany servicing fees.

(c) Includes $2.3 million for each of the six months ended June 30, 2001 and 2000, in intercompany noninterest expense. Includes $1.2 million for each of the three months ended June 30, 2001 and 2000, in intercompany noninterest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       The following reconciles the above table to the amounts shown on the consolidated financial statements for the six and three months ended June 30, 2001 and 2000 (in thousands):

                                                         Six Months Ended June 30,       Three Months Ended June 30,
                                                         -------------------------       ---------------------------
                                                            2001            2000             2001            2000
                                                            ----            ----             ----            ----
Net interest income:
Total net interest income for reportable segments         $715,320        $627,428         $375,385        $317,977
Elimination of intersegment net interest income            (68,582)        (50,008)         (38,997)        (27,660)
                                                          --------        --------         --------        --------
     Total                                                $646,738        $577,420         $336,388        $290,317
                                                          ========        ========         ========        ========

Noninterest income:
Total noninterest income for reportable segments          $183,974        $236,346         $116,639        $116,908
Elimination of intersegment servicing fees                 (15,533)        (24,497)          (7,045)        (12,341)
                                                          --------        --------         --------        --------
     Total                                                $168,441        $211,849         $109,594        $104,567
                                                          ========        ========         ========        ========

Noninterest expense:
Total noninterest expense for reportable segments         $484,542        $457,199         $248,026        $228,877
Elimination of intersegment expense                         (2,320)         (2,320)          (1,160)         (1,160)
                                                          --------        --------         --------        --------
     Total                                                $482,222        $454,879         $246,866        $227,717
                                                          ========        ========         ========        ========

Pre-tax contribution:
Total contribution for reportable segments                $414,752        $406,575         $243,998        $206,008
Elimination of intersegment contribution                   (81,795)        (72,185)         (44,882)        (38,841)
                                                          --------        --------         --------        --------
     Total                                                $332,957        $334,390         $199,116        $167,167
                                                          ========        ========         ========        ========

(5)    LOANS RECEIVABLE, NET
       ---------------------

       The following details the components of loans receivable, net, at June 30, 2001 and December 31, 2000 (in thousands):

                                                                   June 30, 2001     December 31, 2000
                                                                   -------------     -----------------
Loan Portfolio:
     1-4 unit residential                                           $31,778,010         $30,828,368
     Multi-family residential                                         3,963,298           3,569,228
     Commercial real estate                                           2,470,338           2,487,093
     Land                                                                19,410              22,384
     Construction                                                         6,984               7,416
                                                                    -----------         -----------
        Total real estate loans                                      38,238,040          36,914,489
                                                                    -----------         -----------

     Equity-line                                                        566,411             538,524
     Other consumer loans                                               311,101             302,559
     Auto loans, net                                                  1,808,634           1,567,257
     Commercial loans                                                   654,750             557,796
                                                                    -----------         -----------
        Total loans receivable                                       41,578,936          39,880,625
                                                                    -----------         -----------

     Deferred loan fees, costs, discounts and premiums, net             246,216             229,962
     Allowance for loan losses                                         (515,979)           (526,308)
     Purchase accounting adjustments, net                                 6,893               8,535
                                                                    -----------         -----------
        Loans receivable, net                                       $41,316,066         $39,592,814
                                                                    ===========         ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(6)    DEPOSITS
       --------

       Deposits at June 30, 2001 and December 31, 2000 are comprised of the following (dollars in thousands):

                                                               June 30, 2001      December 31, 2000
                                                               -------------      -----------------
Transaction Accounts:
     Non-interest checking                                      $ 1,845,679          $ 1,716,741
     Interest-bearing checking                                    2,032,122            2,063,185
                                                                -----------          -----------
        Subtotal checking                                         3,877,801            3,779,926

     Money market                                                 4,100,378            2,948,853
     Passbook savings                                             2,998,400            3,086,851
                                                                -----------          -----------
        Total transaction accounts                               10,976,579            9,815,630

Certificates of deposit                                          11,232,122           12,241,809
                                                                -----------          -----------
        Subtotal retail deposits                                 22,208,701           22,057,439

     Custodial accounts                                           1,885,850              825,438
     Accrued interest payable                                        64,225               80,225
     Purchase accounting                                                654                1,009
                                                                -----------          -----------
        Total retail deposits                                    24,159,430           22,964,111

     Brokered deposits                                              182,162              465,643
                                                                -----------          -----------
        Total deposits                                          $24,341,592          $23,429,754
                                                                ===========          ===========

     Demand deposits as a % of retail deposits
        (including custodials)                                         23.9%                20.1%
     Transaction accounts as a % of retail deposits
        (including custodials)                                         53.4%                46.5%

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

                                                                   Severance and
                                                 Branch             Termination            Contract
                                             Consolidations           Benefits           Terminations        Total
                                             --------------        -------------         ------------       -------
Balance at December 31, 2000                    $16,044                $12,529               $--            $28,573
    Additional liabilities recorded                  --                     --                --                 --
    Charges to liability account                 (2,144)                   (29)               --             (2,173)
                                                -------                -------               ---            -------
Balance at June 30, 2001                        $13,900                $12,500               $--            $26,400
                                                =======                =======               ===            =======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(8)    INCOME TAXES
       ------------

       During the six months ended June 30, 2001, Golden State recorded net income tax expense of $117.7 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       In addition, a provision in lieu of income taxes was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

        During the six months ended June 30, 2000, Golden State recorded a net income tax benefit of $11.8 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the owners of the former FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders and no impact on the expected level of Issuable Shares.

(9)    STOCKHOLDERS' EQUITY
       --------------------

       COMMON STOCK

       At June 30, 2001 and December 31, 2000, there were 135,056,790 and 134,320,658 shares, respectively, of Golden State common stock issued and outstanding, (net of treasury stock). Common stock outstanding included 230,819 and 246,756 restricted shares at June 30, 2001 and December 31, 2000, respectively.

       Pursuant to the Golden State Merger agreement, 497,381 shares of Golden State common stock, valued at $9.6 million, were issued to Hunter's Glen on January 23, 2001. See "--Issuable Shares."

       During the six months ended June 30, 2001, stock options for 154,617 shares were exercised. See note 10.

       ISSUABLE SHARES

       Based upon the Company's 2000 taxable income as filed in its federal income tax return, shares valued at $204.7 million (10,683,148 shares) were contractually issuable during the year ended December 31, 2000 to GSB Investments and Hunter's Glen. The number of shares was based on the use of pre-merger net operating losses and other net deferred tax assets, based upon actual taxable earnings and the average share price during the year.

       During the six months ended June 30, 2001 and 2000, the Company recorded $49.1 million and $85.1 million of Issuable Shares related to the Company's pro-rata usage in 2001 and 2000 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger agreement, these amounts are payable to GSB Investments and Hunter's Glen as Issuable Shares.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       During the second quarter of 2001, the Company recorded $11.3 million in Issuable Shares related to additional pre-merger tax benefits retained by the previous owners of FN Holdings, GSB Investments and Hunter's Glen. These additional benefits resulted from imputed interest deductions on benefits payable to the former owners and additional operating losses made available as a result of a corporate dissolution.

       During the second quarter of 2000, the Company recorded $1.4 million in Issuable Shares related to interest receivable on a federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

       Issuable Shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 13.

       ADDITIONAL PAID-IN CAPITAL

       During the six months ended June 30, 2001 and 2000, respectively, the Company recorded reductions to additional paid-in capital of $11.9 million and $20.6 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. The tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. See note 8.

       RETAINED EARNINGS

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill Litigation Asset equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTW(TM)s. At December 31, 2000, the equalization adjustment was written down to its fair value of $20.6 million. Since the market value of the LTW(TM)s, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.31 per share at June 30, 2001 from $1.1875 per share at December 31, 2000, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $21.9 million, resulting in an increase in retained earnings and the contribution receivable of $1.3 million during the six months ended June 30, 2001.

       TREASURY STOCK

       At June 30, 2001, the Company had 16,398,032 shares of its common stock in treasury at an aggregate cost of $19.28 per share.

       During the six months ended June 30, 2001, the Company repurchased 14,974 shares of common stock, at an aggregate purchase price of $415 thousand, or an average of $27.72 per share. There were no shares of treasury stock issued during the six months ended June 30, 2001.

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

       DIVIDENDS

       On June 1, 2001 and March 1, 2001, Golden State paid a dividend of $0.10 per common share totalling $13.5 million on each date, to stockholders of record as of May 7, 2001 and February 2, 2001, respectively. There were no dividends on common stock during the six months ended June 30, 2000.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(10)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

       In the first quarter of 2001, the Company granted to its employees non-qualified stock options equivalent to 851,000 shares of common stock at a weighted average price of $25.67 per share under the Golden State Bancorp Inc. Omnibus Stock Plan. In the second quarter of 2001, the Company granted an additional 560,100 non-qualified stock options at a weighted average price of $30.75 per share. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the six months ended June 30, 2001, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three months ended June 30, 2001, 91,101 options were exercised and 4,432 options were cancelled or expired under all plans. During the six months ended June 30, 2001, 154,617 options were exercised and 21,677 options were cancelled or expired under all plans. During the three and six months ended June 30, 2000, 14,307 options were exercised and 45,116 and 64,366 options, respectively, were cancelled or expired under all plans.

       At June 30, 2001 and 2000, options to acquire an equivalent of 4,906,205 and 3,828,259 shares and 966,166 and 1,177,775 LTW(TM)s, respectively, remained outstanding under all plans.

       On January 22, 2001, the Company awarded to certain of its employees 99,108 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the awards was $26.38 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three and six months ended June 30, 2001, 5,911 and 115,045 restricted shares were vested. No restricted stock vested during the three and six months ended June 30, 2000. At June 30, 2001, a total of 230,819 restricted shares was outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2001, $0.5 million and $1.0 million, respectively, in compensation expense was recognized related to such awards. During the three and six months ended June 30, 2000, $0.5 million and $1.1 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 13.

(11)   EXTRAORDINARY ITEMS
       -------------------

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(12)   Cumulative Effect of Change in Accounting Principle
       ---------------------------------------------------

       On September 21, 2000, the EITF issued EITF No. 99-20. This document, which was effective on April 1, 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

       On April 1, 2001, the Company identified a portfolio of securities with a total book value of $80.7 million which are subject to the impairment provisions of EITF No. 99-20. All of these securities had previously been reported as available-for-sale securities, with changes in fair value reflected in OCI. As a result of its implementation of EITF No. 99-20, the Company recorded a loss of $1.6 million, net of income tax credits of $1.1 million, representing the cumulative effect of a change in accounting principle.

(13)   EARNINGS PER SHARE INFORMATION
       ------------------------------

       Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                              Six Months Ended June 30,                       Three Months Ended June 30,
                                      ------------------------------------------      ------------------------------------------
                                             2001                   2000                     2001                  2000
                                      -------------------    -------------------      -------------------    -------------------
                                       Basic     Diluted      Basic     Diluted        Basic     Diluted      Basic     Diluted
                                        EPS        EPS         EPS        EPS           EPS        EPS         EPS        EPS
                                       -----     -------      -----     -------        -----     -------      -----     -------
Income before extraordinary items
    and cumulative effect of a
    change in accounting principle    $198,521   $198,521    $169,674   $169,674      $105,735   $105,735   $ 85,844    $ 85,844
Extraordinary items                         --         --       3,014      3,014            --         --      1,808       1,808
Cumulative effect of a change in
    accounting principle                (1,552)    (1,552)         --         --        (1,552)    (1,552)        --          --
                                      --------   --------    --------   --------      --------   --------   --------    --------
    Net income                        $196,969   $196,969    $172,688   $172,688      $104,183   $104,183   $ 87,652    $ 87,652
                                      ========   ========    ========   ========      ========   ========   ========    ========
Weighted average common
    shares outstanding (a)             134,670    134,670     122,448    122,448       134,783    134,783    122,710     122,710
Issuable Shares (b)                      7,915      7,915      14,247     14,247         8,456      8,456     16,505      16,505
                                      --------   --------    --------   --------      --------   --------   --------    --------
Total weighted average basic
    common shares outstanding          142,585    142,585     136,695    136,695       143,239    143,239    139,215     139,215
                                      --------   --------    --------   --------      --------   --------   --------    --------
Effect of dilutive securities:
    Options and warrants (c)                --        756          --      3,008            --        818         --       3,711
    Issuable Shares (b)                     --         --          --      2,233            --         --         --          --
    Restricted stock (a)                    --        134          --         86            --        168         --         111
                                      --------   --------    --------   --------      --------   --------   --------    --------
Total weighted average diluted
    common shares outstanding (b)      142,585    143,475     136,695    142,022       143,239    144,225    139,215     143,037
                                      ========   ========    ========   ========      ========   ========   ========    ========

Income before extraordinary items
    and cumulative effect of a
    change in accounting principle    $   1.39   $   1.38    $   1.24   $   1.19      $   0.74   $   0.73   $   0.62    $   0.60
Extraordinary items                         --         --        0.02       0.02            --         --       0.01        0.01
Cumulative effect of a change in
    accounting principle                 (0.01)     (0.01)         --         --         (0.01)     (0.01)        --          --
                                      --------   --------    --------   --------      --------   --------   --------    --------
Earnings per common share             $   1.38   $   1.37    $   1.26   $   1.21      $   0.73   $   0.72   $   0.63    $   0.61
                                      ========   ========    ========   ========      ========   ========   ========    ========

___________

(a) 2001 and 2000 basic weighted average common shares outstanding exclude the effect of unvested restricted common stock awarded to employees of the Company.

                                              (Footnotes continued on next page)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(b) 2001 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: 1,296,635 shares based on the use of pre-merger tax benefits during 2001; 7,159,055 shares based on the use of pre-merger tax benefits during 2000 and 1999; the effect of 497,381 shares issued to Hunter's Glen on January 23, 2001 for net tax benefits realized during 1999 and for a Federal tax refund and related interest associated with Old California Federal for periods prior to the Golden State Acquisition.

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 4,735,227 shares issued on May 22, 2000 and 6,711,065 shares issuable to GSB Investments and Hunter's Glen based on the use of pre-merger tax benefits during 1999.

       2000 total basic and diluted weighted average common shares outstanding shares include the effect, as appropriate, of 147,677 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

       2000 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of 2,856,956 shares estimated to be issuable to GSB Investments and Hunter's Glen related to a Federal tax refund and related interest received in 2000 associated with Old California Federal for periods prior to the Golden State Acquisition.

       2000 total basic and diluted weighted average shares outstanding include the effect of 4,199,868 shares, estimated to be issuable to GSB Investments and Hunter's Glen based on the anticipated use of pre-merger tax benefits. See note 9.

(c) Golden State's diluted shares outstanding are not affected by the LTW(TM)s until they become exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

(14)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       ---------------------------------------------

       INTEREST RATE RISK MANAGEMENT - RISK MANAGEMENT POLICIES - CASH FLOW HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

       The primary focus of the Company's asset/liability management program is to monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios in order to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities and on mortgage prepayment speeds (which affect the mortgage servicing rights asset) during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

       INTEREST RATE RISK MANAGEMENT - CASH FLOW HEDGING INSTRUMENTS - BALANCE SHEET HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company uses variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. It has received short-term variable-rate FHLB advances and Repos. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       Management believes it is prudent to limit the variability of a portion of its interest payments, and therefore, generally hedges a significant portion of its variable-rate interest payments.

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

       RESULTS
       -------

       Risk management results for the quarter ended June 30, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

       Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and six months ended June 30, 2001 was $14.7 million and $20.1 million, respectively.

       As of the date of the initial application of SFAS No. 133, January 1, 2001, approximately $18.1 million of losses reported in OCI and associated with the transition adjustment related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2001.

       As of June 30, 2001, approximately $30.4 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending June 30, 2002.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company either purchases or originates mortgage servicing rights as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to changes in the level of prepayments. Mortgage servicing rights are generally recorded in the financial statements at the lesser of their amortized cost or their fair value, unless they are designated as a fair value hedge, in accordance with SFAS No. 133. The carrying value of mortgage servicing rights in a designated hedging relationship will be adjusted upwards or downwards depending upon the effectiveness of the hedge.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

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

       PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The structure of this instrument results in increased cash flows and positive changes in the value of the swap during a declining interest rate environment. This positive change in the value of the swap is highly correlated to prepayment activity.

       Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential represents the difference between a long-term rate (e.g., 10-year Constant Maturity Swap), and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential by the counterparty, should the current long-term rate fall below the strike level of the agreement. The Company generally receives cash monthly on purchased floors (when the current interest rate falls below the strike rate).

       A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The nature and strategies associated with swaptions are similar to the other derivative instruments described above.

       RESULTS
       -------

       Risk management results related to the hedging of mortgage servicing rights for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands):

       Loss on designated derivative contracts                        $(108,198)
       Increase in value of designated mortgage servicing rights        114,750
                                                                      ---------
       Net hedge ineffectiveness                                      $   6,552
                                                                      =========

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans that are expected to be sold in the near future. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are recorded at the lower of aggregate amortized cost or market value. These loans expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       Management believes it is prudent to limit the variability of a major portion of the change in fair value of its loans held for sale. It is the Company's objective to hedge primarily all of its warehoused loans held for sale to third parties.

       STRATEGIES
       ----------

       To meet this objective, management employs forward loan sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.

       The forward loan sales lock in the price for the sale of either the specific loans classified as held for sale or for a generic group of loans similar to the specific loans classified as held for sale.

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

       Gain on designated forward loan sale commitments                $ 12,080
       Decrease in value of warehouse loans                             (10,443)
                                                                       --------
       Net hedge ineffectiveness                                       $  1,637
                                                                       ========

       DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

       PURPOSE  -  INTEREST  RATE  LOCK   COMMITMENTS   AND  FORWARD  LOAN  SALE
       -------------------------------------------------------------------------
       COMMITMENTS
       -----------

       The Company enters into rate lock commitments to extend credit to borrowers for generally a 30-day period. Some of these rate lock commitments will ultimately expire without being completed. During discussions leading to the implementation of SFAS No. 133, the DIG, a committee organized by FASB to advise it on initial implementation issues, concluded that rate lock commitments for mortgages that would be held for sale should be accounted for as derivative instruments and valued, therefore, at fair market value. In determining the fair market value of the rate lock commitments, the Company excludes the fair market value of any future servicing rights.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

       Gain on undesignated  forward loan sale commitments  recognized to income     $11,096
       Loss on undesignated interest rate loan commitments recognized to income       (9,093)
                                                                                     -------
       Net gain on derivatives                                                       $ 2,003
                                                                                     =======

(15)   RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

       BUSINESS COMBINATIONS

       On July 20, 2001, the FASB issued SFAS No. 141 which defines a business combination as a transaction through which an enterprise acquires all or a portion of the net assets that constitute a business or equity interests of one or more enterprises and obtains control over those enterprises. This definition is not substantively different from the APB Opinion No. 16 definition.

       SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interests method to account for business combinations, which APB Opinion No. 16 required to be used when certain criteria were met, is prohibited. SFAS No. 141 provides guidance for determining the acquired enterprise. In addition, SFAS No. 141 requires that additional information be disclosed about business combination transactions.

       The accounting, disclosure and financial statement provisions of SFAS No. 141 are effective for business combinations initiated after June 30, 2001.

       The implementation of SFAS No. 141 is not expected to materially impact the Company's financial condition or operating results.

       GOODWILL AND OTHER INTANGIBLE ASSETS

       On July 20, 2001, the FASB also issued SFAS No. 142. SFAS No. 142 supersedes APB Opinion No. 17 and establishes new accounting standards for both identifiable and unidentifiable intangible assets acquired in a business combination, including goodwill, but does not address internally developed intangible assets. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17. Instead, goodwill would be tested for impairment at a level referred to as a reporting unit. A reporting unit is the same level as, or one level below, an operating segment (as that term is used in SFAS No. 131).

       Goodwill would be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of a reporting unit below its carrying value. An example of such an event or circumstance may include an adverse change in the business climate or market, a legal factor, an action by regulators, an introduction of competition, or a loss of key personnel. Goodwill would also be tested for impairment on an interim basis when (a) a more-likely-than-not expectation exists that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, (b) a significant asset group within a reporting unit is tested for recoverability under SFAS No. 121, or (c) a subsidiary of that reporting unit has recognized a goodwill impairment loss. The fair value of each reporting unit would not have to be recomputed every year if the components of the reporting unit had not changed since the previous fair value computation, the previous fair value amount exceeded the carrying amount of the reporting unit by a substantial margin, and no evidence exists indicating that the current fair value of the reporting unit may be less than its current carrying amount.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

       Goodwill would be tested for impairment using a two-step approach. The first step is a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and no further work is required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test must be performed. The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount. If the implied fair value of goodwill is less than its carrying amount, goodwill is considered impaired and an impairment loss recognized. The impairment loss would be measured as the amount by which the carrying amount of goodwill exceeds its implied fair value.

       An acquired intangible asset other than goodwill would be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 121.

       The  aggregate  amount of goodwill  would be presented as a separate line item in the balance sheet. The aggregate amount of goodwill impairment losses would be presented as a separate line item in the operating section of the income statement unless a goodwill impairment loss is associated with a discontinued operation. At a minimum, intangible assets would be aggregated and presented as a separate line item in the statement of financial position. Amortization expense and impairment losses for intangible assets other than goodwill would be presented in income statement line items as deemed appropriate for each entity.

       SFAS No. 142 is effective for the Company on January 1, 2002.

       Management is in the process of reviewing the records from the Company's various acquisitions. At present, it appears that at least 90% of the Company's intangible asset represents goodwill and will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result, management expects GAAP earnings to increase by $13.8 million per quarter in 2002.

       ACCOUNTING   FOR   TRANSFERS   AND   SERVICING   FINANCIAL   ASSETS   AND
       EXTINGUISHMENTS OF LIABILITIES

       On September 29, 2000, the FASB issued SFAS No. 140. SFAS No. 140 replaces SFAS No. 125, which was issued in June of 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In general, SFAS No. 140 was effective for transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

       The implementation of SFAS No. 140 on April 1, 2001 (incremental provisions that were not previously part of SFAS No. 125) did not materially impact the Company's financial condition or operating results.

(16)   SUBSEQUENT EVENT
       ----------------

       On July 27, 2001, the Company paid GSB Investments $64.0 million resulting in the extinguishment of GSB Investments' right to receive $75.0 million of Issuable Shares calculated in accordance with the Golden State Merger agreement.

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

OVERVIEW

       Golden State, through California Federal, operates retail branches that provide deposit products such as demand, transaction and savings accounts, and sells investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Company originates and/or purchases commercial real estate, commercial and consumer loans for investment. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

       NET INCOME

       Golden State reported income before the cumulative effect of change in accounting principle of $198.5 million, or $1.38 per diluted share for the six months ended June 30, 2001. Income before extraordinary items was $169.7 million, or $1.19 per diluted share for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $197.0 million, or $1.37 per diluted share, compared with net income of $172.7 million, or $1.21 per diluted share, for the corresponding period in 2000. Net income for the six months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of a change in accounting principle. Net income for the six months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $3.0 million.

       Golden State reported income before the cumulative effect of change in accounting principle of $105.7 million, or $0.73 per diluted share for the three months ended June 30, 2001. Income before extraordinary items was $85.8 million, or $0.60 per diluted share for the three months ended June 30, 2000. Net income for the three months ended June 30, 2001 was $104.2 million, or $0.72 per diluted share, compared with net income of $87.7 million, or $0.61 per diluted share, for the corresponding period in 2000. Net income for the three months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of a change in accounting principle. Net income for the three months ended June 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $1.8 million.

       FINANCIAL CONDITION

       During the six months ended June 30, 2001, consolidated total assets increased $784.8 million from December 31, 2000, to $61.3 billion, and total liabilities increased from $57.9 billion to $58.4 billion. Loans receivable and loans held for sale increased $1.7 billion and $1.5 billion, respectively, during the six month period, while securities and mortgage-backed securities declined $623 million and $1.6 billion, respectively, during the same period. This shift represents strong loan production by the Company coupled with high repayment rates for both loans and securities in light of the current declining interest rate environment. Deposits increased $912 million during the six months ended June 30, 2001, reflecting an increase of $1.2 billion in transaction accounts, offset by a $1.1 billion decline in certificates of deposit - part of management's goal to become more "bank-like" and to lower its cost of funds. Custodial accounts increased $1.1 billion, or 128%, over December 31, 2000 balances, a direct result of the increase in repayments in the loan servicing portfolio. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $643 million during the six months ended June 30, 2001.

       During the six months ended June 30, 2001, stockholders' equity increased $257.0 million to $2.4 billion. The increase in stockholders' equity is principally the net result of $197.0 million in net income for the period, a $58.2 million improvement in net unrealized gain/loss, after tax, on securities available-for-sale, $30.4 million in unrealized loss on securities reclassified from held-to-maturity to available-for-sale and $50.8 million in net additions to Issuable Shares, primarily related to pre-merger tax benefits retained by the previous owners of FN Holdings. These amounts are offset, in part, by a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133, $16.8 million in net unrealized losses, after tax, on derivatives, $27.0 million of common stock dividends and $11.9 million in adjustments to additional paid-in capital related to pre-merger tax benefits recorded to goodwill. Book value per diluted share increased $1.68 at June 30, 2001 to $16.64, from $14.96 at December 31, 2000. Tangible book value per share increased $1.92, or 19%, over the same period, from $10.15 at December 31, 2000 to $12.07 at June 30, 2001. Common shares outstanding totalled 135.1 million and 134.3 million at June 30, 2001 and December 31, 2000, respectively. Diluted shares outstanding totalled
144.7 million at June 30, 2001 and 143.8 million at December 31, 2000.

       Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $127.2 million at June 30, 2001 compared with $140.9 million at December 31, 2000. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.21% at June 30, 2001 from 0.23% at December 31, 2000.

RESULTS OF OPERATIONS

       SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                        Six Months Ended June 30, 2001
                                                                   ---------------------------------------
                                                                   Average                         Average
                                                                   Balance        Interest           Rate
                                                                   -------        --------           ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)         $ 1,051        $   32             6.01%
     Mortgage-backed securities available-for-sale                  10,385           345             6.64
     Mortgage-backed securities held-to-maturity                     1,685            71             8.43
     Loans held for sale, net                                        1,565            53             6.73
     Loans receivable, net:
          Residential                                               31,761         1,124             7.08
          Commercial real estate                                     6,130           256             8.36
          Commercial banking                                           570            25             8.69
          Consumer                                                     875            40             9.31
          Auto                                                       1,700            96            11.38
                                                                   -------        ------
     Total loans receivable, net                                    41,036         1,541             7.52
     FHLB stock                                                      1,391            45             6.58
                                                                   -------        ------
          Total interest-earning assets                             57,113         2,087             7.31%
                                                                                  ------
Noninterest-earning assets                                           3,595
                                                                   -------
          Total assets                                             $60,708
                                                                   =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                      $23,962           465             3.91%
     Securities sold under agreements to repurchase (3)              3,992           121             6.05
     Borrowings (3)                                                 28,784           854             5.96
                                                                   -------        ------
          Total interest-bearing liabilities                        56,738         1,440             5.09%
                                                                                  ------
Noninterest-bearing liabilities                                      1,270
Minority interest                                                      497
Stockholders' equity                                                 2,203
                                                                   -------
          Total liabilities, minority interest
             and stockholders' equity                              $60,708
                                                                   =======
Net interest income                                                               $  647
                                                                                  ======
Interest rate spread                                                                               2.22%
                                                                                                  =====
Net interest margin                                                                                2.25%
                                                                                                  =====
Return on average assets                                                                           0.65%
                                                                                                  =====
Return on average equity                                                                          17.88%
                                                                                                  =====
Average equity to average assets                                                                   3.63%
                                                                                                  =====
Dividend payout ratio                                                                             14.49%
                                                                                                  =====

                                                                       Six Months Ended June 30, 2000
                                                                     -----------------------------------
                                                                     Average                     Average
                                                                     Balance       Interest       Rate
                                                                     -------       --------       ----
                                                                            (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)           $ 1,429       $   46         6.42%
     Mortgage-backed securities available-for-sale                    13,158          435         6.62
     Mortgage-backed securities held-to-maturity                       2,390           91         7.60
     Loans held for sale, net                                            764           29         7.51
     Loans receivable, net:
          Residential                                                 28,667          992         6.92
          Commercial real estate                                       5,553          227         8.20
          Commercial banking                                             506           24         9.68
          Consumer                                                       716           36         9.99
          Auto                                                         1,073           64        11.96
                                                                     -------       ------
     Total loans receivable, net                                      36,515        1,343         7.36
     FHLB stock                                                        1,250           45         7.26
                                                                     -------       ------
          Total interest-earning assets                               55,506        1,989         7.17%
                                                                                   ------
Noninterest-earning assets                                             2,867
                                                                     -------
          Total assets                                               $58,373
                                                                     =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                        $22,910          443         3.89%
     Securities sold under agreements to repurchase (3)                5,606          173         6.09
     Borrowings (3)                                                   26,729          796         5.97
                                                                     -------       ------
          Total interest-bearing liabilities                          55,245        1,412         5.12%
                                                                                   ------
Noninterest-bearing liabilities                                        1,072
Minority interest                                                        497
Stockholders' equity                                                   1,559
                                                                     -------
          Total liabilities, minority interest
             and stockholders' equity                                $58,373
                                                                     =======
Net interest income                                                                $  577
                                                                                   ======
Interest rate spread                                                                              2.05%
                                                                                                 =====
Net interest margin                                                                               2.07%
                                                                                                 =====

Return on average assets                                                                          0.59%
                                                                                                 =====
Return on average equity                                                                         22.15%
                                                                                                 =====
Average equity to average assets                                                                  2.67%
                                                                                                 =====
Dividend payout ratio                                                                              N/A

_______________
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities held-to-maturity, securities available-for-sale and interest-bearing deposits in other banks.

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

                                                                   Six Months Ended June 30, 2001 vs. 2000
                                                                         Increase (Decrease) Due to
                                                                   ---------------------------------------
                                                                    Volume          Rate             Net
                                                                    ------          ----             ---
                                                                                (in millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks              $ (11)           $(3)           $ (14)
     Mortgage-backed securities available-for-sale                    (92)             1              (91)
     Mortgage-backed securities held-to-maturity                      (31)            11              (20)
     Loans held for sale, net                                          27             (3)              24
     Loans receivable, net                                            169             29              198
                                                                     ----            ---             ----
          Total                                                        62             35               97
                                                                     ----            ---             ----
INTEREST EXPENSE:

     Deposits                                                          19              2               21
     Securities sold under agreements to repurchase                   (50)            (1)             (51)
     Borrowings                                                        60             (2)              58
                                                                     ----            ---             ----
          Total                                                        29             (1)              28
                                                                     ----            ---             ----
                  Change in net interest income                      $ 33            $36             $ 69
                                                                     ====            ===             ====

       INTEREST INCOME. Total interest income was $2.1 billion for the six months ended June 30, 2001, an increase of $97.1 million from the six months ended June 30, 2000. Total interest-earning assets for the six months ended June 30, 2001 averaged $57.1 billion, compared to $55.5 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the six months ended June 30, 2001 increased to 7.31% from 7.17% for the six months ended June 30, 2000, primarily due to a higher percentage of loans to total earning assets and the lagging effect of the repricing of higher rate variable-rate loans and securities. At June 30, 2001, 14% of the Company's portfolio loans were tied to COFI indices, 14% to Treasury-based indices and 44% were "hybrid" ARMS - fixed for three to ten years and then adjusting annually. Twenty-four percent of the portfolio is fixed. The remaining 4% of the portfolio is in other adjustable-rate products.

       Golden State earned $1.5 billion of interest income on loans receivable for the six months ended June 30, 2001, an increase of $197.5 million from the six months ended June 30, 2000. The average balance of loans receivable was $41.0 billion for the six months ended June 30, 2001, compared to $36.5 billion for the same period in 2000. The weighted average yield on loans receivable increased to 7.52% for the six months ended June 30, 2001 from 7.36% for the six months ended June 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production from the Downey Acquisition.

       Loan production during the six months ended June 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                Six Months Ended June30,
                                               --------------------------
                                                 2001             2000
                                                 ----             ----

Loans funded:
    Residential real estate loans              $11,313,830     $7,387,065
    Commercial real estate loans                   886,836        623,956
    Commercial loans                               523,254        343,056
    Consumer nonmortgage loans                     403,546        354,117
    Other                                               --            124
                                               -----------     ----------

       Total loans funded                      $13,127,466     $8,708,318
                                               ===========     ==========

Loans purchased:
    Residential real estate loans              $ 1,723,576     $  335,845
    Auto loans                                     625,568        475,895
                                               -----------     ----------
       Total loans purchased                   $ 2,349,144     $  811,740
                                               ===========     ==========

       The increase in the weighted average yield is primarily due to the lagging effect of the repricing of variable-rate loans at higher rates, partially offset by lower rates on new purchases of prime auto loans.

       Golden State earned $52.7 million of interest income on loans held for sale for the six months ended June 30, 2001, an increase of $24.0 million from the six months ended June 30, 2000. The average balance of loans held for sale was $1.6 billion for the six months ended June 30, 2001, an increase of $801.0 million from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $7.5 billion during the six months ended June 30, 2001, an increase of more than 200% over the $2.4 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.73% for the six months ended June 30, 2001 from 7.51% for the six months ended June 30, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available-for-sale was $345.0 million for the six months ended June 30, 2001, a decrease of $90.6 million from the six months ended June 30, 2000. The average portfolio balance decreased $2.8 billion, to $10.4 billion, for the six months ended June 30, 2001 compared to the same period in 2000. The weighted average yield on these assets increased from 6.62% for the six months ended June 30, 2000 to 6.64% for the six months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The increase in the weighted average yield is primarily due to a lagging effect of the repricing of variable-rate securities at higher rates.

       Interest income on mortgage-backed securities held-to-maturity was $71.0 million for the six months ended June 30, 2001, a decrease of $19.9 million from the six months ended June 30, 2000. The average portfolio balance decreased $0.7 billion, to $1.7 billion, for the six months ended June 30, 2001 compared to the same period in 2000, primarily due to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the six months ended June 30, 2001 and 2000 were 8.43% and 7.60%, respectively. The increase in the weighted average yield is primarily the result of a lagging effect of the repricing of variable-rate securities at higher rates and the $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

       Interest income on securities and interest-bearing deposits in other banks was $31.6 million for the six months ended June 30, 2001, a decrease of $14.3 million from the six months ended June 30, 2000. The average portfolio balance was $1.1 billion and $1.4 billion for the six months ended June 30, 2001 and 2000, respectively. The lower weighted average yield of 6.01% for the six months ended June 30, 2001 compared to 6.42% for the six months ended June 30, 2000 is primarily due to the $2.4 million in interest income on a federal income tax refund related to Old California Federal, received in the first half of 2000 (for which there is no corresponding earning asset), and the repricing of securities at lower rates during the first half of 2001.

       Dividends on FHLB stock were $45.4 million for the six months ended June 30, 2001, an increase of $0.3 million from the six months ended June 30, 2000. The average balance outstanding during the six months ended June 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock declined to 6.58% for the six months ended June 30, 2001 from 7.26% for the six months ended June 30, 2000. The increase in the average balance is due to an increase in borrowings from the FHLB, while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $1.4 billion for the six months ended June 30, 2001, an increase of $27.7 million from the six months ended June 30, 2000. The increase is primarily the result of additional FHLB borrowings and deposits used to fund the increase in total assets.

       Interest expense on deposits, including Brokered Deposits, was $464.5 million for the six months ended June 30, 2001, an increase of $21.3 million from the six months ended June 30, 2000. The average balance of deposits outstanding increased from $22.9 billion for the six months ended June 30, 2000 to $24.0 billion for the six months ended June 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, money market accounts, retail customer checking and certificates of deposit, partially offset by a decline in savings account balances. The overall weighted average cost of deposits increased to 3.91% for the six months ended June 30, 2001 from 3.89% for the six months ended June 30, 2000, primarily due to a higher average balance of higher rate certificates of deposit in the first half of 2001, as a result of a major CD campaign undertaken during the fourth quarter of 2000.

       Interest expense on securities sold under agreements to repurchase totalled $121.4 million for the six months ended June 30, 2001, a decrease of $51.3 million from the six months ended June 30, 2000. The average balance of such borrowings for the six months ended June 30, 2001 and 2000 was $4.0 billion and $5.6 billion, respectively. The decrease in the average balance is primarily the result of maturities during the first half of 2001. The weighted average interest rate on these instruments decreased to 6.05% for the six months ended June 30, 2001 from 6.09% for the six months ended June 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and repricing of variable-rate borrowings at lower rates during the first half of 2001.

       Interest expense on borrowings totalled $854.0 million for the six months ended June 30, 2001, an increase of $57.7 million from the six months ended June 30, 2000. The average balance outstanding for the six months ended June 30, 2001 and 2000 was $28.8 billion and $26.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.96% for the six months ended June 30, 2001 from 5.97% for the six months ended June 30, 2000. The change in the average volume is the result of additional FHLB borrowings used to fund the increase in total assets.

       NET INTEREST INCOME. Net interest income was $646.7 million for the six months ended June 30, 2001, an increase of $69.3 million from the six months ended June 30, 2000. The interest rate spread increased to 2.22% for the six months ended June 30, 2001 from 2.05% for the six months ended June 30, 2000, primarily as a result of the higher percentage of loans to total earning assets and the lagging effect of the repricing of higher-rate variable-rate loans and securities, coupled with the replacement of maturities and the repricing of higher rate interest-bearing liabilities with lower costing instruments. The net interest margin increased to 2.25% for the six months ended June 30, 2001, up 18 basis points from the 2.07% reported during the first half of 2000.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $168.4 million for the six months ended June 30, 2001, representing a decrease of $43.4 million from the six months ended June 30, 2000.

       Loan servicing fees for the Company, net of amortization of MSRs, pass-through interest expense, net unrealized gains on MSRs/MSR derivatives and valuation provision were $(6.9) million for the six months ended June 30, 2001, compared to $85.8 million for the six months ended June 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                    2001              2000
                                                    ----              ----

Components of loan servicing fees, net:
   Loan servicing fees                            $224,292          $187,828
   Amortization of mortgage servicing rights      (147,013)          (97,236)
   Pass-through interest expense                   (16,142)           (4,769)
   Net gain on MSRs/MSR derivatives                  8,957                --
   MSR valuation provision                         (77,000)               --
                                                   -------          --------
       Total loan servicing fees, net             $ (6,906)         $ 85,823
                                                  ========          ========

       As the table reflects, loan servicing fees increased $36.5 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $78.6 billion at June 30, 2000 to $83.3 billion at June 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 25.6% for the six months ended June 30, 2001 compared to 11.8% for the six months ended June 30, 2000. This runoff rate also influences MSR amortization, which increased $49.8 million in the first six months of 2001 over the same period in 2000; the MSR amortization rate averaged 20.3% for the six months ended June 30, 2001 compared to 14.0% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance for the six months ended June 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $11.4 million (238%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $9.0 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. A $77.0 million pre-tax valuation allowance was recorded during the six months ended June 30, 2001. On an aggregate basis, in all ten tranches, at June 30, 2001, the estimated fair value of the MSRs was $47.5 million higher than book value (net of valuation allowance). See "--Mortgage Banking Risk Management."

       Customer banking fees were $105.8 million for the six months ended June 30, 2001 compared to $98.7 million for the six months ended June 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 53.4% at June 30, 2001, from 48.3% at June 30, 2000.

       Gain on sale, settlement and transfer of loans, net totalled $21.9 million for the six months ended June 30, 2001, a decrease of $5.2 million from the six months ended June 30, 2000. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $14.5 million. During the six months ended June 30, 2001, California Federal sold $5.6 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $14.1 million compared to $2.2 billion of such sales for the corresponding period in 2000 at gains of $9.1 million. The overall reduction in the rate of gain on sale relates to channel and product mix differences during the two periods, while the increase in volume of loans sold relates to a significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $3.6 million unrealized gain on forward loan sale commitments related to SFAS No. 133.

       Gain on sale of assets, net totalled $12.1 million for the six months ended June 30, 2001, compared to a net loss of $16.0 million for the six months ended June 30, 2000, primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter of 2000. The gain during the first half of 2001 includes an additional gain of $9.3 million on the sale of the Company's Concord EFS stock and a $6.6 million gain on the sale of $298 million in mortgage-backed securities, partially offset by a write-down in the Company's equity securities portfolio.

       Other income totalled $35.5 million for the six months ended June 30, 2001, an increase of $19.2 million over the same period in 2000. The increase relates to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock which occurred in the first quarter of 2001 as a result of Concord's acquisition of Star.

       NONINTEREST EXPENSE. Total noninterest expense was $482.2 million for the six months ended June 30, 2001, an increase of $27.3 million compared to the six months ended June 30, 2000. Noninterest expense for the six months ended June 30, 2001 included increases of $15.9 million in compensation and employee benefit expense, $8.5 million in other noninterest expense and $6.5 million in occupancy and equipment expense. These changes were partially offset by decreases of $3.3 million in professional fees and $2.0 million in amortization of intangible assets.

       Compensation and employee benefits expense was $232.2 million for the six months ended June 30, 2001, an increase of $15.9 million from the six months ended June 30, 2000. The increase is primarily attributed to an increase in staff (from 7,856 FTE at June 30, 2000 to 8,030 at June 30, 2001), primarily in volume-related operating groups, as well as normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $83.4 million for the six months ended June 30, 2001, an increase of $6.5 million from the six months ended June 30, 2000, primarily due to an increase in depreciation expense, as well as increased utility costs and higher contract maintenance and repair fees.

       Professional fees were $14.9 million for the six months ended June 30, 2001, a decrease of $3.3 million from the six months ended June 30, 2000, primarily due to a decrease in consulting fees related to various data processing systems projects.

       Amortization of intangible assets was $29.9 million for the six months ended June 30, 2001, a decrease of $2.0 million from the six months ended June 30, 2000, primarily attributed to a December 2000 reduction in the goodwill balance due to the reversal of Old California Federal Bank state deferred taxes.

       Other noninterest expense was $114.1 million for the six months ended June 30, 2001 compared to $105.6 million during the comparable period in 2000. The increase in expenses relates to increases in a number of operating expense categories, including postage, telephone, judgments and settlements, office supplies and marketing.

       PROVISION FOR INCOME TAX. During the six months ended June 30, 2001, Golden State recorded net income tax expense of $117.7 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       In addition, a provision in lieu of income taxes was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

       During the six months ended June 30, 2000, Golden State recorded gross income tax expense of $149.9 million, which was more than offset by a tax benefit of $161.7 million, for a net income tax benefit of $11.8 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the six-month period ended June 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       Golden State's effective gross federal tax rate was 42% during the six months ended June 30, 2001 and 38% during the six months ended June 30, 2000, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rate was primarily the result of additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability and non-deductible goodwill amortization. In 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was (6)% and 6% during the six months ended June 30, 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability previously discussed.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $22.8 million were recorded during each of the six months ended June 30, 2001 and 2000, and were recorded as minority interest on an after-tax basis for the respective periods.

       Minority interest for the six months ended June 30, 2001 includes a $3.2 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to net operating losses made available as a result of a subsidiary's liquidation into California Federal Bank.

       Minority interest for the six months ended June 30, 2000 also includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the reduction of the valuation allowance on the Bank's deferred tax asset (see note 8 of the Company's Notes to Unaudited Consolidated Financial Statements). Minority interest for the six months ended June 30, 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

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

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the six months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 12 of the Company's Notes to Unaudited Consolidated Financial Statements.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. In connection with the adoption of this pronouncement, the Company reclassified $1.2 billion in securities from held-to-maturity to available-for-sale, which had the effect of improving the OCI component of stockholders' equity by $30.4 million. The pronouncement impacted several other areas of the financial statements on a year-to-date basis, as summarized below (debit/(credit); in thousands):

                                              Assets                      Liabilities and Equity             Pre-tax Earnings
                                  --------------------------------   --------------------------------     ---------------------
                                   Loans                                             Taxes-                 Loan    (Gain)/Loss
                                    Held    Residential Derivative   Derivative       Other               Servicing  on Sale of
                                  for Sale     MSRs       Assets     Liabilities   Liabilities   OCI      Fees, net     Loans
                                  --------     ----       ------     -----------   -----------   ---      ---------     -----
Transfer hedge component
        of MSR balance            $    --   $ (95,013)  $  95,013    $      --     $    --     $    --     $    --   $     --

Transition adjustment - (record
  initial fair values):
  MSRs and MSR hedges                  --     (69,754)     78,610       (8,856)         --          --          --         --
  Warehouse loans                   3,834          --          --           --          --          --          --     (3,834)
  Interest rate locks                  --          --       2,911           --          --          --          --     (2,911)
  FLSC hedges                          --          --          --       (5,696)         --          --          --      5,696
  Cash flow hedges - swaps             --          --          --      (75,482)     30,835      44,647          --         --
                                  ___________________________________________________________________________________________
SUBTOTAL - JANUARY 1, 2001
  TRANSITION ENTRIES                3,834    (164,767)    176,534      (90,034)     30,835      44,647          --     (1,049)

Fair value adjustments:
  MSRs and MSR hedges                  --      83,558     (74,203)        (398)         --          --      (8,957)        --
  Warehouse loans                  (9,038)         --          --           --          --          --          --      9,038
  Interest rate locks                  --          --      (2,911)      (6,069)         --          --          --      8,980
  FLSC hedges                          --          --      14,823        5,697          --          --          --    (20,520)
  Cash flow hedges -
     swaps                             --          --          --      (28,334)     11,574      16,760          --         --
                                  ___________________________________________________________________________________________
FAIR VALUE ADJUSTMENTS -
  SIX MONTHS ENDED
  JUNE 30, 2001                    (9,038)     83,558     (62,291)     (29,104)     11,574      16,760      (8,957)    (2,502)

Other Activity - Six Months
  Ended June 30, 2001:
  MSR hedge additions                  --          --     272,588           --          --          --          --         --
  MSR hedge sales and
     maturities                        --          --    (215,420)          --          --          --          --         --
  Hedge receipts and
     payments                          --        (121)     22,019       (7,486)         --          --          --         --
                                  ___________________________________________________________________________________________
TOTAL OTHER ACTIVITY -
  SIX MONTHS ENDED
  JUNE 30, 2001                        --        (121)     79,187       (7,486)         --          --          --         --
                                  ___________________________________________________________________________________________
TOTAL IMPACT FROM
  SFAS NO. 133 -
  SIX MONTHS ENDED
  JUNE 30, 2001                   $(5,204)  $ (81,330)  $ 193,430    $(126,624)    $42,409     $61,407     $(8,957)   $(3,551)
                                  ===========================================================================================

       During the six months ended June 30, 2001, the impact of SFAS No. 133 added $0.05 to diluted earnings per share.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                      Three Months Ended June 30, 2001
                                                                   -------------------------------------
                                                                   Average                       Average
                                                                   Balance       Interest         Rate
                                                                   -------       --------         ----
                                                                             (dollars in millions)
ASSETS

Interest-earning assets (1):
       Securities and interest-bearing deposits in banks (2)      $   811        $   12            5.85%
       Mortgage-backed securities available-for-sale               10,005           164            6.56
       Mortgage-backed securities held-to-maturity                  1,631            34            8.24
       Loans held for sale, net                                     1,989            33            6.54
       Loans receivable, net:
          Residential                                              31,877           554            6.95
          Commercial real estate                                    6,225           128            8.22
          Commercial banking                                          590            13            8.24
          Consumer                                                    890            18            8.70
          Auto                                                      1,762            50           11.36
                                                                  -------        ------
       Total loans receivable, net                                 41,344           763            7.39
       FHLB stock                                                   1,402            22            6.39
                                                                  -------        ------
         Total interest-earning assets                             57,182         1,028            7.19%
                                                                                 ------
Noninterest-earning assets                                          3,724
                                                                  -------
         Total assets                                             $60,906
                                                                  =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
       Deposits                                                   $24,296           224            3.69%
       Securities sold under agreements to repurchase (3)           3,819            53            5.55
       Borrowings (3)                                              28,755           415            5.75
                                                                  -------        ------
         Total interest-bearing liabilities                        56,870           692            4.86%
                                                                                 ------
Noninterest-bearing liabilities                                     1,285
Minority interest                                                     499
Stockholders' equity                                                2,252
                                                                  -------
         Total liabilities, minority interest
               and stockholders' equity                           $60,906
                                                                  =======
Net interest income                                                              $  336
                                                                                 ======
Interest rate spread                                                                               2.33%
                                                                                                  =====
Net interest margin                                                                                2.36%
                                                                                                  =====
Return on average assets                                                                           0.68%
                                                                                                  =====
Return on average equity                                                                          18.50%
                                                                                                  =====
Average equity to average assets                                                                   3.70%
                                                                                                  =====
Dividend payout ratio                                                                             13.70%
                                                                                                  =====

                                                                                 Three Months Ended June 30, 2000
                                                                                ------------------------------------
                                                                                Average                      Average
                                                                                Balance        Interest       Rate
                                                                                -------        --------       ----
                                                                                        (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                       $ 1,431       $    24        6.79%
     Mortgage-backed securities available-for-sale                                12,447           207        6.64
     Mortgage-backed securities held-to-maturity                                   2,700            51        7.62
     Loans held for sale, net                                                        814            15        7.56
     Loans receivable, net:
         Residential                                                              29,580           513        6.94
         Commercial real estate                                                    5,617           117        8.33
         Commercial banking                                                          521            13        9.85
         Consumer                                                                    738            19       10.17
         Auto                                                                      1,260            36       11.52
                                                                                 -------        ------
     Total loans receivable, net                                                  37,716           698        7.40
     FHLB stock                                                                    1,306            28        8.61
                                                                                 -------        ------
         Total interest-earning assets                                            56,414         1,023        7.26%
                                                                                                ------
Noninterest-earning assets                                                         2,994
                                                                                 -------
         Total assets                                                            $59,408
                                                                                 =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                                    $22,934           224        3.93%
     Securities sold under agreements to repurchase (3)                            5,503            90        6.46
     Borrowings (3)                                                               27,684           419        6.06
                                                                                 -------        ------
         Total interest-bearing liabilities                                       56,121           733        5.22%
                                                                                                ------
Noninterest-bearing liabilities                                                    1,229
Minority interest                                                                    498
Stockholders' equity                                                               1,560
                                                                                 -------
         Total liabilities, minority interest
             and stockholders' equity                                            $59,408
                                                                                 =======
Net interest income                                                                             $  290
                                                                                                ======
Interest rate spread                                                                                          2.04%
                                                                                                             =====
Net interest margin                                                                                           2.06%
                                                                                                             =====
Return on average assets                                                                                      0.59%
                                                                                                             =====
Return on average equity                                                                                     22.47%
                                                                                                             =====
Average equity to average assets                                                                              2.63%
                                                                                                             =====

Dividend payout ratio                                                                                          N/A

____________
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities held-to-maturity, securities available-for-sale and interest-bearing deposits in other banks.

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

                                                                  Three Months Ended June 30, 2001 vs. 2000
                                                                         Increase (Decrease) Due to
                                                                  -----------------------------------------
                                                                    Volume          Rate              Net
                                                                    ------          ----              ---
                                                                                (in millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks              $ (9)           $ (3)           $(12)
     Mortgage-backed securities available-for-sale                   (40)             (3)            (43)
     Mortgage-backed securities held-to-maturity                     (22)              5             (17)
     Loans held for sale, net                                         20              (2)             18
     Loans receivable, net                                            66              (1)             65
     FHLB stock                                                        2              (8)             (6)
                                                                    ----            ----            ----
               Total                                                  17             (12)              5
                                                                    ----            ----            ----

INTEREST EXPENSE:

     Deposits                                                          7              (8)             (1)
     Securities sold under agreements to repurchase                  (24)            (12)            (36)
     Borrowings                                                       19             (23)             (4)
                                                                    ----            ----            ----
               Total                                                   2             (43)            (41)
                                                                    ----            ----            ----
                  Change in net interest income                     $ 15            $ 31            $ 46
                                                                    ====            ====            ====

       INTEREST INCOME. Total interest income was $1.0 billion for the three months ended June 30, 2001, an increase of $4.7 million from the three months ended June 30, 2000. Total interest-earning assets for the three months ended June 30, 2001 averaged $57.2 billion, compared to $56.4 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the three months ended June 30, 2001 decreased to 7.19% from 7.26% for the three months ended June 30, 2000, primarily due to the repricing of variable-rate securities at lower rates, partially offset by a higher percentage of loans to total earning assets during 2001.

       Golden State earned $763.2 million of interest income on loans receivable for the three months ended June 30, 2001, an increase of $65.9 million from the three months ended June 30, 2000. The average balance of loans receivable was $41.3 billion for the three months ended June 30, 2001, compared to $37.7 billion for the same period in 2000. The weighted average yield on loans receivable decreased to 7.39% for the three months ended June 30, 2001 from 7.40% for the three months ended June 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production from the Downey Acquisition.

       Loan production during the three months ended June 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     2001             2000
                                                  ----------       ----------

   Loans funded:
       Residential real estate loans              $7,222,122       $4,260,442
       Commercial real estate loans                  555,456          325,285
       Commercial loans                              297,011          158,730
       Consumer nonmortgage loans                    220,802          201,538
                                                  ----------       ----------
          Total loans funded                      $8,295,391       $4,945,995
                                                  ==========       ==========

   Loans purchased:
       Residential real estate loans              $  558,081       $   66,316
       Auto loans                                    304,610          287,938
                                                  ----------       ----------
          Total loans purchased                   $  862,691       $  354,254
                                                  ==========       ==========

       The decrease in the weighted average yield primarily reflects the repricing of variable-rate loans at lower rates during 2001.

       Golden State earned $32.5 million of interest income on loans held for sale for the three months ended June 30, 2001, an increase of $17.2 million from the three months ended June 30, 2000. The average balance of loans held for sale was $2.0 billion for the three months ended June 30, 2001, an increase of $1.2 billion from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $5.0 billion during the quarter ended June 30, 2001 compared to $1.4 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.54% for the three months ended June 30, 2001 from 7.56% for the three months ended June 30, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available-for-sale was $164.0 million for the three months ended June 30, 2001, a decrease of $42.5 million from the three months ended June 30, 2000. The average portfolio balance decreased $2.4 billion, to $10.0 billion, for the three months ended June 30, 2001 compared to the same period in 2000. The weighted average yield on these assets decreased from 6.64% for the three months ended June 30, 2000 to 6.56% for the three months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held-to-maturity was $33.6 million for the three months ended June 30, 2001, a decrease of $17.9 million from the three months ended June 30, 2000. The average portfolio balance decreased $1.1 billion, to $1.6 billion, for the three months ended June 30, 2001 compared to the same period in 2000, primarily attributed to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the three months ended June 30, 2001 and 2000 were 8.24% and 7.62%, respectively. The increase in the weighted average yield is primarily the result of a lagging effect of the repricing of variable-rate securities at higher rates during the second quarter of 2000 and the $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

       Interest income on securities and interest-bearing deposits in other banks was $11.9 million for the three months ended June 30, 2001, a decrease of $12.4 million from the three months ended June 30, 2000. The average portfolio balance was $0.8 billion and $1.4 billion for the three months ended June 30, 2001 and 2000, respectively. The lower weighted average yield of 5.85% for the three months ended June 30, 2001 compared to 6.79% for the three months ended June 30, 2000 reflects the $2.4 million in interest income on a federal income tax refund related to Old California Federal (for which there is no corresponding earning asset), received in the second quarter of 2000, and the repricing of securities at lower market interest rates during the second quarter of 2001.

       Dividends on FHLB stock were $22.3 million for the three months ended June 30, 2001, a decrease of $5.6 million from the three months ended June 30, 2000. The average balance outstanding during the three months ended June 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock decreased to 6.39% for the three months ended June 30, 2001 from 8.61% for the three months ended June 30, 2000. The increase in the average balance is due to an increase in borrowings from the FHLB, while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $691.1 million for the three months ended June 30, 2001, a decrease of $41.4 million from the three months ended June 30, 2000. The decrease is primarily due to declining market interest rates. In addition, the decrease is the result of a reduction in higher rate securities sold under agreements to repurchase, offset by additional borrowings under lower rate FHLB advances and deposits used to fund loans.

       Interest expense on deposits, including Brokered Deposits, was $223.7 million for the three months ended June 30, 2001, a decrease of $0.7 million from the three months ended June 30, 2000. The average balance of deposits outstanding increased from $22.9 billion for the three months ended June 30, 2000 to $24.3 billion for the three months ended June 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, money market accounts and retail customer checking accounts, partially offset by a decline in savings account balances and certificates of deposit. The overall weighted average cost of deposits decreased to 3.69% for the three months ended June 30, 2001 from 3.93% for the three months ended June 30, 2000, primarily due to a lower average balance of higher rate certificates of deposit and a higher average balance of lower rate checking and custodial accounts during the second quarter of 2001.

       Interest expense on securities sold under agreements to repurchase totalled $53.4 million for the three months ended June 30, 2001, a decrease of $36.4 million from the three months ended June 30, 2000. The average balance of such borrowings for the three months ended June 30, 2001 and 2000 was $3.8 billion and $5.5 billion, respectively. The decrease in the average balances is primarily the result of maturities during the second quarter of 2001. The weighted average interest rate on these instruments decreased to 5.55% for the three months ended June 30, 2001 from 6.46% for the three months ended June 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and repricing of borrowings at lower rates during the second quarter of 2001.

       Interest expense on borrowings totalled $414.0 million for the three months ended June 30, 2001, a decrease of $4.3 million from the three months ended June 30, 2000. The average balance outstanding for the three months ended June 30, 2001 and 2000 was $28.8 billion and $27.7 billion, respectively. The weighted average interest rate on these instruments decreased to 5.75% for the three months ended June 30, 2001 from 6.06% for the three months ended June 30, 2000. The changes in the average volume and weighted average rate reflect the increase in the volume of FHLB advances at market interest rates used to fund loans.

       NET INTEREST INCOME. Net interest income was $336.4 million for the three months ended June 30, 2001, an increase of $46.1 million from the three months ended June 30, 2000. The interest rate spread increased to 2.33% for the three months ended June 30, 2001 from 2.04% for the three months ended June 30, 2000, primarily as a result of the replacement of maturities and the repricing of higher rate interest-bearing liabilities with lower costing liabilities. The effect of lower rates on liabilities was partially offset by lower yielding assets replenishing asset run-off in a declining rate environment and the downward repricing of variable-rate assets. The net interest margin increased to 2.36% for the three months ended June 30, 2001, up 30 basis points from the 2.06% reported during the second quarter of 2000.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, and gain on sale of assets, net was $109.6 million for the three months ended June 30, 2001, representing an increase of $5.0 million from the three months ended June 30, 2000.

       Loan servicing fees for the Company, net of amortization of MSRs, pass-through interest expense and net unrealized gains on MSRs/MSR derivatives were $19.7 million for the three months ended June 30, 2001, compared to $43.0 million for the three months ended June 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                             For the Three Months Ended June 30,
                                             -----------------------------------
                                                    2001            2000
                                                    ----            ----

Components of loan servicing fees, net:
   Loan servicing fees                             $111,050        $96,286
   Amortization of mortgage servicing rights        (88,598)       (50,569)
   Pass-through interest expense                     (9,258)        (2,686)
   Net gain on MSRs/MSR derivatives                   6,552             --
                                                   --------        -------
       Total loan servicing fees, net              $ 19,746        $43,031
                                                   ========        =======

       As the table reflects, loan servicing fees increased $14.8 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, declined slightly from $83.4 billion at March 31, 2001 to $83.3 billion at June 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 30.5% in the second quarter of 2001 compared to 12.9% during the same period in 2000. This runoff rate also influences MSR amortization, which increased $38.0 million in the second quarter of 2001 over the same period in 2000; the MSR amortization rate averaged 23.5% during the quarter ended June 30, 2001 compared to 14.1% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance during the quarter ended June 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $6.6 million (245%) compared to the year-ago quarter, also influenced by higher runoff rates. Servicing fee income includes a $6.6 million pre-tax gain for the three months ended June 30, 2001 from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. On an aggregate basis, in all ten tranches, at June 30, 2001, the estimated fair value of the MSRs was $47.5 million higher than book value (net of valuation allowance). See "--Mortgage Banking Risk Management."

       Customer banking fees were $54.6 million for the three months ended June 30, 2001 compared to $50.1 million for the three months ended June 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund and annuity products.

       Gain on sale, settlement and transfer of loans, net totalled $17.0 million for the three months ended June 30, 2001, a decrease of $3.4 million from the three months ended June 30, 2000. During the second quarter of 2000, the Company recorded a $14.5 million reduction in its recourse liability. See "- Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000 - Noninterest Income." During the three months ended June 30, 2001, California Federal sold $4.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $10.5 million compared to $1.1 billion of such sales for the corresponding period in 2000 at gains of $4.5 million. The overall reduction in the rate of gain on sale relates to channel and product mix differences during the two periods, while the increase in volume of loans sold relates to a significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $3.6 million unrealized gain on forward loan sale commitments related to SFAS No. 133.

       Gain on sale of assets, net totalled $11.7 million for the three months ended June 30, 2001, compared to a net loss of $16.5 million for the three months ended June 30, 2000, primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with the average yield of 6.64% during the second quarter of 2000. The Company sold its 634,520 shares of Concord EFS common stock during the second quarter of 2001, realizing a gain of $9.3 million. In addition, the Company recognized a $6.6 million gain on the sale of $298 million in mortgage-backed securities, partially offset by a write-down in the Company's equity securities portfolio.

       NONINTEREST EXPENSE. Total noninterest expense was $246.9 million for the three months ended June 30, 2001, an increase of $19.1 million compared to the three months ended June 30, 2000. Noninterest expense for the three months ended June 30, 2001 included increases of $7.8 million in other noninterest expense, $6.0 million in compensation and employee benefits and $5.6 million in occupancy and equipment expense.

       Compensation and employee benefits expense was $114.0 million for the three months ended June 30, 2001, an increase of $6.0 million from the three months ended June 30, 2000. The increase is primarily attributed to an increase in staff (from 7,856 FTE at June 30, 2000 to 8,030 at June 30, 2001), primarily in volume-related operating groups, and normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employee.

       Occupancy and equipment expense was $43.2 million for the three months ended June 30, 2001, an increase of $5.6 million from the three months ended June 30, 2000, primarily due to an increase in depreciation expense, as well as increased utility costs and higher contract maintenance and rental fees.

       Other noninterest expense was $60.9 million for the three months ended June 30, 2001, an increase of $7.8 million from the three months ended June 30, 2000. The increase in expenses is primarily related to increases in a number of operating expense categories, including marketing, judgments and settlements, travel, office supplies, postage and telephone expense.

       PROVISION FOR INCOME TAX. During the three months ended June 30, 2001, Golden State recorded net income tax expense of $83.4 million, which included a net tax benefit of $3.2 million, compared to $73.1 million for the three months ended June 30, 2000. A provision in lieu of income taxes was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

       Golden State's effective gross federal tax rate was 37% and 38% during the three months ended June 30, 2001 and 2000, respectively, while its federal statutory tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of nondeductible amortization. Golden State's effective state tax rate was 6% and 6% during each of the three months ended June 30, 2001 and 2000, respectively.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended June 30, 2001 and 2000, and were recorded as minority interest on an after-tax basis for the respective periods.

       Minority interest expense for the three months ended June 30, 2001 also includes $3.2 million due to the previous owners of FN Holdings, representing after-tax benefits as a result of net operating losses made available as a result of a subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

       Minority interest expense for the three months ended June 30, 2000 includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

       EXTRAORDINARY ITEMS. During the second quarter of 2000, the FHLB called and the Bank prepaid $200 million in FHLB advances, resulting in an extraordinary gain of $1.8 million, net of income taxes of $1.2 million, on the early extinguishment of such borrowings.

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the three months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 12 of the Company's Notes to Unaudited Consolidated Financial Statements.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended June 30, 2001, as summarized below (debit/(credit); in thousands):

                                             Assets                      Liabilities and Equity           Pre-tax Earnings
                                --------------------------------     ------------------------------     ---------------------
                                 Loans                                              Taxes-                Loan    (Gain)/Loss
                                  Held    Residential  Derivative    Derivative     Other               Servicing  on Sale of
                                for Sale      MSRs       Assets      Liabilities  Liabilities   OCI     Fees, net    Loans
                                --------      ----       ------      -----------  -----------   ---     ---------    -----
Fair value adjustments:
  MSRs and MSR hedges           $     --   $114,750    $(99,527)     $(8,671)      $     --  $     --   $(6,552)   $     --
  Warehouse loans                (10,443)        --          --           --             --        --        --      10,443
  Interest rate locks                 --         --      (3,024)      (6,069)            --        --        --       9,093
  FLSC hedges                         --         --      14,823        8,353             --        --        --     (23,176)
  Cash flow hedges - swaps            --         --          --       34,551        (14,114)  (20,437)       --          --
                                ___________________________________________________________________________________________
FAIR VALUE ADJUSTMENTS -
  THREE MONTHS ENDED
  JUNE 30, 2001                  (10,443)   114,750     (87,728)      28,164        (14,114)  (20,437)   (6,552)     (3,640)

Other Activity - Three
  Months Ended
  June 30, 2001:
  MSR hedge additions                 --         --     150,621           --             --        --        --          --
  MSR hedge sales and
    maturities                        --         --     (81,708)          --             --        --        --          --
  Hedge receipts and
    payments                          --         --       7,582       (3,055)            --        --        --          --
                                ___________________________________________________________________________________________
TOTAL OTHER ACTIVITY -
  THREE MONTHS ENDED
  JUNE 30, 2001                       --         --      76,495       (3,055)            --        --        --          --
                                ___________________________________________________________________________________________
TOTAL IMPACT FROM
  SFAS NO. 133 -
  THREE MONTHS ENDED
  JUNE 30, 2001                 $(10,443)  $114,750    $(11,233)     $25,109       $(14,114) $(20,437)  $(6,552)   $ (3,640)
                                ===========================================================================================

       During the three months ended June 30, 2001, the impact of SFAS No. 133 added $0.04 to diluted earnings per share.

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

       At June 30, 2001, loans that were considered to be impaired totalled $79.0 million (of which $22.4 million were on nonaccrual status). The average recorded investment in impaired loans during the six and three-month periods ended June 30, 2001 was approximately $80.7 million and $80.4 million, respectively. For the six and three-month periods ended June 30, 2001, Golden State recognized interest income on those impaired loans of $3.4 million and $1.7 million, respectively, which included $0.1 million and $0.1 million, respectively, of interest income recognized using the cash basis method of income recognition.

       The following table presents the Company's non-performing and impaired loans, foreclosed real estate and repossessed assets as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual unpaid principal balance.

                                                    June 30, 2001
                                           ------------------------------
                                           Non-performing        Impaired
                                           --------------        --------
                                                    (in millions)

Real Estate:
    1-4 unit residential                       $ 72                 $ 1
    Multi-family residential                      2                  19
    Commercial and other                          2                  32
                                               ----                 ---
       Total real estate                         76                  52
Non-real estate                                  25                  27
                                               ----                 ---
       Total loans                              101 (a)             $79 (b)
                                                                    ===
 Foreclosed real estate, net                     22
 Repossessed assets                               4
                                               ----
       Total non-performing assets             $127
                                               ====

                                                                (Continued)

                                                 December 31, 2000
                                           ------------------------------
                                           Non-performing        Impaired
                                           --------------        --------
                                                    (in millions)

 Real Estate:
    1-4 unit residential                       $ 89                $ 1
    Multi-family residential                      3                 24
    Commercial and other                          2                 40
                                               ----                ---
       Total real estate                         94                 65
 Non-real estate                                 21                 32
                                               ----                ---
       Total loans, net                         115 (a)            $97 (b)
                                                                   ===

 Foreclosed real estate, net                     19
 Repossessed assets                               7
                                               ----
       Total non-performing assets             $141
                                               ====
____________
(a) There were no loans securitized with recourse on non-performing status at June 30, 2001 or December 31, 2000.

(b) Includes $22.4 million and $19.5 million of non-performing loans at June 30, 2001 and December 31, 2000, respectively.

       There were no accruing loans contractually past due 90 days or more at June 30, 2001 or December 31, 2000.

       The Company's and the Bank's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $127 million at June 30, 2001, from $141 million at December 31, 2000. Non-performing assets as a percentage of the Bank's total assets decreased to 0.21% at June 30, 2001, from 0.23% at December 31, 2000.

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

       The following table presents non-performing real estate assets by geographic region of the country as of June 30, 2001:

                                                                 Total
                     Non-performing        Foreclosed        Non-performing
                      Real Estate         Real Estate,        Real Estate         Geographic
                     Loans, Net (2)          Net (2)             Assets          Concentration
                     --------------       ------------       --------------      -------------
                                                (dollars in millions)
Region:
   California             $44                  $13                 $57                58.16%
   Northeast (1)            8                    1                   9                 9.19
   Other regions           24                    8                  32                32.65
                          ---                  ---                 ---               ------
       Total              $76                  $22                 $98               100.00%
                          ===                  ===                 ===               ======

____________
(1) Consists of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

(2)    Net of purchase accounting adjustments.

       At June 30, 2001, the Company had two non-performing assets over $2 million in size with balances averaging $2.4 million and 3,318 non-performing assets below $2 million in size.

ALLOWANCE FOR LOAN LOSSES

       An allowance is maintained to absorb losses in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). If appropriate, the Company charges current earnings with a provision for loan losses to maintain the allowance for loan losses at a level sufficient to absorb expected credit losses. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. See "-- Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses. The Company recorded no provisions for loan losses during the six and three months ended June 30, 2001 and 2000, respectively.

       Activity in the allowance for loan losses is as follows (in thousands):

                                           Six Months Ended June 30,       Three Months Ended June 30,
                                           -------------------------       ---------------------------
                                             2001            2000             2001            2000
                                             ----            ----             ----            ----
Balance - beginning of period              $526,308        $554,893         $521,687        $543,188
   Provision for loan losses                     --              --               --              --
   Charge-offs                              (12,139)        (20,297)          (6,422)         (7,827)
   Recoveries                                 1,810           1,518              714             753
                                           --------        --------         --------        --------
Balance - end of period                    $515,979        $536,114         $515,979        $536,114
                                           ========        ========         ========        ========

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

       The specific allowances are established against individual loans, including impaired loans, in accordance with SFAS No. 114. Specific allowances are established against individual residential 1-4 mortgage loans, commercial loans and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that collectibility is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of collateral deficiency, including consideration of costs that will likely be incurred through the disposal of any repossessed collateral. In other words, management estimates the fair value of collateral, net of the cost of disposition of the collateral, and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

       The unallocated allowance is established for inherent losses which may not have been identified through the more objective processes used to derive the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes, and trends in problem loan and loss recovery rates. Geographic concentration is a particularly key component as there is evidence of deterioration in some real estate markets, especially in northern California. Statistics regarding California concentration of the Company's real estate-secured portfolios are summarized below:

                                        % of Total Portfolio Concentration in
                                     -------------------------------------------
                                     California      Northern CA     Southern CA
                                     ----------      -----------     -----------

Residential                              79%             39%              40%
Commercial Real Estate                   89              28               61
Consumer (primarily home equity)         90              44               46

       Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

       At June 30, 2001, the allowance for loan losses was $516 million, consisting of a $375 million formula allowance, a $23 million specific allowance and a $118 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $493 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                        Multi-family
                                                         Residential
                                        1 - 4 Unit     and Commercial     Consumer
                                       Residential       Real Estate      and Other     Total
                                       -----------     --------------     ---------     -----
                                                            (in millions)
Balance - December 31, 2000               $228              $184            $114         $526
     Provision for loan losses              --                (2)              2           --
     Charge-offs                            (1)               --              (5)          (6)
     Recoveries                              1                --               1            2
                                          ----              ----            ----         ----
Balance - March 31, 2001                   228               182             112          522
     Provision for loan losses              --                (3)              3           --
     Charge-offs                            (2)               --              (5)          (7)
     Recoveries                             --                --               1            1
                                          ----              ----            ----         ----
Balance - June 30, 2001                   $226              $179            $111         $516
                                          ====              ====            ====         ====

ASSET AND LIABILITY MANAGEMENT

       Banks are subject to interest rate risk to the degree that their interest-bearing liabilities mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning

       Golden State actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which are designed to reduce the sensitivity of its earnings to interest rate and market value fluctuations. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole, adjust in accordance with the repricing of its liabilities. At June 30, 2001, approximately 75.7% of the Company's loan portfolio consisted of ARMs.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 2001 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                    -------------------------------------------------------------
                                                    Within        1 - 5        Over 5        Noninterest
                                                    1 Year        Years         Years          Bearing      Total
                                                    ------        -----         -----          -------      -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                            $   109       $    --        $   --         $   --      $   109
Securities held-to-maturity (1)                         63            --           382             --          445
Securities available-for-sale (3)                      161            --            --             --          161
Mortgage-backed securities
     available-for-sale (3)                          9,610            --            --             --        9,610
Mortgage-backed securities
     held-to-maturity (1) (4)                        1,554            18            16             --        1,588
Loans held for sale, net (3)                         2,304            --            --             --        2,304
Loans receivable, net (1) (5)                       21,294        15,299         5,138             --       41,731
Investment in FHLB                                   1,407            --            --             --        1,407
                                                   -------       -------        ------         ------      -------
     Total interest-earning assets                  36,502        15,317         5,536             --       57,355
Noninterest-earning assets                              --            --            --          3,947        3,947
                                                   -------       -------        ------         ------      -------
                                                   $36,502       $15,317        $5,536         $3,947      $61,302
                                                   =======       =======        ======         ======      =======
INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $22,787       $ 1,552        $    2         $   --      $24,341
 Securities sold under agreements to
     repurchase (1)                                  3,842            73            --             --        3,915
FHLB advances (1)                                   15,705        10,765            --             --       26,470
Other borrowings (1)                                   540         1,652            92             --        2,284
                                                   -------       -------        ------         ------      -------
Total interest-bearing liabilities                  42,874        14,042            94             --       57,010
Noninterest-bearing liabilities                         --            --            --          1,384        1,384
Minority interest                                       --            --            --            500          500
Stockholders' equity                                    --            --            --          2,408        2,408
                                                   -------       -------        ------         ------      -------
                                                   $42,874       $14,042        $   94         $4,292      $61,302
                                                   =======       =======        ======         ======      =======

Gap before interest rate swap agreements           $(6,372)      $ 1,275        $5,442                     $   345
Interest rate swap agreements                        3,220        (2,470)         (750)                         --
                                                   -------       -------        ------                     -------
Gap                                                $(3,152)      $(1,195)       $4,692                     $   345
                                                   =======       =======        ======                     =======
Cumulative gap                                     $(3,152)      $(4,347)       $  345                     $   345
                                                   =======       =======        ======                     =======
Gap as a percentage of total assets                  (5.14)%       (1.95)%        7.65%                       0.56%
                                                     =====         =====          ====                        ====
Cumulative gap as a percentage of total assets       (5.14)%       (7.09)%        0.56%                       0.56%
                                                     =====         =====          ====                        ====

                                                                                                        (Continued)

___________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 2001. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $79 million of short-term investment securities and $30 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available-for-sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing loans of $0.4 million.

(5) Excludes allowance for loan losses of $516 million and non-performing loans of $101 million.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook savings accounts are reflected as maturing within one year.

       At June 30, 2001 and December 31, 2000, Golden State's cumulative gap totalled $345 million and $(462) million, respectively.

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

MORTGAGE BANKING RISK MANAGEMENT

       During the six months ended June 30, 2001 and 2000, the Company, through the Bank's wholly owned mortgage banking subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $4.8 billion and $8.1 billion, respectively. The 1-4 unit residential loans serviced for others (excluding loans serviced for the Bank) totalled $83.3 billion at June 30, 2001, a decrease of $785.8 million and an increase of $4.7 billion from December 31, 2000 and June 30, 2000, respectively. In absolute loan count, FNMC serviced 853,032 loans for others at June 30, 2001, compared to 879,180 loans at December 31, 2000 and 827,211 loans at June 30, 2000. The residential loans serviced for others at June 30, 2001 have an average principal balance of $98,000, a weighted average note rate of 7.53% and earn a weighted average contractual servicing fee of 41 basis points. During the six months ended June 30, 2001 and 2000, FNMC originated $11.3 billion and $7.4 billion, respectively, and sold (generally with servicing retained) $5.6 billion and $2.2 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities at FNMC for the six months ended June 30, 2001 totalled $207.5 million, an increase of $33.8 million from the six months ended June 30, 2000. Gross loan servicing fees for the six months ended June 30, 2001 were reduced by $145.6 million of amortization of servicing rights, $16.1 million in pass-through interest expense and a $77.0 million MSR valuation provision, partially offset by $9.0 million in unrealized gains relating to SFAS No. 133, resulting in net loan servicing expense of $22.2 million for the residential loan servicing portfolio.

       During the six months ended June 30, 2001, the Company recorded a $77.0 million pre-tax valuation allowance for MSRs. On an aggregate basis, at June 30, 2001, the estimated fair value of the MSRs were $47.5 million higher than book value (net of valuation allowance).

       The recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. Higher levels of prepayments generally increase the run-off of servicing rights, reducing the value of those rights, and resulting in higher amortization and lower servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

       The Company owned several derivative instruments at June 30, 2001, which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all MSR derivatives used to hedge prepayment risk was $161.9 million at June 30, 2001. The interest rate swap agreements had a notional amount of $1.0 billion, weighted average pay rate of 3.89%, receive rates between 5.74% and 6.39%, mature in the years 2010 through 2011 and had an estimated fair value of $(6.9) million at June 30, 2001. The interest rate floor contracts had a notional amount of $2.8 billion, strike rates between 5.90% and 6.60%, mature in the years 2005 through 2006, and had an estimated fair value of $44.3 million at June 30, 2001. Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet. The swaption contracts had a notional amount of $3.9 billion, strike rates between 5.90% and 6.60%, expire in the years 2003 through 2004, and had an estimated fair value of $125.5 million at June 30, 2001. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the derivative asset on the balance sheet. Principal only swap agreements had notional amounts of $127.7 million and an estimated fair value of $(1.0) million at June 30, 2001. The derivative instruments are carried at fair value in accordance with SFAS No. 133.

       The following is a summary of activity in MSRs (including non-residential
MSRs) for the six and three months ended June 30, 2001 (in millions):

                                                             Six Months        Three Months
                                                            -----------       -------------
                                                                  Ended June 30, 2001
                                                            -------------------------------
Balance - beginning of period                                  $1,559             $1,328
    Transfer to derivative assets upon
        adoption of SFAS No. 133                                  (95)                --
    SFAS No. 133 transition adjustment                            (70)                --
    Additions - purchases                                         126                 64
    Originated servicing                                          131                 94
    SFAS No. 133 fair market valuation adjustment                  84                115
    SFAS No. 140 valuation allowance                              (77)                --
    Amortization                                                 (147)               (89)
    Other                                                           3                  2
                                                               ------             ------
Balance - end of period                                        $1,514             $1,514
                                                               ======             ======

       Capitalized MSRs are amortized over the period of, estimated net servicing income. SFAS No. 140 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current estimated fair value. At June 30, 2001, the valuation allowance recorded against the MSRs totalled $77.0 million. To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced. At December 31, 2000, no allowance for impairment of the MSRs was necessary.

LIQUIDITY

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated a previously imposed minimum liquidity requirement of 4%. California Federal had been in compliance with the previously imposed liquidity regulations during the six months ended June 30, 2000 and the year ended December 31, 2000.

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

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings and dividends to common shareholders. Certificates of deposit scheduled to mature during the twelve months ending June 30, 2002 aggregate $9.8 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 2001, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $13.3 billion and $20.1 billion maturing or repricing within the next three and twelve months, respectively. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       Interest on the GS Holdings Notes approximated $138.4 million per year prior to August 1, 2001. On August 1, 2001, $350 million principal amount of the GS Holdings 6.75% fixed-rate notes matured and were paid in full. Subsequent to August 1, 2001, interest on the remaining $1.65 billion balance of GS Holdings Notes will approximate $114.8 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

       The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $888.6 million at June 30, 2001, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 2001 were $59.9 billion in proceeds from additional borrowings, $5.5 billion in proceeds from sales of loans held for sale, $1.5 billion in principal payments on mortgage-backed securities, available-for-sale and held-to-maturity, $0.7 billion in proceeds from maturities of securities available-for-sale and held-to-maturity and $0.6 billion from a net decrease in loans receivable. The primary uses of funds were $60.0 billion in principal payments on borrowings, $7.1 billion in purchases and originations of loans held for sale, $2.3 billion in purchases of loans receivable and $0.6 billion from a net decrease in securities sold under agreements to repurchase.

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

       MINIMUM REQUIREMENTS. These capital requirements discussed above are viewed as minimum standards by the OTS. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their circumstances. The Bank is not subject to any such individual regulatory capital requirement. These capital requirements are currently applicable to the Bank but not to Golden State.

       At June 30, 2001, the Bank's tangible, core and risk-based capital ratios of 5.88%, 5.88% and 12.16%, respectively, exceeded the minimum regulatory capital requirements. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of June 30, 2001:

                                                                        Tangible         Core           Risk-based
                                                                         Capital        Capital           Capital
                                                                        --------        -------           -------
                                                                                (dollars in millions)
 Stockholder's equity of the Bank                                       $3,976           $3,976            $3,976
 Minority interest - REIT Preferred Stock                                  500              500               500
 Unrealized holding gain on securities,  net                                (2)              (2)               (2)
 Unrealized holding loss on derivative instruments, net                     61               61                61
 Non-allowable capital:
        Non-qualifying loan servicing rights                              (109)            (109)             (109)
        Intangible assets                                                 (661)            (661)             (661)
        Goodwill Litigation Assets                                        (159)            (159)             (159)
        Investment in non-includable subsidiaries                          (63)             (63)              (63)
 Supplemental capital:
        Qualifying subordinated debentures                                  --               --                92
        General loan loss allowance                                         --               --               415
        Qualifying portion of unrealized gain on equity
           securities available-for-sale                                    --               --                --
 Assets required to be deducted:
        Land loans with more than 80% LTV ratio                             --               --                (3)
        Equity in subsidiaries                                              --               --                (8)
        Low-level recourse deduction                                        --               --                (9)
                                                                        ------           ------            ------
 Regulatory capital of the Bank                                          3,543            3,543             4,030
 Minimum regulatory capital requirement                                    904            2,411             2,652
                                                                        ------           ------            ------
 Excess above minimum capital requirement                               $2,639           $1,132            $1,378
                                                                        ======           ======            ======
 Regulatory capital of the Bank                                           5.88%            5.88%            12.16%
 Minimum regulatory capital requirement                                   1.50             4.00              8.00
                                                                          ----             ----             -----
 Excess above minimum capital requirement                                 4.38%            1.88%             4.16%
                                                                          ====             ====             =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $60.3 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $33.1 billion.

       The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of June 30, 2001. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since June 30, 2001 which would change the Bank's capital classification.

       At June 30, 2001, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                               Risk-based
                                            Leverage     -----------------------
                                            Capital      Tier 1    Total Capital
                                            --------     ------    ------------

Regulatory capital ratio of the Bank         5.88%       10.66%        12.16%
"Well capitalized" ratio                     5.00         6.00         10.00
                                             ----        -----         -----
Excess above "well capitalized" ratio        0.88%        4.66%         2.16%
                                             ====        =====         =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 2001, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at June 30, 2001.

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

       On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of $23.4 million. The summary judgment liability decision by the first Claims Court Judge was appealed by the Government, and the damage award by the second Claims Court Judge was appealed by the Bank.

       On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and ruled that California Federal be allowed to present evidence regarding damages incurred under the lost profits theory. The case has been remanded back to the Claims Court for a damages trial under the lost profits theory. The Bank intends to vigorously pursue its claim against the Government.

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

       On February 16, 2001 the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue took place on June 26, 2001 and the Bank is awaiting the Claims Court's decision. The Bank continues to vigorously pursue its case for damages against the Government.

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

       In October 1997, the trial court granted summary judgment for the defendants. In June 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. On June 7, 2001, the trial court dismissed two of the four causes of action against the Bank, holding that the OTS pre-empted the California courts from regulating the Bank's procedures for reconveying deeds. The Bank believes that it has additional meritorious defenses to plaintiffs' claims and intends to continue to contest the remaining claims in the lawsuit vigorously.

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

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Annual Meeting of Stockholders held on May 21, 2001, the following matters were submitted to a vote of security holders with the indicated number of votes being cast for, against or withheld, and with the indicated number of abstentions and broker non-votes:

1. To elect five members of the Board of Directors to hold office until the 2004 annual meeting of stockholders or until their successors are duly elected and qualified.

                                            Number of Votes
                                    -------------------------------
                                       For                Withheld
                                    -----------          ----------
       Brian P. Dempsey             127,806,268             476,411
       Gerald J. Ford               113,566,655          14,716,024
       Howard Gittis                127,798,472             484,207
       Ronald O. Perelman           126,754,800           1,527,879
       Cora M. Tellez               127,605,138             677,541

2. To ratify the appointment of KPMG LLP to serve as the Company's independent auditors for the year ending December 31, 2001.

       For                          127,997,765
       Against                          251,026
       Abstain                           33,888
       Broker Non-Vote                        0

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

       (b)    Reports on Form 8-K:

       None.

                            GLOSSARY OF DEFINED TERMS


ALCO - Asset/Liability Management Committee
APB  - Accounting Principles Board
APB  OPINION NO. 16 - Business Combinations
APB  OPINION NO. 17 - Intangible Assets
APB OPINION NO. 18 - The Equity Method of Accounting for Investments in Common Stock
APB  OPINION NO. 25 - Accounting for Stock Issued to Employees
ARM  - Adjustable rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BROKERED DEPOSITS - Issued  certificates  of deposit  through  direct  placement programs and national investment banking firms.
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     Sates, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD   - Certificate of deposit
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Bancorp Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE 2001 - In  1986,  Cal Fed  Inc.,  Old
     California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001.
DIG  - Derivatives Implementation Group
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
     Corporation in February, 2000.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FLSC - forward loan sale commitments
FN   HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998.
FNMC - First Nationwide Mortgage Corporation
FTE  - Full-time equivalent staff
GAAP - generally accepted accounting principles
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
     Litigation, arising out of the purchase of Glendale Federal.
GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank.
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE ACQUISITION - FN Holdings Asset Transfer, Holding Company Mergers and Glen Fed Merger, collectively

GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford Ltd.
GOODWILL LITIGATION  ASSETS - the California  Federal Goodwill  Litigation Asset
     and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GS   HOLDINGS - Golden State Holdings Inc.
GSB  INVESTMENTS - GSB Investments Corp.
HOLDING  COMPANY  MERGERS  - FN  Holdings  merged  with  and into  Golden  State
     Financial Corporation, which owned all of the common stock of Glendale Federal.
HUNTER'S GLEN - Hunter's Glen/Ford Ltd.
IO   - Interest only
ISSUABLE  SHARES  -  The  Golden  State  Merger  agreement   provides  that  GSB
     Investments as successor to First Gibraltar and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock ("Issuable Shares") to GSB Investments and Hunter's Glen.
LIBOR - London Interbank Offered Rate
LTV  - Loan-to-value
LTW  - Litigation Tracking Warrant
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR  - Mortgage servicing rights
NOL  - Net operating loss
OCI  - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition.
OTS  - Office of Thrift Supervision
PO   - Principal only
REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC  - Securities and Exchange Commission
SFAS - Statement of Financial Accounting Standards
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for
     Long-lived Assets to be Disposed of
SFAS NO. 125 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishment of Liabilities
SFAS NO.  131  -  Disclosures  about  Segments  of  an  Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishments of Liabilities, a replacement of FASB Statement No. 125 SFAS NO. 141 - Accounting for Business Combinations
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

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



August 8, 2001