Form 10-Q
period 2001-09-30
GOLDEN STATE BANCORP INC
filed 2001-11-09
CIK 1019508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2001
                              --------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         N/A          to            N/A
                              --------------------------------------------------

Commission File Number:                 000-29654
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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on October 31, 2001: 135,755,712 shares.

                            GOLDEN STATE BANCORP INC.
                     THIRD QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART   I.  FINANCIAL INFORMATION
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000...........................3

           Unaudited Consolidated Statements of Income
           Nine Months Ended September 30, 2001 and 2000......................4

           Unaudited Consolidated Statements of Income
           Three Months Ended September 30, 2001 and 2000.....................5

           Unaudited Consolidated Statements of Comprehensive Income
           Nine Months Ended September 30, 2001 and 2000......................6

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended September 30, 2001 and 2000.....................7

           Unaudited Consolidated Statement of Stockholders' Equity
           Nine Months Ended September 30, 2001...............................8

           Unaudited Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000......................9

           Notes to Unaudited Consolidated Financial Statements..............11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................28

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........59


PART   II. OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................60

  Item 2.  Changes in Securities.............................................62

  Item 3.  Defaults Upon Senior Securities...................................62

  Item 4.  Submission of Matters to a Vote of Security Holders...............62

  Item 5.  Other Information.................................................62

  Item 6.  Exhibits and Reports on Form 8-K..................................62

  Glossary of Defined Terms..................................................63

  Signatures.................................................................65

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                              September 30,       December 31,
                                      ASSETS                                      2001                2000
                                      ------                                  -------------       ------------
Cash and due from banks                                                        $   783,089        $   697,513
Interest-bearing deposits in other banks                                           125,115                123
Short-term investments                                                              84,740             85,510
                                                                               -----------        -----------
     Cash and cash equivalents                                                     992,944            783,146

Securities available-for-sale, at fair value                                       118,405            641,205
Securities held-to-maturity                                                        218,788            587,503
Mortgage-backed securities available-for-sale, at fair value                     8,243,194          9,866,823
Mortgage-backed securities held-to-maturity                                      1,473,946          2,886,612
Loans held for sale, net                                                         2,109,071            845,763
Loans receivable, net                                                           40,843,118         39,592,814
Investment in FHLB System                                                        1,427,557          1,361,066
Premises and equipment, net                                                        310,179            327,329
Foreclosed real estate, net                                                         19,963             19,080
Accrued interest receivable                                                        328,042            364,414
Intangible assets (net of accumulated amortization of $290,971
     at September 30, 2001 and $246,150 at December 31, 2000)                      646,467            691,288
Mortgage servicing rights, net of valuation allowance                            1,318,298          1,559,323
Derivative assets                                                                  326,296                 --
Other assets                                                                     1,111,142            990,512
                                                                               -----------        -----------
         Total assets                                                          $59,487,410        $60,516,878
                                                                               ===========        ===========


         LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
         -------------------------------------------------------

Deposits                                                                       $24,439,350        $23,429,754
Securities sold under agreements to repurchase                                   3,394,162          4,511,309
Borrowings                                                                      27,048,633         28,800,557
Derivative liabilities                                                             284,224                 --
Other liabilities                                                                1,388,786          1,124,524
                                                                               -----------        -----------
         Total liabilities                                                      56,555,155         57,866,144
                                                                               -----------        -----------

Commitments and contingencies                                                           --                 --

Minority interest                                                                  500,000            500,000

Stockholders' equity:
     Common stock ($1.00  par value, 250,000,000 shares
         authorized, 152,158,165 and 150,703,716 shares issued at
         September 30, 2001 and December 31, 2000, respectively)                   152,158            150,704
     Issuable Shares                                                               165,503            172,308
     Additional paid-in capital                                                  1,557,472          1,534,736
     Accumulated other comprehensive loss                                          (85,426)           (89,874)
     Retained earnings (substantially restricted)                                  959,034            698,597
     Treasury stock (16,408,120 and 16,383,058 shares at
         September 30, 2001 and December 31, 2000, respectively)                  (316,486)          (315,737)
                                                                               -----------        -----------
         Total stockholders' equity                                              2,432,255          2,150,734
                                                                               -----------        -----------
         Total liabilities, minority interest and stockholders' equity         $59,487,410        $60,516,878
                                                                               ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

                    GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                         2001               2000
                                                                                                     ------------        -----------
Interest income:
     Loans receivable                                                                                  $2,286,425        $2,085,599
     Mortgage-backed securities available-for-sale                                                        486,859           625,205
     Mortgage-backed securities held-to-maturity                                                           99,401           149,265
     Loans held for sale                                                                                   99,241            46,405
     Securities available-for-sale                                                                         16,902            44,426
     Securities held-to-maturity                                                                           22,058            19,628
     Interest-bearing deposits in other banks                                                                 808             4,582
     Dividends on FHLB stock                                                                               63,451            70,305
                                                                                                       ----------        ----------
         Total interest income                                                                          3,075,145         3,045,415
                                                                                                       ----------        ----------
Interest expense:
     Deposits                                                                                             666,343           679,138
     Securities sold under agreements to repurchase                                                       166,858           267,622
     Borrowings                                                                                         1,238,722         1,235,589
                                                                                                       ----------        ----------
         Total interest expense                                                                         2,071,923         2,182,349
                                                                                                       ----------        ----------
         Net interest income                                                                            1,003,222           863,066
Provision for loan losses                                                                                      --                --
                                                                                                       ----------        ----------
         Net interest income after provision for loan losses                                            1,003,222           863,066
                                                                                                       ----------        ----------
Noninterest income:
     Loan servicing fees, net                                                                             (35,652)          131,344
     Customer banking fees and service charges                                                            160,991           147,284
     Gain on sale, settlement and transfer of loans, net                                                   69,050            37,608
     Gain (loss) on sale of assets, net                                                                    17,560           (15,348)
     Other income                                                                                          42,441            22,927
                                                                                                       ----------        ----------
         Total noninterest income                                                                         254,390           323,815
                                                                                                       ----------        ----------
Noninterest expense:
     Compensation and employee benefits                                                                   347,724           324,750
     Occupancy and equipment                                                                              127,929           119,661
     Professional fees                                                                                     25,536            28,739
     Loan expense                                                                                          12,683            13,745
     Foreclosed real estate operations, net                                                                (1,239)           (4,047)
     Amortization of intangible assets                                                                     44,821            47,312
     Other expense                                                                                        172,056           153,045
                                                                                                       ----------        ----------
         Total noninterest expense                                                                        729,510           683,205
                                                                                                       ----------        ----------
Income before income taxes,  minority interest, extraordinary items
     and cumulative effect of change in accounting principle                                              528,102           503,676
Income tax expense                                                                                        202,833            62,221
Minority interest: provision in lieu of income tax expense                                                  3,247           161,688
Minority interest: other                                                                                   20,241            21,580
                                                                                                       ----------        ----------
         Income before extraordinary items and cumulative effect of change in accounting principle        301,781           258,187
Extraordinary items - gains on early extinguishment of debt, net of applicable taxes of $2,083 in 2000         --             3,014
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in 2001             (1,552)               --
                                                                                                       ----------        ----------
         Net income                                                                                    $  300,229        $  261,201
                                                                                                       ==========        ==========
Earnings per share:
   Basic
     Income before extraordinary items and cumulative effect of change in accounting principle             $ 2.12             $1.87
     Extraordinary items                                                                                       --              0.02
     Cumulative effect of change in accounting principle                                                    (0.01)               --
                                                                                                           ------             -----
         Net income                                                                                        $ 2.11             $1.89
                                                                                                           ======             =====
   Diluted
     Income before extraordinary items and cumulative effect of change in accounting principle             $ 2.10             $1.81
     Extraordinary items                                                                                       --              0.02
     Cumulative effect of change in accounting principle                                                    (0.01)               --
                                                                                                           ------             -----
         Net income                                                                                        $ 2.09             $1.83
                                                                                                           ======             =====
Dividends declared per common share                                                                        $ 0.30             $0.10
                                                                                                           ======             =====
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                                  2001                  2000
                                                                               ---------             ----------
Interest income:
     Loans receivable                                                           $745,411             $  742,092
     Mortgage-backed securities available-for-sale                               141,882                189,661
     Mortgage-backed securities held-to-maturity                                  28,418                 58,428
     Loans held for sale                                                          46,565                 17,719
     Securities available-for-sale                                                 2,327                 11,450
     Securities held-to-maturity                                                   5,606                 10,147
     Interest-bearing deposits in other banks                                        269                  1,198
     Dividends on FHLB stock                                                      18,079                 25,195
                                                                                --------             ----------
         Total interest income                                                   988,557              1,055,890
                                                                                --------             ----------
Interest expense:
     Deposits                                                                    201,854                235,992
     Securities sold under agreements to repurchase                               45,466                 94,888
     Borrowings                                                                  384,753                439,364
                                                                                --------             ----------
         Total interest expense                                                  632,073                770,244
                                                                                --------             ----------
         Net interest income                                                     356,484                285,646
Provision for loan losses                                                             --                     --
                                                                                --------             ----------
         Net interest income after provision for loan losses                     356,484                285,646
                                                                                --------             ----------
Noninterest income:
     Loan servicing fees, net                                                    (28,746)                45,521
     Customer banking fees and service charges                                    55,171                 48,560
     Gain on sale, settlement and transfer of loans, net                          47,165                 10,546
     Gain on sale of assets, net                                                   5,437                    688
     Other income                                                                  6,922                  6,651
                                                                                --------             ----------
         Total noninterest income                                                 85,949                111,966
                                                                                --------             ----------
Noninterest expense:
     Compensation and employee benefits                                          115,480                108,367
     Occupancy and equipment                                                      44,546                 42,746
     Professional fees                                                            10,610                 10,536
     Loan expense                                                                  4,114                  4,511
     Foreclosed real estate operations, net                                         (386)                  (669)
     Amortization of intangible assets                                            14,941                 15,405
     Other expense                                                                57,983                 47,430
                                                                                --------             ----------
         Total noninterest expense                                               247,288                228,326
                                                                                --------             ----------

Income before income taxes and minority interest                                 195,145                169,286
Income tax expense                                                                85,138                 73,976
Minority interest                                                                  6,747                  6,797
                                                                                --------             ----------
         Net income                                                             $103,260             $   88,513
                                                                                ========             ==========
Earnings per share:
   Basic                                                                           $0.73                  $0.63
                                                                                   =====                  =====
   Diluted                                                                         $0.72                  $0.62
                                                                                   =====                  =====
Dividends declared per common share                                                $0.10                  $0.10
                                                                                   =====                  =====
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                2001                  2000
                                                                             ---------              --------
     Net income                                                              $ 300,229              $261,201

     Other comprehensive income, net of tax:
         Unrealized holding gain on securities available-for-sale:
            Unrealized holding gain arising during the period                  148,609                59,292
            Less: reclassification adjustment for (gain) loss included
                 in net income                                                 (15,483)               10,859
                                                                             ---------              --------
                                                                               133,126                70,151
         Amortization of market adjustment for securities
            transferred from available-for-sale to held-to-maturity             17,912                 2,808

         Transition adjustment upon adoption of SFAS No. 133                   (44,647)                   --

         Change in fair value of derivatives used for cash flow hedges,
            net of applicable taxes of $70,402                                (101,943)                   --
                                                                             ---------              --------

     Other comprehensive income                                                  4,448                72,959
                                                                             ---------              --------

     Comprehensive income                                                    $ 304,677              $334,160
                                                                             =========              ========

     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                             2001                   2000
                                                                          ---------               --------
     Net income                                                            $103,260               $ 88,513

     Othercomprehensive (loss) income, net of tax:
          Unrealized holding gain on securities available-for-sale:
             Unrealized holding gain arising during the period               50,483                 79,028
             Less: reclassification adjustment for gain included
                in net income                                                (5,911)                  (231)
                                                                           --------               --------
                                                                             44,572                 78,797
          Amortization of market adjustment for securities
             transferred from available-for-sale to held-to-maturity         14,446                  2,138

          Change in fair value of derivatives used for cash flow hedges,
             net of applicable taxes of $58,828                             (85,183)                    --
                                                                           --------               --------

     Other comprehensive (loss) income                                      (26,165)                80,935
                                                                           --------               --------

     Comprehensive income                                                  $ 77,095               $169,448
                                                                           ========               ========

     See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                  Common Stock                                Additional
                                                           -------------------------          Issuable         Paid-in
                                                             Shares          Amount            Shares          Capital
                                                           -----------      --------          --------        ----------
   Balance at December 31, 2000                            150,703,716      $150,704          $172,308        $1,534,736

   Net income                                                       --            --                --                --
   Change in net unrealized holding gain (loss)
       on securities available-for-sale                             --            --                --                --
   Amortization of unrealized holding
       loss on securities held-to-maturity                          --            --                --                --
   Unrealized loss on securities reclassified
       to available-for-sale, net of tax                            --            --                --                --
   Transition adjustment upon adoption of
       SFAS No. 133                                                 --            --                --                --
   Change in net unrealized holding loss
       on derivatives                                               --            --                --                --
   Adjustment to contribution receivable from
       GSB Investments and Hunter's Glen
       in respect of their proportionate
       ownership of the California Federal
       Goodwill Litigation Asset                                    --            --                --                --
   Issuable Shares (pro-rata 2001 usage
       of pre-merger NOLs)                                          --            --            73,663                --
   Pro-rata adjustment to pre-merger tax
       benefits recorded as goodwill                                --            --                --           (17,809)
   Issuable Shares adjustment for changes
       in tax benefits                                              --            --            14,532                --
   Distribution of Issuable Shares                           1,041,198         1,041           (20,000)           18,959
   Adjustment to capitalized costs - 2000
       extinguishment of Issuable Shares                            --            --                --               998
   Cash settlement resulting in the 2001
       extinguishment of Issuable Shares                            --            --           (75,000)           11,000
   Capitalized costs related to the 2001
       extinguishment of Issuable Shares                            --            --                --              (700)
   Impact of restricted common stock                            99,108            99                --             2,956
   Exercise of stock options                                   314,143           314                --             7,332
   Purchase of treasury stock                                       --            --                --                --
   Dividends on common stock                                        --            --                --                --
                                                           -----------      --------          --------        ----------
   Balance at September 30, 2001                           152,158,165      $152,158          $165,503        $1,557,472
                                                           ===========      ========          ========        ==========

                                                                                                              (Continued)

   See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                           Accumulated
                                                                              Other                             Retained
                                                                    Comprehensive (Loss) Income                 Earnings
                                                             ------------------------------------------      (Substantially
                                                             Securities      Derivatives       Total           Restricted)
                                                             ----------      -----------     ----------      --------------
   Balance at December 31, 2000                              $(89,874)       $      --       $ (89,874)         $698,597

   Net income                                                      --               --              --           300,229
   Change in net unrealized holding gain (loss)
       on securities available-for-sale                       102,752               --         102,752                --
   Amortization of unrealized holding
       loss on securities held-to-maturity                     17,912               --          17,912                --
   Unrealized loss on securities reclassified
       to available-for-sale, net of tax                       30,374               --          30,374                --
   Transition adjustment upon adoption of
       SFAS No. 133                                                --          (44,647)        (44,647)               --
   Change in net unrealized holding loss
       on derivatives                                              --         (101,943)       (101,943)               --
   Adjustment to contribution receivable from
       GSB Investments and Hunter's Glen
       in respect of their proportionate
       ownership of the California Federal
       Goodwill Litigation Asset                                   --               --              --               769
   Issuable Shares (pro-rata 2001 usage
       of pre-merger NOLs)                                         --               --              --                --
   Pro-rata adjustment to pre-merger tax
       benefits recorded as goodwill                               --               --              --                --
   Issuable Shares adjustment for changes
       in tax benefits                                             --               --              --                --
   Distribution of Issuable Shares                                 --               --              --                --
   Adjustment to capitalized costs - 2000
       extinguishment of Issuable Shares                           --               --              --                --
   Cash settlement resulting in the 2001
       extinguishment of Issuable Shares                           --               --              --                --
   Capitalized costs related to the 2001
       extinguishment of Issuable Shares                           --               --              --                --
   Impact of restricted common stock                               --               --              --                --
   Exercise of stock options                                       --               --              --                --
   Purchase of treasury stock                                      --               --              --                --
   Dividends on common stock                                       --               --              --           (40,561)
                                                             --------        ---------       ---------          --------
   Balance at September 30, 2001                             $ 61,164        $(146,590)      $ (85,426)         $959,034
                                                             ========        =========       =========          ========
                                                                                                              (Continued)
   See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                   Common Stock
                                                                    in Treasury                   Total
                                                           -----------------------------       Stockholders'
                                                              Shares            Amount            Equity
                                                           ------------       ----------       -------------
   Balance at December 31, 2000                            (16,383,058)       $(315,737)        $2,150,734

   Net income                                                       --               --            300,229
   Change in net unrealized holding gain (loss)
       on securities available-for-sale                             --               --            102,752
   Amortization of unrealized holding
       loss on securities held-to-maturity                          --               --             17,912
   Unrealized loss on securities reclassified
       to available-for-sale, net of tax                            --               --             30,374
   Transition adjustment upon adoption of
       SFAS No. 133                                                 --               --            (44,647)
   Change in net unrealized holding loss
       on derivatives                                               --               --           (101,943)
   Adjustment to contribution receivable from
       GSB Investments and Hunter's Glen
       in respect of their proportionate
       ownership of the California Federal
       Goodwill Litigation Asset                                    --               --                769
   Issuable Shares (pro-rata 2001 usage
       of pre-merger NOLs)                                          --               --             73,663
   Pro-rata adjustment to pre-merger tax
       benefits recorded as goodwill                                --               --            (17,809)
   Issuable Shares adjustment for changes
       in tax benefits                                              --               --             14,532
   Distribution of Issuable Shares                                  --               --                 --
   Adjustment to capitalized costs - 2000
       extinguishment of Issuable Shares                            --               --                998
   Cash settlement resulting in the 2001
       extinguishment of Issuable Shares                            --               --            (64,000)
   Capitalized costs related to the 2001
       extinguishment of Issuable Shares                            --               --               (700)
   Impact of restricted common stock                                --               --              3,055
   Exercise of stock options                                        --               --              7,646
   Purchase of treasury stock                                  (25,062)            (749)              (749)
   Dividends on common stock                                        --               --            (40,561)
                                                           -----------        ---------         ----------
   Balance at September 30, 2001                           (16,408,120)       $(316,486)        $2,432,255
                                                           ===========        =========         ==========

   See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2001              2000
                                                                               -------------       -----------
  Cash flows from operating activities:
  Net income                                                                   $    300,229        $  261,201
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets                                               44,821            47,312
     Amortization (accretion) of purchase accounting premiums and
          discounts, net                                                              8,125               (27)
     Accretion of discount on borrowings                                                818               813
     Amortization of mortgage servicing rights                                      219,793           149,037
     (Gain) loss on sale of assets, net                                             (17,560)           15,348
     Gain on sale of foreclosed real estate, net                                     (2,438)           (7,591)
     Loss on sale, settlement and transfer of loans, net                            184,371            52,213
     Capitalization of originated mortgage servicing rights                        (253,421)          (89,821)
     Extraordinary items - gains on early extinguishment of debt, net                    --            (3,014)
     Depreciation and amortization of premises and equipment                         43,165            41,351
     Amortization of deferred debt issuance costs                                     5,283             5,511
     FHLB stock dividends                                                           (63,451)          (70,305)
     Purchases and originations of loans held for sale                          (12,205,482)       (3,789,358)
     Net proceeds from the sale of loans held for sale                           10,933,006         3,522,307
     Net MSR hedge ineffectiveness                                                  (29,491)               --
     MSR valuation provision                                                        158,000                --
     Increase in other assets                                                      (297,079)          (31,236)
     Decrease (increase) in accrued interest receivable                              36,372           (29,255)
     Increase in other liabilities                                                  502,923           271,540
     Amortization of deferred compensation expense-
          restricted common stock                                                     1,379             1,500
     Gain on non-monetary exchange of Star Systems common stock                     (20,671)               --
     Reduction in accrued liability for state income taxes                          (25,805)               --
     Minority interest: provision in lieu of income taxes                             3,247           161,688
     Minority interest: other                                                        20,241            21,580
     Dividends on restricted common stock                                                49                --
                                                                               ------------        ----------
          Net cash (used) provided by operating activities                     $   (453,576)       $  530,794
                                                                               ------------        ----------

                                                                                                       (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                 (in thousands)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                               -------------      ------------
  Cash flows from investing activities:
     Downey Acquisition                                                        $         --       $  (379,314)
     Purchases of securities available-for-sale                                     (45,616)          (33,388)
     Proceeds from maturities of securities available-for-sale                      654,157            35,469
     Purchases of securities held-to-maturity                                        (7,541)           (2,849)
     Principal payments and proceeds from maturities
        of securities held-to-maturity                                              321,555            41,747
     Purchases of mortgage-backed securities available-for-sale                    (120,809)          (58,340)
     Principal payments on mortgage-backed securities available-for-sale          2,263,091         1,438,573
     Proceeds from sales of mortgage-backed securities available-for-sale           777,265           666,924
     Principal payments on mortgage-backed securities held-to-maturity              344,727           315,554
     Proceeds from sales of loans                                                    72,064            62,360
     Net decrease (increase) in loans receivable                                  1,630,891        (3,671,238)
     Purchases of loans receivable                                               (3,138,329)       (1,213,023)
     Purchases of FHLB stock, net                                                   (23,193)         (107,570)
     Purchases of premises and equipment                                            (27,456)          (35,141)
     Proceeds from disposal of premises and equipment                                10,806             2,990
     Proceeds from sales of foreclosed real estate                                   24,622            63,947
     Proceeds from sale of Concord EFS common stock                                  29,948                --
     Purchases of mortgage servicing rights                                        (233,332)         (277,248)
     Hedge receipts                                                                  14,542            (2,800)
     Purchases of derivatives                                                      (354,017)          (42,072)
     Proceeds from sales and settlements of derivatives                             408,377            19,059
     Proceeds from sales of mortgage servicing rights                                    --               765
                                                                               ------------       -----------
         Net cash provided (used) by investing activities                         2,601,752        (3,175,595)
                                                                               ------------       -----------
  Cash flows from financing activities:
     Net increase in deposits                                                     1,010,214           165,605
     Proceeds from additional borrowings                                         87,843,153        29,518,911
     Principal payments on borrowings                                           (89,205,993)      (26,779,900)
     Net decrease in securities sold under
         agreements to repurchase                                                (1,117,147)         (143,692)
     Principal payment on GS Holdings Notes                                        (350,000)               --
     Dividends paid to minority stockholders, net of taxes                          (20,241)          (20,191)
     Exercise of stock options and warrants                                           7,646           129,699
     Purchase of treasury stock                                                        (749)          (63,724)
     Sale of treasury stock                                                              --               134
     Dividends on common stock                                                      (40,561)          (13,020)
     Extinguishment of Issuable Shares                                              (64,700)          (85,000)
                                                                               ------------       -----------
         Net cash (used) provided by financing activities                        (1,938,378)        2,708,822
                                                                               ------------       -----------
  Net change in cash and cash equivalents                                           209,798            64,021
  Cash and cash equivalents at beginning of period                                  783,146           593,025
                                                                               ------------       -----------
  Cash and cash equivalents at end of period                                   $    992,944       $   657,046
                                                                               ============       ===========

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine-month periods in the prior year have been reclassified to conform to the current period's presentation.

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

       All  significant   intercompany   balances  and  transactions  have  been
eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements of Golden State included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A glossary of defined terms begins on page 63 of this document. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

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

       On April 30, 2000, the Company reclassified $1.1 billion and $445.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios. These assets primarily comprised securities required as part of the Bank's regulatory liquidity portfolio. The net unrealized loss related to these securities of $64.0 million, included as a component of equity (accumulated other comprehensive loss), is being amortized to interest income over the remaining life of the securities as an adjustment of yield using the interest method. The effect of this amortization on interest income is fully offset by the effect of amortization of the related discount recorded against the respective assets at the time of transfer.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

       Cash paid (including interest credited) for interest on deposits and other interest-bearing liabilities during each of the nine months ended September 30, 2001 and 2000 was $2.2 billion. Net cash paid (received) for income taxes during the nine months ended September 30, 2001 and 2000 was $109.2 million and $(5.0) million, respectively.

       During the nine months ended September 30, 2001, noncash activity consisted of the reclassification of $1.1 billion and $85.0 million of mortgage-backed securities and U. S. government and agency securities, respectively, from securities held-to-maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133, the reclassification of $164.8 million from mortgage servicing rights to derivative assets ($173.6 million) and derivative liabilities ($8.8 million) related to the adoption of SFAS No. 133, the reclassification of $161.1 million from loans receivable to loans held-for-sale, transfers of $23.0 million from loans receivable to foreclosed real estate, transfers of $6.5 million from loans held-for-sale (at lower of cost or market) to loans receivable and $0.2 million of loans made to facilitate sales of real estate owned.

       Noncash activity during the nine months ended September 30, 2001 also included the following: (a) increases of $3.0 million and $0.1 million in additional paid-in capital and common stock, respectively, for restricted common stock outstanding under an employee incentive plan; (b) the distribution of $20.0 million in Issuable Shares; (c) $1.0 million of reversals of capitalized costs related to the 2000 extinguishment of Issuable Shares; (d) an adjustment to the contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill Litigation Asset of $0.8 million; and (e) adjustments of $88.2 million and $17.8 million to Issuable Shares and additional paid-in capital, respectively, related to pre-merger tax benefits retained by the previous owners of FN Holdings.

       During the nine months ended September 30, 2000, noncash activity consisted of the reclassification of $1.1 billion and $445.0 million of mortgage-backed securities and U.S. government and agency securities, respectively, from securities available-for-sale to their respective held-to-maturity portfolios, transfers of $113.2 million from loans receivable to mortgage-backed securities upon the securitization of certain of the Bank's single-family loans, transfers of $54.7 million from loans held-for-sale (at lower of cost or market) to loans receivable, transfers of $41.1 million from loans receivable to foreclosed real estate and $5.4 million of loans made to facilitate sales of real estate owned.

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

                                       Nine Months Ended September 30,             Three Months Ended September 30,
                                   ---------------------------------------      -------------------------------------
                                   Community       Mortgage                     Community      Mortgage
                                    Banking        Banking        Total          Banking       Banking        Total
                                   ----------      --------      ---------      ---------      --------      --------
                                                                     (in thousands)
Net interest income: (a)
2001                               $1,035,965      $ 73,592     $1,109,557      $357,105       $37,132       $394,237
2000                                  937,317         7,331        944,648       311,985         5,235        317,220
Noninterest income: (b)
2001                               $  265,643      $ 18,572     $  284,215      $103,813       $(3,571)      $100,242
2000                                  179,336       188,763        368,099        62,639        64,345        126,984
Noninterest expense: (c)
2001                               $  616,814      $116,176     $  732,990      $207,541       $40,907       $248,448
2000                                  573,402       120,683        694,085       192,221        39,896        232,117
Pre-tax contribution:
2001                               $  684,794      $(24,012)    $  660,782      $253,377       $(7,346)      $246,031
2000                                  543,251        75,411        618,662       182,403        29,684        212,087

_____________
(a) Includes $106.3 million and $81.6 million for the nine months ended September 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $217.0 million and $192.8 million for the nine months ended September 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

       Includes $37.8 million and $31.6 million for the three months ended September 30, 2001 and 2000, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $82.9 million and $70.5 million for the three months ended September 30, 2001 and 2000, respectively, in interest income and expense on intercompany loans.

(b) Includes $29.8 million and $44.3 million for the nine months ended September 30, 2001 and 2000, respectively, in intercompany servicing fees. Includes $14.3 million and $15.0 million for the three months ended September 30, 2001 and 2000, respectively, in intercompany servicing fees.

(c) Includes $3.5 million and $10.9 million for the nine months ended September 30, 2001 and 2000, respectively, in intercompany noninterest expense. Includes $1.2 million and $3.8 million for the three months ended September 30, 2001 and 2000, respectively, in intercompany noninterest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       The following reconciles the above table to the amounts shown on the consolidated financial statements for the nine and three months ended September 30, 2001 and 2000 (in thousands):

                                                      Nine Months Ended September 30,     Three Months Ended September 30,
                                                      -------------------------------     --------------------------------
                                                           2001              2000              2001             2000
                                                           ----              ----              ----             ----
Net interest income:
Total net interest income for reportable segments       $1,109,557         $944,648          $394,237         $317,220
Elimination of intersegment net interest income           (106,335)         (81,582)          (37,753)         (31,574)
                                                        ----------         --------          --------         --------
     Total                                              $1,003,222         $863,066          $356,484         $285,646
                                                        ==========         ========          ========         ========

Noninterest income:
Total noninterest income for reportable segments        $  284,215         $368,099          $100,242         $126,984
Elimination of intersegment servicing fees                 (29,825)         (44,284)          (14,293)         (15,018)
                                                        ----------         --------          --------         --------
     Total                                              $  254,390         $323,815          $ 85,949         $111,966
                                                        ==========         ========          ========         ========

Noninterest expense:
Total noninterest expense for reportable segments       $  732,990         $694,085          $248,448         $232,117
Elimination of intersegment expense                         (3,480)         (10,880)           (1,160)          (3,791)
                                                        ----------         --------          --------         --------
     Total                                              $  729,510         $683,205          $247,288         $228,326
                                                        ==========         ========          ========         ========

Pre-tax contribution:
Total contributions for reportable segments             $  660,782         $618,662          $246,031         $212,087
Elimination of intersegment contributions                 (132,680)        (114,986)          (50,886)         (42,801)
                                                        ----------         --------          --------         --------
     Total                                              $  528,102         $503,676          $195,145         $169,286
                                                        ==========         ========          ========         ========

(5)    LOANS RECEIVABLE, NET
       ---------------------

       The following details the components of loans receivable, net, at September 30, 2001 and December 31, 2000 (in thousands):

                                                                      September 30, 2001      December 31, 2000
                                                                      ------------------      -----------------
       Loan Portfolio:
            1-4 unit residential                                          $31,117,993            $30,828,368
            Multi-family residential                                        4,058,460              3,569,228
            Commercial real estate                                          2,417,708              2,487,093
            Land                                                               14,908                 22,384
            Construction                                                        6,407                  7,416
                                                                          -----------            -----------
               Total real estate loans                                     37,615,476             36,914,489
                                                                          -----------            -----------

            Equity-line                                                       596,368                538,524
            Other consumer loans                                              301,685                302,559
            Auto loans, net (a)                                             1,918,270              1,567,257
            Commercial loans                                                  665,273                557,796
                                                                          -----------            -----------
               Total loans receivable                                      41,097,072             39,880,625
                                                                          -----------            -----------

            Deferred loan fees, costs, discounts and premiums, net            248,583                229,962
            Allowance for loan losses                                        (510,885)              (526,308)
            Purchase accounting adjustments, net                                8,348                  8,535
                                                                          -----------            -----------
               Loans receivable, net                                      $40,843,118            $39,592,814
                                                                          ===========            ===========

______________
(a) $772.8 million, or 40% and $632.4 million, or 40% of this portfolio, represents prime product as of September 30, 2001 and December 31, 2000, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(6)    DEPOSITS
       --------

       Deposits at September 30, 2001 and December 31, 2000 are comprised of the following (dollars in thousands):

                                                                   September 30, 2001      December 31, 2000
                                                                   ------------------      -----------------
       Transaction Accounts:
            Non-interest checking                                      $ 1,865,914            $ 1,716,741
            Interest-bearing checking                                    2,052,288              2,063,185
                                                                       -----------            -----------
               Subtotal checking                                         3,918,202              3,779,926

            Money market                                                 4,338,713              2,948,853
            Passbook savings                                             3,012,186              3,086,851
                                                                       -----------            -----------
               Total transaction accounts                               11,269,101              9,815,630

       Certificates of deposit                                          11,203,258             12,241,809
                                                                       -----------            -----------
               Subtotal retail deposits                                 22,472,359             22,057,439

       Custodial accounts                                                1,730,561                825,438
       Accrued interest payable                                             58,331                 80,225
       Purchase accounting                                                     482                  1,009
                                                                       -----------            -----------
               Total retail deposits                                    24,261,733             22,964,111

       Brokered deposits                                                   177,617                465,643
                                                                       -----------            -----------
               Total deposits                                          $24,439,350            $23,429,754
                                                                       ===========            ===========
            Demand deposits as a %
               of retail deposits (including custodials)                      23.3%                  20.1%
            Transaction accounts as a %
               of retail deposits (including custodials)                      53.7%                  46.5%

(7)    ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities and (b) employee severance and termination benefits due to a planned reduction in force. The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below reflects a summary of the activity in the liability for the costs related to such plan since December 31, 2000 (in thousands):

                                                                    Severance and
                                                   Branch            Termination
                                               Consolidations         Benefits          Total
                                               --------------       -------------       -----
Balance at December 31, 2000                      $16,044              $12,529         $28,573
    Additional liabilities recorded                    --                   --              --
    Charges to liability account                   (2,195)                 (29)         (2,224)
                                                  -------              -------         -------
Balance at September 30, 2001                     $13,849              $12,500         $26,349
                                                  =======              =======         =======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(8)    INCOME TAXES
       ------------

       During the nine months ended September 30, 2001, Golden State recorded net income tax expense of $202.8 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       In addition, a provision in lieu of income taxes of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

       During the nine months ended September 30, 2000, Golden State recorded net income tax expense of $62.2 million, which included a tax benefit of $161.7 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and based on the status of Mafco Holdings', including the Company's, audits for the years 1991 through 1995, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million during the nine-month period ended September 30, 2000. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the owners of the former FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders and no impact on the expected level of Issuable Shares.

(9)    STOCKHOLDERS' EQUITY
       --------------------

       COMMON STOCK

       At September 30, 2001 and December 31, 2000, there were 135,750,045 and 134,320,658 shares, respectively, of Golden State common stock issued and outstanding, (net of treasury stock). Common stock outstanding included 202,365 and 246,756 restricted shares at September 30, 2001 and December 31, 2000, respectively.

       Pursuant to the Golden State Merger agreement, 497,381 shares of Golden State common stock, valued at $9.6 million, were issued to Hunter's Glen on January 23, 2001. An additional 543,817 shares of Golden State common stock, valued at $10.4 million, were issued to Hunter's Glen on July 17, 2001. See "--Issuable Shares."

       During the nine months ended September 30, 2001, stock options for 314,143 shares were exercised. See note 10.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       During the nine months ended September 30, 2001 and 2000, the Company recorded $73.7 million and $126.3 million of Issuable Shares related to the Company's pro-rata usage in 2001 and 2000 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger agreement, these amounts are payable to GSB Investments and Hunter's Glen as Issuable Shares.

       During the third and second quarters of 2001, the Company recorded $3.2 million and $11.3 million, respectively, in Issuable Shares related to additional pre-merger tax benefits retained by the previous owners of FN Holdings, GSB Investments and Hunter's Glen. These additional benefits resulted from imputed interest deductions on benefits payable to the former owners and additional operating losses made available as a result of a corporate dissolution.

       On July 27, 2001, the Company paid GSB Investments $64.0 million resulting in the extinguishment of GSB Investments' right to receive $75.0 million of Issuable Shares calculated in accordance with the Golden State Merger agreement. These Issuable Shares related to tax benefits retained by GSB Investments for pre-merger net operating losses to be utilized in respect of 2001 by the Company. Expenses totalling $0.7 million were capitalized during the third quarter of 2001 in connection with this transaction.

       On August 22, 2000, the Company paid GSB Investments $85.0 million resulting in the extinguishment of GSB Investments' right to receive $100.0 million of Issuable Shares calculated in accordance with the Golden State Merger agreement. These Issuable Shares related to tax benefits retained by GSB Investments for pre-merger net operating losses to be utilized in respect of 2000 by the Company. In addition, the Company agreed to pay $36.0 million to GSB Investments in January 2001 in exchange for the extinguishment of GSB Investments' right to receive $38.3 million of Issuable Shares calculated in accordance with the Golden State Merger agreement. These Issuable Shares relate to 1999 carryover benefits and the federal tax refund and interest received by the Company in April 2000. A discount of $1.1 million was recorded on this liability and is being recognized in interest income ratably through January 16, 2001, using the interest method. Expenses totalling $4.0 million were
capitalized   during  the  third  quarter  of  2000  in  connection   with  this
transaction.

       Issuable Shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 13.

       ADDITIONAL PAID-IN CAPITAL

       During the nine months ended September 30, 2001, the Company recorded reductions to additional paid-in capital of $17.8 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. In addition, during the nine months ended September 30, 2001, the Company recorded $19.0 million related to the distribution of Issuable Shares and $11.3 million related to the extinguishment of Issuable Shares. Activity during the nine months ended September 30, 2001 also included increases of $7.3 million recorded in connection with the exercise of 314,143 stock options and $3.0 million recorded to reflect the impact of restricted stock.

       During the nine months ended September 30, 2000, the Company recorded reductions to additional paid-in capital of $38.1 million representing Issuable Shares for interest on a tax refund and $29.6 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. The tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. See note 8. In addition, during the nine months ended September 30, 2000, the Company recorded $95.1 million related to the distribution of Issuable Shares and $14.4 million related to the extinguishment of Issuable Shares. Activity during the nine months ended September 30, 2000 also included increases of $118.9 million recorded in connection with the exercise of 10.8 million warrants and stock options and $2.5 million recorded to reflect the impact of restricted stock.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       RETAINED EARNINGS

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill Litigation Asset equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 2000, the equalization adjustment was written down to its fair value of $20.6 million. Since the market value of the LTWTMs, which the Company uses to estimate the fair value of the ultimate goodwill litigation award, increased to $1.26 per share at September 30, 2001 from $1.1875 per share at December 31, 2000, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen also increased, to $21.4 million, resulting in an increase in retained earnings and the contribution receivable of $0.8 million during the nine months ended September 30, 2001.

       TREASURY STOCK

       At September 30, 2001, the Company had 16,408,120 shares of its common stock in treasury at an aggregate cost of $19.29 per share.

       During the nine months ended September 30, 2001, the Company repurchased 25,062 shares of common stock, at an aggregate purchase price of $749 thousand, or an average of $29.89 per share in connection with an executive compensation plan. There were no shares of treasury stock issued during the nine months ended September 30, 2001.

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

       DIVIDENDS

       On September 4, 2001, June 1, 2001 and March 1, 2001, Golden State paid a dividend of $0.10 per common share totalling $13.6 million, $13.5 million and $13.5 million on each date, to stockholders of record as of August 6, 2001, May 7, 2001 and February 2, 2001, respectively.

       On September 1, 2000, Golden State paid a dividend of $0.10 per common share totalling $13.0 million, to stockholders of record as of July 31, 2000.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(10)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

       In the first quarter of 2001, the Company granted to its employees non-qualified stock options equivalent to 851,000 shares of common stock at a weighted average price of $25.67 per share under the Golden State Bancorp Inc. Omnibus Stock Plan. In the second quarter of 2001, the Company granted an additional 560,100 non-qualified stock options at a weighted average price of $30.75 per share. The Company did not grant any non-qualified stock options in the third quarter of 2001. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the nine months ended September 30, 2001, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three months ended September 30, 2001, 159,526 options were exercised and 28,247 options were cancelled or expired under all plans. During the nine months ended September 30, 2001, 314,143 options were exercised and 49,924 options were cancelled or expired under all plans. During the three and nine months ended September 30, 2000, a total of 36,893 and 51,200 options, respectively, were exercised and 18,584 and 82,950 options, respectively, were cancelled or expired under all plans.

       At September 30, 2001 and 2000, options to acquire an equivalent of 4,718,433 and 3,777,782 shares and 861,916 and 1,129,382 LTW(TM)s, respectively, remained outstanding under all plans.

       On January 22, 2001, the Company awarded to certain of its employees 99,108 shares of restricted stock under the Golden State Bancorp Inc. Executive Compensation Plan. The market value on the date of the awards was $26.38 per share. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three and nine months ended September 30, 2001, 28,454 and 143,499 restricted shares were vested. During both the three and nine months ended September 30, 2000, 28,454 restricted shares were vested. At September 30, 2001, a total of 202,365 restricted shares were outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 2001, $0.4 million and $1.4 million, respectively, in compensation expense was recognized related to such awards. During the three and nine months ended September 30, 2000, $0.4 million and $1.5 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 13.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(12)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
       ----------------------------------------------------

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

       On April 1, 2001, the Company identified a portfolio of securities with a total book value of $80.7 million which are subject to the impairment provisions of EITF No. 99-20. All of these securities had previously been reported as available-for-sale securities, with changes in fair value reflected in OCI. As a result of its implementation of EITF No. 99-20, the Company recorded a loss of $1.6 million, net of income tax credits of $1.1 million, representing the cumulative effect of change in accounting principle during the quarter ended June 30, 2001. During the quarter ended September 30, 2001, the Company recorded a pre-tax loss of $3.6 million in order to record the decline in fair value of these securities.

(13)   EARNINGS PER SHARE INFORMATION
       ------------------------------

       Earnings per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the periods presented. Information used to calculate basic and diluted earnings per share is as follows (in thousands, except per share data):

                                            Nine Months Ended September 30,                 Three Months Ended September 30,
                                      ------------------------------------------      ------------------------------------------
                                             2001                   2000                     2001                  2000
                                      -------------------    -------------------      -------------------    -------------------
                                       Basic     Diluted      Basic     Diluted        Basic     Diluted      Basic     Diluted
                                        EPS        EPS         EPS        EPS           EPS        EPS         EPS        EPS
                                       -----     -------      -----     -------        -----     -------      -----     -------
Income before extraordinary items
    and cumulative effect of
    change in accounting principle    $301,781   $301,781    $258,187   $258,187      $103,260   $103,260   $ 88,513    $ 88,513
Extraordinary items                         --         --       3,014      3,014            --         --         --          --
Cumulative effect of change in
    accounting principle                (1,552)    (1,552)         --         --            --         --         --          --
                                      --------   --------    --------   --------      --------   --------   --------    --------
    Net income                        $300,229   $300,229    $261,201   $261,201      $103,260   $103,260   $ 88,513    $ 88,513
                                      ========   ========    ========   ========      ========   ========   ========    ========
Weighted average common
    shares outstanding (a)             134,909    134,909     124,869    124,869       135,388    135,388    129,709     129,709
Issuable Shares (b)                      7,581      7,581      13,147     13,147         6,912      6,912     10,947      10,947
                                      --------   --------    --------   --------      --------   --------   --------    --------
Total weighted average basic
    common shares outstanding          142,490    142,490     138,016    138,016       142,300    142,300    140,656     140,656
                                      --------   --------    --------   --------      --------   --------   --------    --------
Effect of dilutive securities:
    Options and warrants (c)                --        807          --      2,755            --        909         --       2,251
    Issuable Shares (b)                     --         --          --      1,489            --         --         --          --
    Restricted stock (a)                    --        143          --         97            --        160         --         120
                                      --------   --------    --------   --------      --------   --------   --------    --------
Total weighted average diluted
    common shares outstanding (b)      142,490    143,440     138,016    142,357       142,300    143,369    140,656     143,027
                                      ========   ========    ========   ========      ========   ========   ========    ========

Income before extraordinary items
    and cumulative effect of
    change in accounting principle    $   2.13   $   2.10    $   1.87   $   1.81      $   0.73   $   0.72   $   0.63    $   0.62
Extraordinary items                         --         --        0.02       0.02            --         --         --          --
Cumulative effect of change in
    accounting principle                 (0.01)     (0.01)         --         --            --         --         --          --
                                      --------   --------    --------   --------      --------   --------   --------    --------
Earnings per common share             $   2.11   $   2.09    $   1.89   $   1.83      $   0.73   $   0.72   $   0.63    $   0.62
                                      ========   ========    ========   ========      ========   ========   ========    ========

                                                                                                                      (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_____________
(a) 2001 and 2000 basic weighted average common shares outstanding exclude the effect of unvested restricted common stock awarded to employees of the Company.

(b) 2001 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: (i) 2,193,984 shares based on the use of pre-merger tax benefits during 2001; (ii) 3,930,827 shares based on the use of pre-merger tax benefits during 2000 and 1999;
       (iii) the effect of 497,381 shares issued to Hunter's Glen on January 23, 2001 for net tax benefits realized during 1999 and for a Federal tax refund and related interest associated with Old California Federal for periods prior to the Golden State Acquisition, (iv) 692,811 shares related to the extinguishment of Issuable Shares in July 2001 and (v) the effect of 543,817 shares issued to Hunter's Glen on July 17, 2001 for net tax benefits realized during 2000.

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of: (i) 4,735,227 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen, (ii) 1,218,544 shares issuable to Hunter's Glen, and (iii) 2,754,968 shares related to the extinguishment of Issuable Shares in August 2000; all based on the use of pre-merger tax benefits during 1999. See note 9; "--Issuable Shares" for a discussion on extinguishment of Issuable Shares.

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 147,677 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

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

       2000 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of 5,287,029 shares, estimated to be issuable to GSB Investments and Hunter's Glen based on the anticipated use of pre-merger tax benefits. See note 9.

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

       Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a significant portion of its variable-rate interest payments.

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

       RESULTS
       -------

       Risk management results for the quarter ended September 30, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

       Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and nine months ended September 30, 2001 was $22.8 million and $43.0 million, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       As of the date of the initial application of SFAS No. 133, January 1, 2001, approximately $18.1 million of losses reported in OCI and associated with the transition adjustment related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2001.

       As of September 30, 2001, approximately $82.0 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending September 30, 2002.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company either purchases or originates mortgage servicing rights as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to changes in the level of prepayments. Mortgage servicing rights are generally recorded in the financial statements at the lesser of their amortized cost or their fair value, unless they are designated for fair value hedging, in accordance with SFAS No. 133. The carrying value of mortgage servicing rights in a designated fair value hedging relationship will be adjusted upwards or downwards depending upon the effectiveness of the hedge.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. The nature and strategies associated with swaptions are similar to the other derivative instruments described above.

       RESULTS
       -------

       Risk management results related to the hedging of mortgage servicing rights are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands):

                                                                   Nine Months         Three Months
                                                                   -----------         ------------
                                                                        Ended September 30, 2001
                                                                   --------------------------------
Gain on designated derivative contracts                             $ 214,708           $ 289,309
Decrease in value of designated mortgage servicing rights            (185,217)           (268,775)
                                                                    ---------           ---------
Net hedge ineffectiveness                                           $  29,491           $  20,534
                                                                    =========           =========

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

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                       Nine Months       Three Months
                                                       -----------       ------------
                                                          Ended September 30, 2001
                                                       ------------------------------
Loss on designated forward loan sale commitments         $(18,141)         $(28,541)
Increase in value of warehouse loans                       19,203            28,241
                                                         --------          --------
Net hedge ineffectiveness                                $  1,062          $  (300)
                                                         ========          ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                                               Nine Months     Three Months
                                                                               -----------     ------------
                                                                                  Ended September 30,2001
                                                                               ----------------------------
Loss on undesignated forward loan sale commitments recognized to income          $(10,394)       $(20,514)
Gain on undesignated interest rate loan commitments recognized to income           10,648          19,628
                                                                                 --------        --------
Net gain (loss) on derivatives                                                   $    254        $   (886)
                                                                                 ========        ========

(15)   RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interests method to account for business combinations, which APB Opinion No. 16 required to be used when certain criteria were met, is prohibited. SFAS No. 141 provides guidance for determining the acquiror versus the acquiree in an acquisition. In addition, SFAS No. 141 requires that additional information be disclosed about business combination transactions.

       The accounting, disclosure and financial statement provisions of SFAS No. 141 are effective for business combinations initiated after June 30, 2001, and as such, the implementation of SFAS No. 141 is not expected to materially impact the Company's current financial condition or operating results.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


       SFAS No. 142 is effective for the Company on January 1, 2002.

       Management has reviewed the records from the Company's various acquisitions. At September 30, 2001, $645.4 million of the Company's $646.5 million intangible asset represents goodwill and will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result, management expects GAAP earnings to increase by $14.8 million per quarter in 2002.

       ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

       On October 3, 2001, the FASB issued SFAS No. 144. SFAS No. 144 establishes a single accounting model for the financial accounting and reporting for impairment or disposal of long-lived assets. The reason for issuing the Statement stemmed from the failure of SFAS No. 121 to address the accounting for the disposal of a segment of a business accounted for as a discontinued operation under APB Opinion No. 30. Thus, two accounting models existed for the disposal of long-lived assets. SFAS No. 144 is based on the framework established in SFAS No. 121.

       The accounting, disclosure and financial statement provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of the Statement generally are to be applied prospectively.

       The implementation of SFAS No. 144 is not expected to materially impact the Company's financial condition or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS; (II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD;
(III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. IN OCTOBER 2001, WE FILED AN S-3 REGISTRATION STATEMENT WITH THE SEC THAT DISCUSSES THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

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

       NET INCOME

       Golden State reported income before the cumulative effect of change in accounting principle of $301.8 million, or $2.10 per diluted share for the nine months ended September 30, 2001. Income before extraordinary items was $258.2 million, or $1.81 per diluted share for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $300.2 million, or $2.09 per diluted share, compared with net income of $261.2 million, or $1.83 per diluted share, for the corresponding period in 2000. Net income for the nine months ended September 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income for the nine months ended September 30, 2000 includes gains on the early extinguishment of debt, net of tax, of $3.0 million. The Bank's efficiency ratio was 48.73% for the nine months ended September 30, 2001, compared to 47.91% for the comparable period in 2000.

       Golden State reported net income for the three months ended September 30, 2001 of $103.3 million, or $0.72 per diluted share, compared with net income of $88.5 million, or $0.62 per diluted share, for the corresponding period in 2000. The Bank's efficiency ratio was 47.66% for the third quarter of 2001, compared to 48.03% for the comparable period in 2000.

       FINANCIAL CONDITION

       During the nine months ended September 30, 2001, consolidated total assets decreased $1.0 billion from December 31, 2000, to $59.5 billion, and total liabilities decreased from $57.9 billion to $56.6 billion. Loans held-for-sale and loans receivable increased $1.26 billion and $1.25 billion, respectively, during the nine month period, while mortgage-backed securities and securities declined $3.0 billion and $0.9 billion, respectively, during the same period. This shift represents strong loan production by the Company coupled with high repayment rates for both loans and securities in light of the current declining interest rate environment. Deposits increased $1.0 billion during the nine months ended September 30, 2001, including increases of $1.5 billion in transaction accounts and $0.9 billion in custodial accounts, offset by a $1.0 billion decline in certificates of deposit and a $0.3 billion decline in brokered deposits - part of management's goal to become more "bank-like" and to lower its cost of funds. Custodial accounts increased $905.1 million, or 110%, over December 31, 2000 balances, a direct result of the increase in repayments in the loan servicing portfolio. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $2.9 billion during the nine months ended September 30, 2001.

       During the nine months ended September 30, 2001, stockholders' equity increased $281.5 million to $2.4 billion. The increase in stockholders' equity is principally the net result of $300.2 million in net income for the period, a $102.8 million improvement in net unrealized gain/loss, after tax, on securities available-for-sale, $88.2 million in adjustments to Issuable Shares related to pre-merger tax benefits retained by the previous owners of FN Holdings, a $30.4 million improvement in unrealized loss on securities upon reclassification from the held-to-maturity to the available-for-sale portfolio and $17.9 million of amortization on the unrealized holding loss on securities held-to-maturity. These amounts are offset, in part, by $101.9 million in net unrealized losses, after tax, on derivatives, $63.7 million in extinguishment of Issuable Shares, a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133, $40.6 million of common stock dividends and $17.8 million in adjustments to additional paid-in capital related to pre-merger tax benefits recorded as goodwill.

       Book value per diluted share increased $2.03 at September 30, 2001 to $16.99, from $14.96 at December 31, 2000. Tangible book value per share increased $2.33, or 23%, over the same period, from $10.15 at December 31, 2000 to $12.48 at September 30, 2001. Common shares outstanding totalled 135.8 million and 134.3 million at September 30, 2001 and December 31, 2000, respectively. Diluted shares outstanding totalled 143.1 million at September 30, 2001 and 143.8 million at December 31, 2000.

       Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $130.8 million at September 30, 2001 compared with $140.9 million at December 31, 2000. Total non-performing assets as a percentage of the Bank's total assets decreased to 0.22% at September 30, 2001 from 0.23% at December 31, 2000.

RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                 Nine Months Ended September 30, 2001
                                                                 ------------------------------------
                                                                 Average                      Average
                                                                 Balance       Interest        Rate
                                                                 -------       --------        ----
                                                                         (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $   890        $   40         5.96%
     Mortgage-backed securities available-for-sale                 9,887           487         6.57
     Mortgage-backed securities held-to-maturity                   1,626            99         8.15
     Loans held for sale, net                                      1,989            99         6.65
     Loans receivable, net:
          Residential                                             31,657         1,655         6.97
          Commercial real estate                                   6,221           384         8.23
          Commercial banking                                         596            37         8.22
          Consumer                                                   886            59         8.86
          Auto                                                     1,758           152        11.58
                                                                 -------        ------
     Total loans receivable, net                                  41,118         2,287         7.42
     FHLB stock                                                    1,402            63         6.05
                                                                 -------        ------
          Total interest-earning assets                           56,912         3,075         7.21%
                                                                                ------
Noninterest-earning assets                                         3,717
                                                                 -------
          Total assets                                           $60,629
                                                                 =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                    $24,162           667         3.69%
     Securities sold under agreements to repurchase (3)            3,872           167         5.69
     Borrowings (3)                                               28,513         1,238         5.79
                                                                 -------        ------
          Total interest-bearing liabilities                      56,547         2,072         4.89%
                                                                                ------
Noninterest-bearing liabilities                                    1,332
Minority interest                                                    496
Stockholders' equity                                               2,254
                                                                 -------
          Total liabilities, minority interest
             and stockholders' equity                            $60,629
                                                                 =======
Net interest income                                                             $1,003
                                                                                ======
Interest rate spread                                                                           2.32%
                                                                                              =====
Net interest margin                                                                            2.35%
                                                                                              =====

Return on average assets                                                                       0.66%
                                                                                              =====
Return on average equity                                                                      17.76%
                                                                                              =====
Return on tangible common equity                                                              29.03%
                                                                                              =====
Average equity to average assets                                                               3.72%
                                                                                              =====
Dividend payout ratio                                                                         14.22%
                                                                                              =====

                                                                  Nine Months Ended September 30, 2000
                                                                  ------------------------------------
                                                                  Average                      Average
                                                                  Balance      Interest         Rate
                                                                  -------      --------         ----
                                                                         (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)        $ 1,429       $   69          6.39%
     Mortgage-backed securities available-for-sale                 12,514          625          6.66
     Mortgage-backed securities held-to-maturity                    2,640          149          7.54
     Loans held for sale, net                                         832           46          7.44
     Loans receivable, net:
          Residential                                              29,310        1,544          7.03
          Commercial real estate                                    5,623          340          8.06
          Commercial banking                                          514           38          9.93
          Consumer                                                    737           57         10.27
          Auto                                                      1,213          107         11.73
                                                                  -------       ------
     Total loans receivable, net                                   37,397        2,086          7.44
     FHLB stock                                                     1,278           70          7.35
                                                                  -------       ------
         Total interest-earning assets                             56,090        3,045          7.24%
                                                                                ------
Noninterest-earning assets                                          2,965
                                                                  -------
         Total assets                                             $59,055
                                                                  =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                     $23,044          679          3.94%
     Securities sold under agreements to repurchase (3)             5,551          268          6.34
     Borrowings (3)                                                27,148        1,235          6.05
                                                                  -------       ------
         Total interest-bearing liabilities                        55,743        2,182          5.21%
                                                                                ------
Noninterest-bearing liabilities                                     1,175
Minority interest                                                     496
Stockholders' equity                                                1,641
                                                                  -------
         Total liabilities, minority interest
             and stockholders' equity                             $59,055
                                                                  =======
Net interest income                                                             $  863
                                                                                ======
Interest rate spread                                                                            2.03%
                                                                                               =====
Net interest margin                                                                             2.07%
                                                                                               =====

Return on average assets                                                                        0.59%
                                                                                               =====
Return on average equity                                                                       21.23%
                                                                                               =====
Return on tangible common equity                                                               46.83%
                                                                                               =====
Average equity to average assets                                                                2.78%
                                                                                               =====
Dividend payout ratio                                                                           5.29%
                                                                                               =====

______________
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                                    Nine Months Ended September 30, 2001 vs. 2000
                                                                             Increase (Decrease) Due to
                                                                    ---------------------------------------------
                                                                        Volume          Rate            Net
                                                                        ------          ----            ---
                                                                                     (in millions)
INTEREST INCOME:

       Securities and interest-bearing deposits in banks                $ (24)         $  (5)         $ (29)
       Mortgage-backed securities available-for-sale                     (129)            (9)          (138)
       Mortgage-backed securities held-to-maturity                        (63)            13            (50)
       Loans held for sale, net                                            57             (4)            53
       Loans receivable, net                                              206             (5)           201
       FHLB stock                                                           8            (15)            (7)
                                                                        -----          -----          -----
          Total                                                            55            (25)            30
                                                                        -----          -----          -----
INTEREST EXPENSE:

       Deposits                                                            42            (54)           (12)
       Securities sold under agreements to repurchase                     (75)           (26)          (101)
       Borrowings                                                          26            (23)             3
                                                                        -----          -----          -----
          Total                                                            (7)          (103)          (110)
                                                                        -----          -----          -----
                  Change in net interest income                         $  62          $  78          $ 140
                                                                        =====          =====          =====

       INTEREST INCOME. Total interest income was $3.1 billion for the nine months ended September 30, 2001, an increase of $29.7 million from the nine months ended September 30, 2000. Total interest-earning assets for the nine months ended September 30, 2001 averaged $56.9 billion, compared to $56.1 billion for the corresponding period in 2000, primarily as a result of increased loan volume, partially offset by a decline in mortgage-backed securities. The yield on total interest-earning assets during the nine months ended September 30, 2001 decreased to 7.21% from 7.24% for the nine months ended September 30, 2000, primarily due to the repricing of loans and securities at lower rates, partially offset by a higher percentage of loans to total earning assets during the nine months ended September 30, 2001. At September 30, 2001, 13% of the Company's portfolio loans were tied to COFI indices, 12% to Treasury-based indices and 45% were "hybrid" ARMS - fixed for three to ten years and then adjusting annually. Twenty-five percent of the portfolio is fixed. The remaining 5% of the portfolio is in other adjustable-rate products.

       Golden State earned $2.3 billion of interest income on loans receivable for the nine months ended September 30, 2001, an increase of $200.8 million from the nine months ended September 30, 2000. The average balance of loans receivable was $41.1 billion for the nine months ended September 30, 2001, compared to $37.4 billion for the same period in 2000. The weighted average yield on loans receivable decreased to 7.42% for the nine months ended September 30, 2001 from 7.44% for the nine months ended September 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production from the Downey Acquisition. On July 1, 2001, the Company began accounting for interest income on newly originated automobile loans on a gross coupon basis rather than based on credit-adjusted yield. The impact on the nine months ended September 30, 2001 was immaterial, but in future periods, interest income is expected to increase.

       Loan production during the nine months ended September 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2001            2000
                                                     ----            ----

Loans funded:
    Residential real estate loans:
       Adjustable-rate                            $ 5,476,707     $ 6,200,698
       Fixed-rate                                  12,838,798       4,102,757
                                                  -----------     -----------
           Total residential real estate loans     18,315,505      10,303,455
    Commercial real estate loans                    1,302,697         961,551
    Commercial loans                                  764,795         500,142
    Consumer nonmortgage loans                        613,218         553,592
    Other                                                  --             124
                                                  -----------     -----------

           Total loans funded                     $20,996,215     $12,318,864
                                                  ===========     ===========

Loans purchased:
    Residential real estate loans                 $ 2,198,742     $   434,820
    Auto loans (a)                                    939,587         778,203
                                                  -----------     -----------
           Total loans purchased                  $ 3,138,329     $ 1,213,023
                                                  ===========     ===========
___________
(a) Approximately 41% and 42% of this volume was in prime product; 59% and 58% in sub-prime product for the nine months ended September 30, 2001 and 2000, respectively.

       The decrease in the weighted average yield is primarily due to the repricing of variable-rate loans and the origination of loans at lower rates and new purchases of auto loans at lower rates during 2001.

       Golden State earned $99.2 million of interest income on loans held for sale for the nine months ended September 30, 2001, an increase of $52.8 million from the nine months ended September 30, 2000. The average balance of loans held for sale was $2.0 billion for the nine months ended September 30, 2001, an increase of $1.2 billion from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $12.8 billion during the nine months ended September 30, 2001, an increase of more than 213% over the $4.1 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.65% for the nine months ended September 30, 2001 from 7.44% for the nine months ended September 30, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available-for-sale was $486.9 million for the nine months ended September 30, 2001, a decrease of $138.3 million from the nine months ended September 30, 2000. The average portfolio balance decreased $2.6 billion, to $9.9 billion, for the nine months ended September 30, 2001 compared to the same period in 2000. The weighted average yield on these assets decreased from 6.66% for the nine months ended September 30, 2000 to 6.57% for the nine months ended September 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held-to-maturity was $99.4 million for the nine months ended September 30, 2001, a decrease of $49.9 million from the nine months ended September 30, 2000. The average portfolio balance decreased $1.0 billion, to $1.6 billion, for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the nine months ended September 30, 2001 and 2000 were 8.15% and 7.54%, respectively. The increase in the weighted average yield is primarily the result of the aforementioned $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

       Interest income on securities and interest-bearing deposits in other banks was $39.8 million for the nine months ended September 30, 2001, a decrease of $28.9 million from the nine months ended September 30, 2000. The average portfolio balance was $0.9 billion and $1.4 billion for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 5.96% for the nine months ended September 30, 2001 compared to 6.39% for the nine months ended September 30, 2000 is primarily due to the $2.4 million in interest income on a federal income tax refund related to Old California Federal, received in the first half of 2000 (for which there is no corresponding earning asset), and the repricing of securities at lower rates during the nine months of 2001.

       Dividends  on FHLB stock were $63.5  million  for the nine  months  ended
September 30, 2001, a decrease of $6.9 million from the nine months ended September 30, 2000. The average balance outstanding during the nine months ended September 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock declined to 6.05% for the nine months ended September 30, 2001 from 7.35% for the nine months ended September 30, 2000. The increase in the average balance is due to an overall increase in average borrowings from the FHLB while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $2.1 billion for the nine months ended September 30, 2001, a decrease of $110.4 million from the nine months ended September 30, 2000. The decrease is primarily due to declining market interest rates and a reduction in higher rate securities sold under agreements to repurchase, partially offset by additional borrowings under lower rate FHLB advances and deposits used to fund total assets.

       Interest expense on deposits,  including  Brokered  Deposits,  was $666.3 million for the nine months ended September 30, 2001, a decrease of $12.8 million from the nine months ended September 30, 2000. The average balance of deposits outstanding increased from $23.0 billion for the nine months ended September 30, 2000 to $24.2 billion for the nine months ended September 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of custodial accounts, money market accounts and retail customer checking accounts, partially offset by declines in savings account balances and certificates of deposit. The overall weighted average cost of deposits decreased to 3.69% for the nine months ended September 30, 2001 from 3.94% for the nine months ended September 30, 2000, primarily due to a lower average balance of higher rate certificates of deposit and a higher average balance of lower rate checking, money market and custodial accounts in 2001.

       Interest expense on securities sold under agreements to repurchase totalled $166.9 million for the nine months ended September 30, 2001, a decrease of $100.8 million from the nine months ended September 30, 2000. The average balance of such borrowings for the nine months ended September 30, 2001 and 2000 was $3.9 billion and $5.6 billion, respectively. The decrease in the average balance is primarily the result of maturities during the nine months of 2001. The weighted average interest rate on these instruments decreased to 5.69% for the nine months ended September 30, 2001 from 6.34% for the nine months ended September 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates during the nine months of 2001.

       Interest expense on borrowings totalled $1.2 billion for the nine months ended September 30, 2001, an increase of $3.1 million from the nine months ended September 30, 2000. The average balance outstanding for the nine months ended September 30, 2001 and 2000 was $28.5 billion and $27.1 billion, respectively. The weighted average interest rate on these instruments decreased to 5.79% for the nine months ended September 30, 2001 from 6.05% for the nine months ended September 30, 2000. The increase in the average volume is the result of additional FHLB borrowings used to fund total assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

       NET INTEREST INCOME. Net interest income was $1.0 billion for the nine months ended September 30, 2001, an increase of $140.2 million from the nine months ended September 30, 2000. The interest rate spread increased to 2.32% for the nine months ended September 30, 2001 from 2.03% for the nine months ended September 30, 2000, primarily as a result of declining market interest rates reducing cost of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.35% for the nine months ended September 30, 2001, up 28 basis points from the 2.07% reported during the first nine months of 2000.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $254.4 million for the nine months ended September 30, 2001, representing a decrease of $69.4 million from the nine months ended September 30, 2000.

       Loan servicing fees for the Company, were $(35.7) million for the nine months ended September 30, 2001, compared to $131.3 million for the nine months ended September 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                          2001                 2000
                                                          ----                 ----
Components of loan servicing fees, net:
    Loan servicing fees                                $ 337,026             $ 287,781
    Amortization of mortgage servicing rights           (219,793)             (149,037)
    Pass-through interest expense                        (24,376)               (7,400)
    Net gain on MSRs/MSR derivatives                      29,491                    --
    MSR valuation provision                             (158,000)                   --
                                                       ---------             ---------
        Total loan servicing fees, net                 $ (35,652)            $ 131,344
                                                       ==========            =========

       As the table reflects, loan servicing fees increased $49.2 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.0 billion at September 30, 2000 to $86.3 billion at September 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 26.1% for the nine months ended September 30, 2001 compared to 12.2% for the nine months ended September 30, 2000. This runoff rate also influences MSR amortization, which increased $70.8 million in the first nine months of 2001 over the same period in 2000; the MSR amortization rate averaged 19.9% for the nine months ended September 30, 2001 compared to 13.7% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance for the nine months ended September 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $17.0 million (229%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $29.5 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. A $158.0 million pre-tax valuation provision on the MSRs was recorded during the nine months ended September 30, 2001. See "--Mortgage Banking Risk Management" for further discussion.

       Customer  banking  fees were $161.0  million  for the nine  months  ended
September 30, 2001 compared to $147.3 million for the nine months ended September 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 53.7% at September 30, 2001, from 48.4% at September 30, 2000. The following table details the components of customer banking fees (in thousands):

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2001             2000
                                                                     ----             ----
Components of customer banking fees and service charges:
  Customer and electronic banking fees                             $104,876         $ 88,717
  Other customer fees                                                 1,903            2,440
  Investment sales income                                            46,424           43,387
  Insurance commissions                                               7,788           12,740
                                                                   --------         --------
      Total customer banking fees and service charges              $160,991         $147,284
                                                                   ========         ========

       Gain on sale,  settlement  and  transfer  of loans,  net  totalled  $69.1 million for the nine months ended September 30, 2001, an increase of $31.4 million from the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, the Company recorded reductions in its recourse liability of $24.5 million and $14.5 million, respectively. This liability is a life-of-loan accrual which has experienced favorable performance over the past several years. The Company's revised loss estimate is lower than previously expected, primarily for three reasons:

       (a) The historical performance of these loans since they were acquired has been better than initial estimates and expectations, with only minimal losses experienced over the past four years.

       (b) These loans are generally over 10 years old. This seasoning has contributed to lower LTVs, and hence, lower loss exposure.

       (c) Interest rates have been relatively low over the past few years, and have continued to decline. Because substantially all of these loans are adjustable-rate loans, borrowers have enjoyed lower payments. The lag associated with adjustable-rate indices assures that borrowers' payments will continue to decline.

During the nine months ended September 30, 2001, California Federal sold $11.2 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $33.8 million compared to $3.7 billion of such sales for the corresponding period in 2000 at gains of $13.8 million. The results in 2001 include $4.2 million related to the gain on sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and the related gain is the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $2.4 million unrealized gain on forward loan sale commitments related to SFAS No. 133.

       Gain on sale of assets, net totalled $17.6 million for the nine months ended September 30, 2001, compared to a net loss of $15.3 million for the nine months ended September 30, 2000. The gain during the nine months of 2001 includes a $16.6 million gain on the sale of $761.8 million in mortgage-backed securities and a gain of $9.3 million on the sale of the Company's Concord EFS stock. This was partially offset by a $4.1 million write-down in the Company's equity securities portfolio and a $4.1 million loss on the mark-to-market of the Company's portfolio of IO strip securities. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.3 million gain from the sale of interest rate swaps with a notional amount of $284.0 million in August 2000.

       Other income totalled $42.4 million for the nine months ended September 30, 2001, an increase of $19.5 million over the same period in 2000. The increase relates to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock which occurred in the first quarter of 2001 as a result of Concord's acquisition of Star.

       NONINTEREST EXPENSE. Total noninterest expense was $729.5 million for the nine months ended September 30, 2001, an increase of $46.3 million compared to the nine months ended September 30, 2000. Noninterest expense for the nine months ended September 30, 2001 included increases of $23.0 million in compensation and employee benefit expense, $19.0 million in other noninterest expense and $8.3 million in occupancy and equipment expense. These changes were partially offset by decreases of $3.2 million in professional fees and $2.5 million in amortization of intangible assets.

       Compensation and employee benefits expense was $347.7 million for the nine months ended September 30, 2001, an increase of $23.0 million from the nine months ended September 30, 2000. The increase is primarily attributed to an increase in staff (from 7,824 FTE at September 30, 2000 to 8,109 at September 30, 2001), primarily in volume-related operating groups, as well as normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $127.9 million for the nine months ended September 30, 2001, an increase of $8.3 million from the nine months ended September 30, 2000, primarily due to an increase in depreciation expense, as well as increased utility costs and higher contract maintenance and repair fees.

       Professional fees were $25.5 million for the nine months ended September 30, 2001, a decrease of $3.2 million from the nine months ended September 30, 2000, primarily due to a decrease in consulting fees related to various data processing systems projects.

       Amortization of intangible assets was $44.8 million for the nine months ended September 30, 2001, a decrease of $2.5 million from the nine months ended September 30, 2000, primarily attributed to a December 2000 reduction in the goodwill balance due to the reversal of Old California Federal state deferred taxes.

       Other noninterest expense was $172.1 million for the nine months ended September 30, 2001 compared to $153.0 million during the comparable period in 2000. The increase in expenses relates to increases in a number of operating expense categories, including retail back office operations, telephone, courier service, postage and marketing.

       PROVISION FOR INCOME TAX. During the nine months ended September 30, 2001, Golden State recorded net income tax expense of $202.8 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

       In addition, a provision in lieu of income taxes of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

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

       Golden State's effective gross federal tax rate was 40% during the nine months ended September 30, 2001 and 38% during the nine months ended September 30, 2000, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rate was primarily the result of a reduction in the accrued state tax liability and nondeductible goodwill amortization. In 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was (1)% and 6% during the nine months ended September 30, 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability previously discussed.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $34.2 million were recorded during each of the nine months ended September 30, 2001 and 2000, and were recorded as minority interest on an after-tax basis for the respective periods.

       Minority interest for the nine months ended September 30, 2001 includes a $3.2 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to net operating losses made available as a result of a subsidiary's liquidation into California Federal Bank.

       Minority interest for the nine months ended September 30, 2000 also includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the reduction of the valuation allowance on the Bank's deferred tax asset (see note 8 of the Company's Notes to Unaudited Consolidated Financial Statements). Minority interest for the nine months ended September 30, 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

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

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the nine months ended September 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 12 of the Company's Notes to Unaudited Consolidated Financial Statements.

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

                                              Assets                      Liabilities and Equity             Pre-tax Earnings
                                  --------------------------------   --------------------------------     ---------------------
                                   Loans                                             Taxes-                 Loan    (Gain)/Loss
                                    Held    Residential Derivative   Derivative       Other               Servicing  on Sale of
                                  for Sale     MSRs       Assets     Liabilities   Liabilities   OCI      Fees, net     Loans
                                  --------     ----       ------     -----------   -----------   ---      ---------     -----
Transfer hedge component
  of MSR balance                  $    --   $ (95,013)   $ 95,013    $      --    $     --    $     --    $     --   $     --

Transition adjustment - (record
  initial fair values):
  MSRs and MSR hedges                  --     (69,754)     78,610       (8,856)         --          --          --         --
  Warehouse loans                   3,834          --          --           --          --          --          --     (3,834)
  Interest rate locks                  --          --       2,911           --          --          --          --     (2,911)
  FLSC hedges                          --          --          --       (5,696)         --          --          --      5,696
  Cash flow hedges - swaps             --          --          --      (75,482)     30,835      44,647          --         --
                                  _____________________________________________________________________________________________
SUBTOTAL - JANUARY 1, 2001
  TRANSITION ENTRIES                3,834    (164,767)    176,534      (90,034)     30,835      44,647          --     (1,049)

Fair value adjustments:
  MSRs and MSR hedges                  --    (185,217)    195,025       19,683          --          --     (29,491)        --
  Warehouse loans                  19,203          --          --           --          --          --          --    (19,203)
  Interest rate locks                  --          --      10,648           --          --          --          --    (10,648)
  FLSC hedges                          --          --          --      (28,535)         --          --          --     28,535
  Cash flow hedges - swaps             --          --          --     (172,345)     70,402     101,943          --         --
                                    ___________________________________________________________________________________________
FAIR VALUE ADJUSTMENTS -
  NINE MONTHS ENDED
  SEPTEMBER 30, 2001               19,203    (185,217)    205,673     (181,197)     70,402     101,943     (29,491)    (1,316)

Other Activity - Nine Months
  Ended September 30, 2001:
  MSR hedge additions                  --          --     354,016           --          --          --          --         --
  MSR hedge sales and
     maturities                        --          --    (408,378)          --          --          --          --         --
  Hedge receipts and
     payments                          --        (121)     (1,549)     (12,993)         --          --          --         --
                                  _____________________________________________________________________________________________
TOTAL OTHER ACTIVITY -
  NINE MONTHS ENDED
  SEPTEMBER 30, 2001                   --        (121)    (55,911)     (12,993)         --          --          --         --
                                  _____________________________________________________________________________________________
TOTAL IMPACT FROM
  SFAS NO. 133 -
  NINE MONTHS ENDED
  SEPTEMBER 30, 2001              $23,037   $(350,105)   $ 326,296   $(284,224)   $101,237    $146,590    $(29,491)  $ (2,365)
                                  =============================================================================================

       During the nine months ended September 30, 2001, the impact of SFAS No. 133 added $0.13 to diluted earnings per share.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                    Three Months Ended September 30, 2001
                                                                    -------------------------------------
                                                                     Average                     Average
                                                                     Balance       Interest       Rate
                                                                     -------       --------       ----
                                                                           (dollars in millions)
ASSETS

Interest-earning assets (1):
       Securities and interest-bearing deposits in banks (2)         $   571          $  8        5.73%
       Mortgage-backed securities available-for-sale                   8,909           142        6.37
       Mortgage-backed securities held-to-maturity                     1,510            28        7.53
       Loans held for sale, net                                        2,825            46        6.59
       Loans receivable, net:
          Residential                                                 31,453           531        6.75
          Commercial real estate                                       6,399           128        7.98
          Commercial banking                                             647            12        7.41
          Consumer                                                       908            19        7.99
          Auto                                                         1,871            56       11.95
                                                                     -------          ----
       Total loans receivable, net                                    41,278           746        7.22
       FHLB stock                                                      1,423            18        5.04
                                                                     -------          ----
          Total interest-earning assets                               56,516           988        6.99%
                                                                                      ----
Noninterest-earning assets                                             3,957
                                                                     -------
          Total assets                                               $60,473
                                                                     =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
       Deposits                                                      $24,556           202        3.26%
       Securities sold under agreements to repurchase (3)              3,635            46        4.91
       Borrowings (3)                                                 27,980           384        5.45
                                                                     -------          ----
          Total interest-bearing liabilities                          56,171           632        4.46%
                                                                                      ----
Noninterest-bearing liabilities                                        1,454
Minority interest                                                        495
Stockholders' equity                                                   2,353
                                                                     -------
          Total liabilities, minority interest
               and stockholders' equity                              $60,473
                                                                     =======
Net interest income                                                                   $356
                                                                                      ====
Interest rate spread                                                                              2.53%
                                                                                                 =====
Net interest margin                                                                               2.56%
                                                                                                 =====

Return on average assets                                                                          0.68%
                                                                                                 =====
Return on average equity                                                                         17.55%
                                                                                                 =====
Return on tangible common equity                                                                 27.82%
                                                                                                 =====
Average equity to average assets                                                                  3.89%
                                                                                                 =====
Dividend payout ratio                                                                            13.70%
                                                                                                 =====

                                                                  Three Months Ended September 30, 2000
                                                                  -------------------------------------
                                                                   Average                     Average
                                                                   Balance       Interest       Rate
                                                                   -------       --------       ----
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)        $ 1,429        $   23          6.36%
     Mortgage-backed securities available-for-sale                 11,278           190          6.73
     Mortgage-backed securities held-to-maturity                    3,096            58          7.55
     Loans held for sale, net                                         926            18          7.65
     Loans receivable, net:
         Residential                                               30,601           545          7.13
         Commercial real estate                                     5,784           119          8.25
         Commercial banking                                           531            14         10.50
         Consumer                                                     782            21         10.49
         Auto                                                       1,386            43         12.24
                                                                  -------        ------
     Total loans receivable, net                                   39,084           742          7.59
     FHLB stock                                                     1,334            25          7.51
                                                                  -------        ------
         Total interest-earning assets                             57,147         1,056          7.39%
                                                                                 ------
Noninterest-earning assets                                          3,258
                                                                  -------
         Total assets                                             $60,405
                                                                  =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                     $23,307           236          4.03%
     Securities sold under agreements to repurchase (3)             5,444            95          6.83
     Borrowings (3)                                                27,976           439          6.23
                                                                  -------        ------
         Total interest-bearing liabilities                        56,727           770          5.39%
                                                                                 ------
Noninterest-bearing liabilities                                     1,381
Minority interest                                                     495
Stockholders' equity                                                1,802
                                                                  -------
         Total liabilities, minority interest
             and stockholders' equity                             $60,405
                                                                  =======
Net interest income                                                              $  286
                                                                                 ======
Interest rate spread                                                                             2.00%
                                                                                                =====
Net interest margin                                                                              2.04%
                                                                                                =====

Return on average assets                                                                         0.59%
                                                                                                =====
Return on average equity                                                                        19.65%
                                                                                                =====
Return on tangible common equity                                                                38.94%
                                                                                                =====
Average equity to average assets                                                                 2.98%
                                                                                                =====
Dividend payout ratio                                                                           15.87%
                                                                                                =====

___________
(1) Non-performing assets are included in the average balances for the periods indicated.

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

                                                            Three Months Ended September 30, 2001 vs. 2000
                                                                      Increase (Decrease) Due to
                                                            ----------------------------------------------
                                                                   Volume       Rate           Net
                                                                   ------       ----           ---
                                                                            (in millions)
 INTEREST INCOME:

       Securities and interest-bearing deposits in banks           $(13)       $  (2)        $ (15)
       Mortgage-backed securities available-for-sale                (38)         (10)          (48)
       Mortgage-backed securities held-to-maturity                  (30)          --           (30)
       Loans held for sale, net                                      30           (2)           28
       Loans receivable, net                                         29          (25)            4
       FHLB stock                                                     2           (9)           (7)
                                                                   ----        -----         -----
               Total                                                (20)         (48)          (68)
                                                                   ----        -----         -----

INTEREST EXPENSE:

       Deposits                                                      14          (48)          (34)
       Securities sold under agreements to repurchase               (26)         (23)          (49)
       Borrowings                                                    --          (55)          (55)
                                                                   ----        -----         -----
               Total                                                (12)        (126)         (138)
                                                                   ----        -----         -----
                  Change in net interest income                    $ (8)       $  78         $  70
                                                                   ====        =====         =====

       INTEREST INCOME. Total interest income was $988.6 million for the three months ended September 30, 2001, a decrease of $67.3 million from the three months ended September 30, 2000. Total interest-earning assets for the three months ended September 30, 2001 averaged $56.5 billion, compared to $57.1 billion for the corresponding period in 2000, primarily as a result of a decline in mortgage-backed securities, partially offset by an increase in loan volume. The yield on total interest-earning assets during the three months ended
September  30, 2001  decreased  to 6.99% from 7.39% for the three  months  ended
September 30, 2000, primarily due to the repricing of loans and securities at lower rates, partially offset by a higher percentage of loans to total earning assets during 2001.

       Golden State earned $745.4 million of interest income on loans receivable for the three months ended September 30, 2001, an increase of $3.3 million from the three months ended September 30, 2000. The average balance of loans receivable was $41.3 billion for the three months ended September 30, 2001, compared to $39.1 billion for the same period in 2000. The weighted average yield on loans receivable decreased to 7.22% for the three months ended September 30, 2001 from 7.59% for the three months ended September 30, 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities. On July 1, 2001, the Company began accounting for interest income on newly originated automobile loans on a gross coupon basis rather than based on credit-adjusted yield. The impact on the current quarter was immaterial, but in future periods, interest income is expected to increase.

       Loan production during the three months ended September 30, 2001 and 2000 is detailed in the table below (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      2001              2000
                                                      ----              ----

Loans funded:
  Residential real estate loans:
     Adjustable-rate                              $1,622,486         $1,261,312
     Fixed-rate                                    5,379,189          1,655,078
                                                  ----------         ----------
        Total residential real estate loans        7,001,675          2,916,390
  Commercial real estate loans                       415,861            337,595
  Commercial loans                                   241,541            157,086
  Consumer nonmortgage loans                         209,672            199,475
                                                  ----------         ----------
        Total loans funded                        $7,868,749         $3,610,546
                                                  ==========         ==========

Loans purchased:
  Residential real estate loans                   $  475,166         $   98,975
  Auto loans (a)                                     314,019            302,308
                                                  ----------         ----------
        Total loans purchased                     $  789,185         $  401,283
                                                  ==========         ==========

____________
(a) Approximately 41% and 47% of this volume was in prime product; 59% and 53% in sub-prime product for the three months ended September 30, 2001 and 2000, respectively.

       The decrease in the weighted average yield primarily reflects the repricing of variable-rate loans and the origination of loans at lower rates during 2001.

       Golden State earned $46.6 million of interest income on loans held for sale for the three months ended September 30, 2001, an increase of $28.8 million from the three months ended September 30, 2000. The average balance of loans held for sale was $2.8 billion for the three months ended September 30, 2001, an increase of $1.9 billion from the comparable period in 2000, primarily attributed to increased originations of residential, fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $5.4 billion during the quarter ended September 30, 2001 compared to $1.7 billion originated during the comparable period in 2000. The weighted average yield on loans held for sale decreased to 6.59% for the three months ended September 30, 2001 from 7.65% for the three months ended September 30, 2000, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available-for-sale was $141.9 million for the three months ended September 30, 2001, a decrease of $47.8 million from the three months ended September 30, 2000. The average portfolio balance decreased $2.4 billion, to $8.9 billion, for the three months ended September 30, 2001 compared to the same period in 2000. The weighted average yield on these assets decreased from 6.73% for the three months ended September 30, 2000 to 6.37% for the three months ended September 30, 2001. The decrease in the volume is primarily attributed to payments and sales of mortgage-backed securities, partially offset by the reclassification of $1.1 billion in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held-to-maturity was $28.4 million for the three months ended September 30, 2001, a decrease of $30.0 million from the three months ended September 30, 2000. The average portfolio balance decreased $1.6 billion, to $1.5 billion, for the three months ended September 30, 2001 compared to the same period in 2000, primarily attributed to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for the three months ended September 30, 2001 and 2000 were 7.53% and 7.55%, respectively. The decrease in the weighted average yield is primarily due to the repricing of variable-rate securities at lower rates, partially offset by the aforementioned $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

       Interest income on securities and interest-bearing deposits in other banks was $8.2 million for the three months ended September 30, 2001, a decrease of $14.6 million from the three months ended September 30, 2000. The average portfolio balance was $0.6 billion and $1.4 billion for the three months ended September 30, 2001 and 2000, respectively. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 5.73% for the three months ended September 30, 2001 compared to 6.36% for the three months ended September 30, 2000 reflects the repricing of securities at lower rates during 2001.

       Dividends on FHLB stock were $18.1 million for the three months ended September 30, 2001, a decrease of $7.1 million from the three months ended September 30, 2000. The average balance outstanding during the three months ended September 30, 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock decreased to 5.04% for the three months ended September 30, 2001 from 7.51% for the three months ended September 30, 2000. The increase in the average balance is due to an increase in average borrowings from the FHLB while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

       INTEREST EXPENSE. Total interest expense was $632.1 million for the three months ended September 30, 2001, a decrease of $138.2 million from the three months ended September 30, 2000. The decrease is primarily due to declining market interest rates and a reduction in higher rate securities sold under agreements to repurchase, partially offset by additional borrowings under lower rate FHLB advances and deposits used to fund total assets.

       Interest expense on deposits,  including  Brokered  Deposits,  was $201.9 million for the three months ended September 30, 2001, a decrease of $34.1 million from the three months ended September 30, 2000. The average balance of deposits outstanding increased from $23.3 billion for the three months ended September 30, 2000 to $24.6 billion for the three months ended September 30, 2001. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts and retail customer checking accounts, partially offset by declines in certificates of deposit and savings account balances. The overall weighted average cost of deposits decreased to 3.26% for the three months ended September 30, 2001 from 4.03% for the three months ended September 30, 2000, primarily due to a lower average balance of higher rate certificates of deposit and a higher average balance of lower-rate checking, money market and custodial accounts during 2001.

       Interest expense on securities sold under agreements to repurchase totalled $45.5 million for the three months ended September 30, 2001, a decrease of $49.4 million from the three months ended September 30, 2000. The average balance of such borrowings for the three months ended September 30, 2001 and 2000 was $3.6 billion and $5.4 billion, respectively. The decrease in the average balance is primarily the result of maturities during the third quarter of 2001. The weighted average interest rate on these instruments decreased to 4.91% for the three months ended September 30, 2001 from 6.83% for the three months ended September 30, 2000, primarily due to maturities of higher rate fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates in 2001.

       Interest expense on borrowings totalled $384.8 million for the three months ended September 30, 2001, a decrease of $54.6 million from the three months ended September 30, 2000. The average balance outstanding for both the three months ended September 30, 2001 and 2000 was $28.0 billion. The weighted average interest rate on these instruments decreased to 5.45% for the three months ended September 30, 2001 from 6.23% for the three months ended September 30, 2000. The decrease in the weighted average rate primarily reflects declining market interest rates.

       NET INTEREST INCOME. Net interest income was $356.5 million for the three months ended September 30, 2001, an increase of $70.8 million from the three months ended September 30, 2000. The interest rate spread increased to 2.53% for the three months ended September 30, 2001 from 2.00% for the three months ended September 30, 2000, primarily as a result of declining market interest rates reducing the cost of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.56% for the three months ended September 30, 2001, up 52 basis points from the 2.04% reported during the third quarter of 2000.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, and gain on sale of assets, net was $85.9 million for the three months ended September 30, 2001, representing a decrease of $26.0 million from the three months ended September 30, 2000.

       Loan servicing fees for the Company, were $(28.7) million for the three months ended September 30, 2001, compared to $45.5 million for the three months ended September 30, 2000. The following table details the components of loan servicing fees, net (in thousands):

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            2001               2000
                                                            ----               ----
Components of loan servicing fees, net:
    Loan servicing fees                                   $112,734           $99,953
    Amortization of mortgage servicing rights              (72,780)          (51,801)
    Pass-through interest expense                           (8,234)           (2,631)
    Net gain on MSRs/MSR derivatives                        20,534                --
    MSR valuation provision                                (81,000)               --
                                                          --------           -------
        Total loan servicing fees, net                    $(28,746)          $45,521
                                                          ========           =======

       As the table reflects, loan servicing fees increased $12.8 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.3 billion at June 30, 2001 to $86.3 billion at September 30, 2001. The annualized runoff rate on the Company's portfolio of mortgages serviced for others was 27.2% in the third quarter of 2001 compared to 12.8% during the same period in 2000. This runoff rate also influences MSR amortization, which increased $21.0 million in the third quarter of 2001 over the same period in 2000; the MSR amortization rate averaged 19.1% during the quarter ended September 30, 2001 compared to 13.3% during the same period in 2000. MSR amortization was also affected by a higher average MSR balance during the quarter ended September 30, 2001 compared to the same period in 2000. Pass-through interest expense increased $5.6 million (213%) compared to the year-ago quarter, also influenced by higher run-off rates. Servicing fee income includes a $20.5 million pre-tax gain for the three months ended September 30, 2001 from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. An $81.0 million pre-tax valuation provision on the MSRs was recorded during the three months ended September 30, 2001. See "--Mortgage Banking Risk Management" for further discussion.

       Customer  banking  fees were $55.2  million  for the three  months  ended
September 30, 2001 compared to $48.6 million for the three months ended September 30, 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund and annuity products. The following table details the components of customer banking fees (in thousands):

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                       2001              2000
                                                                       ----              ----
Components of customer banking fees and service charges:
   Customer and electronic banking fees                              $36,375           $30,325
   Other customer fees                                                   605               848
   Investment sales income                                            15,694            13,516
   Insurance commissions                                               2,497             3,871
                                                                     -------           -------
       Total customer banking fees and service charges               $55,171           $48,560
                                                                     =======           =======

       Gain on sale, settlement and transfer of loans, net totalled $47.2 million for the three months ended September 30, 2001, an increase of $36.6 million from the three months ended September 30, 2000. During the three months ended September 30, 2001, the Company recorded a $24.5 million reduction in its recourse liability. See "--Results of Operations--Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000--Noninterest Income." During the three months ended September 30, 2001, California Federal sold $5.5 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $19.7 million compared to $1.4 billion of such sales for the corresponding period in 2000 at gains of $4.7 million. The results in 2001 include $4.2 million related to the gain on sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and related gain is the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale also includes a $1.2 million unrealized loss on forward loan sale commitments related to SFAS No. 133.

       Gain on sale of assets, net totalled $5.4 million for the three months ended September 30, 2001, compared to $0.7 million for the three months ended September 30, 2000. The gain during the third quarter of 2001 includes a $10.0 million gain on the sale of $464.0 million in mortgage-backed securities, partially offset by a $4.1 million loss on the mark-to-market of the Company's portfolio of IO strip securities. The gain during 2000 is primarily attributed to a $1.3 million gain from the sale of interest rate swaps with a notional amount of $284.0 million, partially offset by a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59%.

       NONINTEREST EXPENSE. Total noninterest expense was $247.3 million for the three months ended September 30, 2001, an increase of $19.0 million compared to the three months ended September 30, 2000. Noninterest expense for the three months ended September 30, 2001 included increases of $10.6 million in other noninterest expense, $7.1 million in compensation and employee benefits and $1.8 million in occupancy and equipment expense.

       Compensation and employee benefits expense was $115.5 million for the three months ended September 30, 2001, an increase of $7.1 million from the three months ended September 30, 2000. The increase is primarily attributed to an increase in staff (from 7,824 FTE at September 30, 2000 to 8,109 at September 30, 2001), primarily in volume-related operating groups, and normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

       Occupancy and equipment expense was $44.5 million for the three months ended September 30, 2001, an increase of $1.8 million from the three months ended September 30, 2000, primarily due to increased rent expense as well as an increase in operating equipment expense.

       Other noninterest expense was $58.0 million for the three months ended September 30, 2001, an increase of $10.6 million from the three months ended September 30, 2000. The increase in expenses relates to increases in a number of operating expense categories including retail back office operations, telephone, marketing, courier service and charitable contributions.

       PROVISION FOR INCOME TAX. During the three months ended September 30, 2001 and 2000, Golden State recorded income tax expense of $85.1 million and $74.0 million, respectively.

       Golden State's effective gross federal tax rate was 37% and 38% during the three months ended September 30, 2001 and 2000, respectively, while its federal statutory tax rate was 35% during both periods. In 2001 and 2000, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 6% during each of the three months ended September 30, 2001 and 2000.

       MINORITY INTEREST. Dividends on the REIT Preferred Stock totalling $11.4 million were recorded during each of the three months ended September 30, 2001 and 2000 and were recorded as minority interest on an after-tax basis for the respective periods.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended September 30, 2001, as summarized below (debit/(credit); in thousands):

                                              Assets                       Liabilities and Equity              Pre-tax Earnings
                                -----------------------------------    ---------------------------------    ----------------------
                                 Loans                                                 Taxes-                 Loan     (Gain)/Loss
                                  Held     Residential   Derivative    Derivative      Other                Servicing   on Sale of
                                for Sale       MSRs        Assets      Liabilities   Liabilities   OCI      Fees, net     Loans
                                --------       ----        ------      -----------   -----------   ---      ---------     -----
Fair value adjustments:
  MSRs and MSR hedges           $     --   $(268,775)   $ 269,228      $   20,081     $    --    $    --     $(20,534)   $     --
  Warehouse loans                 28,241          --           --              --          --         --           --     (28,241)
  Interest rate locks                 --          --       13,559           6,069          --         --           --     (19,628)
  FLSC hedges                         --          --      (14,823)        (34,232)         --         --           --      49,055
  Cash flow hedges - swaps            --          --           --        (144,011)     58,828     85,183           --          --
                                __________________________________________________________________________________________________
FAIR VALUE ADJUSTMENTS -
  THREE MONTHS ENDED
  SEPTEMBER 30, 2001              28,241    (268,775)     267,964        (152,093)     58,828     85,183      (20,534)      1,186

Other Activity - Three
  Months Ended
  June 30, 2001:
  MSR hedge additions                 --          --       81,428              --          --         --           --          --
  MSR hedge sales and
    maturities                        --          --     (192,958)             --          --         --           --          --
  Hedge receipts and
    payments                          --          --      (23,568)         (5,507)         --         --           --          --
                                __________________________________________________________________________________________________
TOTAL OTHER ACTIVITY -
  THREE MONTHS ENDED
  SEPTEMBER 30, 2001                  --          --     (135,098)         (5,507)         --         --           --          --
                                __________________________________________________________________________________________________
TOTAL IMPACT FROM
  SFAS NO. 133 -
  THREE MONTHS ENDED
  SEPTEMBER 30, 2001              $28,241  $(268,775)    $ 132,866      $(157,600)    $58,828    $85,183     $(20,534)   $   1,186
                                ==================================================================================================

       During the three months ended September 30, 2001, the impact of SFAS No. 133 added $0.08 to diluted earnings per share.

PROBLEM AND POTENTIAL PROBLEM ASSETS

       The Company considers a loan impaired when, based upon current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, all auto loans, business banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the work-out process.

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

       At September 30, 2001, loans that were considered to be impaired totalled $75.6 million (of which $20.7 million were on nonaccrual status). The average recorded investment in impaired loans during the nine and three-month periods ended September 30, 2001 was approximately $76.7 million and $76.5 million, respectively. For the nine and three-month periods ended September 30, 2001, Golden State recognized interest income on those impaired loans of $4.8 million and $1.8 million, respectively, which included $0.4 million and $0.3 million, respectively, of interest income recognized using the cash basis method of income recognition.

       The following table presents the Company's non-performing and impaired loans, foreclosed real estate and repossessed assets as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. There were no accruing loans contractually past due 90 days or more at September 30, 2001 or December 31, 2000. Purchased auto loans are reflected in the table below using each individual loan's contractual unpaid principal balance.

                                                    September 30, 2001
                                              ------------------------------
                                              Non-performing        Impaired
                                              --------------        --------
                                                       (in millions)

Real Estate:
    1-4 unit residential                          $ 77               $ 1
    Multi-family residential                         1                13
    Commercial and other                             3                36
                                                  ----               ---
       Total real estate                            81                50
Non-real estate                                     25                26
                                                  ----               ---
       Total loans                                 106  (a)          $76  (b)
                                                                     ===
 Foreclosed real estate, net                        20
 Repossessed assets                                  5
                                                  ----
       Total non-performing assets                $131
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
                                                  ====
____________
(a) There were no loans securitized with recourse on non-performing status at September 30, 2001 or December 31, 2000.

(b) Includes $20.7 million and $19.5 million of non-performing loans at September 30, 2001 and December 31, 2000, respectively.

       The Company's and the Bank's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $131 million at September 30, 2001, from $141 million at December 31, 2000. Non-performing assets as a percentage of the Bank's total assets decreased to 0.22% at September 30, 2001, from 0.23% at December 31, 2000.

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

       The following table presents non-performing real estate assets by geographic region of the country as of September 30, 2001:

                                                                      Total
                           Non-performing       Foreclosed        Non-performing
                            Real Estate        Real Estate,        Real Estate         Geographic
                           Loans, Net (2)         Net (2)             Assets          Concentration
                           --------------      ------------       --------------      -------------
                                                     (dollars in millions)
Region:
        California              $45                 $11                $ 56                55%
        Northeast (1)            12                   1                  13                13
        Other regions            24                   8                  32                32
                                ---                 ---                ----               ---
                Total           $81                 $20                $101               100%
                                ===                 ===                ====               ===

_________
(1) Consists of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

(2)    Net of purchase accounting adjustments.

       At September 30, 2001, the Company had 2 non-performing assets over $2 million in size with balances averaging $2.6 million and 3,433 non-performing assets below $2 million in size.

ALLOWANCE FOR LOAN LOSSES

       An allowance is maintained to absorb losses in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). If appropriate, the Company charges current earnings with a provision for loan losses to maintain the allowance for loan losses at a level sufficient to absorb expected credit losses. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded no provisions for loan losses during the nine and three months ended September 30, 2001 and 2000, respectively.

       Activity in the allowance for loan losses is as follows (in thousands):

                                      Nine Months Ended September 30,         Three Months Ended September 30,
                                      -------------------------------         --------------------------------
                                         2001                2000                 2001                2000
                                         ----                ----                 ----                ----
Balance - beginning of period          $526,308            $554,893             $515,979            $536,114
   Provision for loan losses                 --                  --                   --                  --
   Charge-offs                          (17,642)            (27,251)              (5,503)             (6,954)
   Recoveries                             2,349               2,432                  539                 914
   Reclassification                        (130)                 --                 (130)                 --
                                       --------            --------             --------            --------
Balance - end of period                $510,885            $530,074             $510,885            $530,074
                                       ========            ========             ========            ========

       The current period reclassification relates to loans transferred to the held-for-sale portfolio. On July 1, 2001, the Company began accounting for interest income on newly originated automobile loans on a gross coupon basis rather than based on credit-adjusted yield. Credit losses on loans originated after July 1, 2001 will no longer be amortized through the net interest margin, but will be charged to the loan loss allowance. The impact on the current quarter was immaterial, but in future quarters, loan charge-offs are expected to increase.

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

       The unallocated allowance is established for inherent losses which may not have been identified through the more objective processes used to derive the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes, and trends in problem loan and loss recovery rates. Geographic concentration is a particularly key component as there is evidence of deterioration in some real estate markets, especially in northern California. Statistics regarding California concentration of the Company's real estate-secured portfolios are summarized below:

                                        % of Total Portfolio Concentration in
                                    --------------------------------------------
                                    California      Northern CA      Southern CA
                                    ----------      -----------      -----------

Residential                            79%             40%              39%
Commercial Real Estate                 89              28               61
Consumer (primarily Home Equity)       93              45               48

       Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

       At September 30, 2001, the allowance for loan losses was $511 million, consisting of a $371 million formula allowance, a $24 million specific allowance and a $116 million unallocated allowance.

       Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $487 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                      Multi-family
                                                      Residential
                                     1 - 4 Unit      and Commercial     Consumer
                                     Residential      Real Estate       and Other     Total
                                     -----------     --------------     ---------     -----
                                                           (in millions)
Balance - December 31, 2000             $228             $184             $114         $526
     Provision for loan losses            --               (2)               2           --
     Charge-offs                          (1)              --               (5)          (6)
     Recoveries                            1               --                1            2
                                        ----             ----             ----         ----
Balance - March 31, 2001                 228              182              112          522
     Provision for loan losses            --               (3)               3           --
     Charge-offs                          (2)              --               (5)          (7)
     Recoveries                           --               --                1            1
                                        ----             ----             ----         ----
Balance - June 30, 2001                  226              179              111          516
     Provision for loan losses            --               (7)               7           --
     Charge-offs                          (1)              --               (5)          (6)
     Recoveries                           --               --                1            1
                                        ----             ----             ----         ----
Balance - September 30, 2001            $225             $172             $114         $511
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

       Golden State actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which are designed to reduce the sensitivity of its earnings to interest rate and market value fluctuations. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that reprice frequently and that on the whole, adjust in accordance with the repricing of its liabilities. At September 30, 2001, approximately 75% of the Company's loan portfolio consisted of ARMs.

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

       The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 2001 was as follows:

                                                                      Maturity/Rate Sensitivity
                                                   --------------------------------------------------------------
                                                    Within         1 - 5        Over 5      Noninterest
                                                    1 Year         Years        Years         Bearing       Total
                                                    ------         -----        -----         -------       -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                            $   210       $    --        $   --         $   --      $   210
Securities held-to-maturity (1)                        114            89            16             --          219
Securities available-for-sale (3)                      118            --            --             --          118
Mortgage-backed securities
     available-for-sale (3)                          8,243            --            --             --        8,243
Mortgage-backed securities
     held-to-maturity (1) (4)                        1,440            18            15             --        1,473
Loans held for sale, net (3)                         2,109            --            --             --        2,109
Loans receivable, net (1) (5)                       20,620        16,435         4,193             --       41,248
Investment in FHLB                                   1,428            --            --             --        1,428
                                                   -------       -------        ------         ------      -------
     Total interest-earning assets                  34,282        16,542         4,224             --       55,048
Noninterest-earning assets                              --            --            --          4,439        4,439
                                                   -------       -------        ------         ------      -------
                                                   $34,282       $16,542        $4,224         $4,439      $59,487
                                                   =======       =======        ======         ======      =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $22,945       $ 1,493        $    1         $   --      $24,439
Securities sold under agreements to
     repurchase (1)                                  3,321            73            --             --        3,394
FHLB advances (1)                                   15,542         9,740            --             --       25,282
Other borrowings (1)                                   272         1,402            93             --        1,767
                                                   -------       -------        ------         ------      -------
Total interest-bearing liabilities                  42,080        12,708            94             --       54,882
Noninterest-bearing liabilities                         --            --            --          1,673        1,673
Minority interest                                       --            --            --            500          500
Stockholders' equity                                    --            --            --          2,432        2,432
                                                   -------       -------        ------         ------      -------
                                                   $42,080       $12,708        $   94         $4,605      $59,487
                                                   =======       =======        ======         ======      =======

Gap before interest rate swap agreements           $(7,798)      $ 3,834        $4,130                     $   166
Interest rate swap agreements                        3,570        (3,570)           --                          --
                                                   -------       -------        ------                     -------
Gap                                                $(4,228)      $   264        $4,130                     $   166
                                                   =======       =======        ======                     =======

Cumulative gap                                     $(4,228)      $(3,964)       $  166                     $   166
                                                   =======       =======        ======                     =======
Gap as a percentage of total assets                  (7.11)%        0.44%         6.94%                       0.28%
                                                   =======       =======        ======                     =======
Cumulative gap as a percentage of total assets       (7.11)%       (6.66)%        0.28%                       0.28%
                                                   =======       =======        ======                     =======

                                                                                                        (Continued)

____________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 2001. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $85 million of short-term investment securities and $125 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available-for-sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing loans of $0.6 million.

(5) Excludes allowance for loan losses of $511 million and non-performing loans of $106 million.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook savings accounts are reflected as maturing within one year.

       At September 30, 2001 and December 31, 2000, Golden State's cumulative gap totalled $166 million and $(462) million, respectively.

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

MORTGAGE BANKING RISK MANAGEMENT

       During the nine months ended September 30, 2001 and 2000, the Company, through the Bank's wholly owned mortgage banking subsidiary, FNMC, acquired mortgage-servicing rights on loan portfolios of $8.7 billion and $13.5 billion, respectively. The 1-4 unit residential loans serviced for others (excluding loans serviced for the Bank) totalled $86.3 billion at September 30, 2001, an increase of $2.3 billion and $3.4 billion from December 31, 2000 and September 30, 2000, respectively. In absolute loan count, FNMC serviced 859,736 loans for others at September 30, 2001, compared to 879,180 loans at December 31, 2000 and 874,707 loans at September 30, 2000. The residential loans serviced for others at September 30, 2001 have an average principal balance of $100.4 thousand, a weighted average note rate of 7.45% and earn a weighted average contractual servicing fee of 41 basis points; 45.28% are secured by properties located in California. Average loan servicing cost is $47 per loan. During the nine months ended September 30, 2001 and 2000, the Bank, through FNMC, originated $18.3 billion and $10.3 billion, respectively, and sold (generally with servicing retained) $11.2 billion and $3.7 billion, respectively, of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities at FNMC for the nine months ended September 30, 2001 totalled $310.3 million, an increase of $43.3 million from the nine months ended September 30, 2000. Gross loan servicing fees for the nine months ended September 30, 2001 were reduced by $217.6 million of amortization of servicing rights, $24.4 million in pass-through interest expense and a $158.0 million MSR valuation provision, partially offset by $29.5 million in unrealized gains relating to SFAS No. 133, resulting in net loan servicing expense of $60.2 million for the residential loan servicing portfolio.

       The recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. Higher levels of prepayments generally accelerate amortization of MSRs and generally will result in a reduction in the market value of MSRs and servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

       The Company owned several derivative instruments at September 30, 2001, which were used to hedge against prepayment risk in its mortgage servicing portfolio. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. The estimated fair value of all MSR derivatives used to hedge prepayment risk was $310.6 million at September 30, 2001. The interest rate swap agreements had a notional amount of $2.5 billion, weighted average pay rate of 2.99%, receive rates between 5.23% and 6.24%, mature in the years 2010 through 2011 and had an estimated fair value of $103.8 million at September 30, 2001. The interest rate floor contracts had a notional amount of $1.9 billion, strike rates between 6.10% and 6.55%, mature in the year 2006, and had an estimated fair value of $66.8 million at September 30, 2001. Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet. The swaption contracts had a notional amount of $2.3 billion, strike rates between 5.75% and 6.55%, expire in the years 2003 through 2004, and had an estimated fair value of $128.6 million at September 30, 2001. Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the derivative asset on the balance sheet. Principal only swap agreements had notional amounts of $279.7 million and an estimated fair value of $11.4 million at September 30, 2001. The derivative instruments are carried at fair value in accordance with SFAS No. 133.

       The following is a summary of activity in MSRs (including non-residential
MSRs) for the nine and three months ended September 30, 2001 (in millions):

                                                       Nine Months       Three Months
                                                       -----------       ------------
                                                          Ended September 30, 2001
                                                       ------------------------------
Balance - beginning of period                            $1,559             $1,514
  Transfer to derivative assets upon
      adoption of SFAS No. 133                              (95)                --
  SFAS No. 133 transition adjustment                        (70)                --
  Additions - purchases                                     232                105
  Originated servicing                                      253                122
  SFAS No. 133 fair market valuation adjustment            (185)              (269)
  SFAS No. 140 valuation allowance                         (158)               (81)
  Amortization                                             (220)               (73)
  Other                                                       2                 --
                                                         ------             ------
Balance - end of period                                  $1,318             $1,318
                                                         ======             ======

       Capitalized MSRs are amortized over the period of estimated net servicing income. SFAS No. 140 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current estimated fair value. At December 31, 2000, no allowance for impairment of the MSRs was necessary. During the three and nine months ended September 30, 2001, the Company recorded pre-tax valuation provisions on its MSRs of $81 million and $158 million, respectively. The provision in the third quarter of 2001 is due in large part to the significant decline in interest rates since September 11, 2001. Hedging activities covered approximately 70% of the total decline in value of the servicing portfolio, as hedge ratios were maintained at high levels throughout the quarter. On an aggregate basis, at September 30, 2001, the estimated fair value of the MSRs was $18.8 million higher than book value (net of a valuation allowance of $158 million). To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced.

LIQUIDITY

       The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated a previously imposed minimum liquidity requirement of 4%. California Federal has been in compliance with the liquidity regulations during the nine months ended September 30, 2001 and the year ended December 31, 2000.

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

       The consolidated Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings and dividends to common shareholders. Certificates of deposit scheduled to mature during the twelve months ending September 30, 2002 aggregate $9.8 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 2001, Golden State had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $13.7 billion and $19.1 billion maturing or repricing within the next three and twelve months, respectively. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

       On August 1, 2001, $350 million of the GS Holdings Notes matured and was paid in full. Interest expense on the remaining $1.65 billion in GS Holdings Notes approximates $127.9 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will be sufficient to make required interest and principal payments, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to GS Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of GS Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws.

       The Company anticipates that cash and cash equivalents on hand, the cash flows from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $992.9 million at September 30, 2001, the Company has substantial additional borrowing capacity with the FHLB and other sources.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the nine months ended September 30, 2001 were $87.8 billion in proceeds from additional borrowings, $10.9 billion in proceeds from sales of loans held for sale, $2.6 billion in principal payments on mortgage-backed securities available-for-sale and held-to-maturity, $1.6 billion from a net decrease in loans receivable and $1.0 billion in proceeds from maturities of securities available-for-sale and held-to-maturity. The primary uses of funds were $89.2 billion in principal payments on borrowings, $12.2 billion in purchases and originations of loans held for sale, $3.1 billion in purchases of loans receivable and $1.1 billion from a net decrease in securities sold under agreements to repurchase.

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

       At September 30, 2001, the Bank's tangible, core and risk-based capital ratios of 6.13%, 6.13% and 12.26%, respectively, exceeded the minimum regulatory capital requirements. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of September 30, 2001:

                                                                        Tangible         Core           Risk-based
                                                                        Capital         Capital           Capital
                                                                        -------         -------           -------
                                                                                  (dollars in millions)
 Stockholder's equity of the Bank                                       $3,984           $3,984            $3,984
 Minority interest - REIT Preferred Stock                                  500              500               500
 Unrealized holding gain on securities,  net                               (61)             (61)              (61)
 Unrealized holding loss on derivative instruments, net                    146              146               146
 Non-allowable capital:
        Non-qualifying loan servicing rights                              (116)            (116)             (116)
        Intangible assets                                                 (646)            (646)             (646)
        Goodwill Litigation Assets                                        (159)            (159)             (159)
        Investment in non-includable subsidiaries                          (69)             (69)              (69)
 Supplemental capital:
        Qualifying subordinated debentures                                  --               --                74
        General loan loss allowance                                         --               --               414
        Qualifying portion of unrealized gain on equity
           securities available-for-sale                                    --               --                --
 Assets required to be deducted:
        Land loans with more than 80% LTV ratio                             --               --                (4)
        Equity in subsidiaries                                              --               --                (9)
        Low-level recourse deduction                                        --               --                (9)
                                                                        ------           ------            ------
 Regulatory capital of the Bank                                          3,579            3,579             4,045
 Minimum regulatory capital requirement                                    875            2,334             2,639
                                                                        ------           ------            ------
 Excess above minimum capital requirement                               $2,704           $1,245            $1,406
                                                                        ======           ======            ======

 Regulatory capital of the Bank                                           6.13%            6.13%            12.26%
 Minimum regulatory capital requirement                                   1.50             4.00              8.00
                                                                          ----             ----             -----
 Excess above minimum capital requirement                                 4.63%            2.13%             4.26%
                                                                          ====             ====             =====

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $58.4 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $33.0 billion.

       The Bank is also subject to the "prompt corrective action" standards prescribed in FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage capital ratio are used to determine an association's capital classification. The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of September 30, 2001. The Bank is not presently subject to any enforcement action or other regulatory proceeding with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since September 30, 2001 which would change the Bank's capital classification.

       At September 30, 2001, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                               Risk-based
                                           Leverage      -----------------------
                                           Capital       Tier 1    Total Capital
                                           --------      ------    -------------

Regulatory capital ratio of the Bank        6.13%        10.82%        12.26%
"Well capitalized" ratio                    5.00          6.00         10.00
                                            ----         -----         -----
Excess above "well capitalized" ratio       1.13%         4.82%         2.26%
                                            ====         =====         =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At September 30, 2001, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at September 30, 2001.

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

       In October 1997, the trial court granted summary judgment for the defendants. In September 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. On June 7, 2001, the trial court dismissed two of the four causes of action against the Bank, holding that the OTS pre-empted the California courts from regulating the Bank's procedures for reconveying deeds. The Bank believes that it has additional meritorious defenses to plaintiffs' claims and intends to continue to contest the remaining claims in the lawsuit vigorously.

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

       (b)  Reports on Form 8-K:

       None.

                            GLOSSARY OF DEFINED TERMS


ALCO - Asset/Liability Management Committee
APB  - Accounting Principles Board
APB  OPINION NO. 16 - Business Combinations
APB  OPINION NO. 17 - Intangible Assets
APB OPINION NO. 18 - The Equity Method of Accounting for Investments in Common stock
APB  OPINION NO. 25 - Accounting for Stock Issued to Employees
APB OPINION NO. 30 - Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM  - Adjustable rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BROKERED DEPOSITS - Issued  certificates  of deposit  through  direct  placement programs and national investment banking firms.
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     States, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD   - Certificate of deposit
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Bancorp Inc.
CONVERTIBLE  SUBORDINATED  DEBENTURES  DUE 2001 - In  1986,  Cal Fed  Inc.,  Old
     California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001.
DIG  - Derivatives Implementation Group
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
     Corporation in February, 2000.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FLSC - forward loan sale commitments
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998.
FNMC - First Nationwide Mortgage Corporation
FTE  - Full-time equivalent staff
GAAP - generally accepted accounting principles
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
     Litigation, arising out of the purchase of Glendale Federal.
GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank.
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE ACQUISITION - FN Holdings Asset Transfer, Holding Company Mergers and Glen Fed Merger, collectively

GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION  ASSETS - the California  Federal Goodwill  Litigation Asset
     and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GS   HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion of fixed and floating rate notes.
GSB  INVESTMENTS - GSB Investments Corp.
HOLDINGCOMPANY MERGERS - FN Holdings merged with and into Golden State Financial
     Corporation, which owned all of the common stock of Glendale Federal. HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO   - Interest only
ISSUABLE  SHARES  -  The  Golden  State  Merger  agreement   provides  that  GSB
     Investments as successor to First Gibraltar and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock ("Issuable Shares") to GSB Investments and Hunter's Glen.
LIBOR - London Interbank Offered Rate
LTV  - Loan-to-value
LTW  - Litigation Tracking Warrant
MAFCO HOLDINGS - Mafco Holdings Inc.
MSR  - Mortgage servicing rights
NOL  - Net operating loss
OCI  - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition.
OTS  - Office of Thrift Supervision
PO   - Principal only
REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC  - Securities and Exchange Commission
SFAS - Statement of Financial Accounting Standards
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities

SFAS NO. 121 -  Accounting  for  the  Impairment  of  Long-lived  Assets and for
     Long-lived Assets to be Disposed of
SFAS NO. 125 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishment of Liabilities
SFAS NO. 131  -  Disclosures  about  Segments   of  an  Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishments of Liabilities, a replacement of FASB Statement No. 125 SFAS NO. 141 - Accounting for Business Combinations
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
VERDUGO - Verdugo Trustee Service Corporation

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



November 7, 2001