Form 10-K
period 2001-12-31
GOLDEN STATE BANCORP INC
filed 2002-03-28
CIK 1019508

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

                   For the fiscal year ended December 31, 2001

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the transition period from ____ to ____
                        Commission file number 000-29654

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2002: $2,221,243,045

     The number of shares outstanding of the registrant's $1.00 par value common stock, as of the close of business on February 28, 2002: 135,910,784 shares of common stock.

                      Documents Incorporated by Reference:
              Portions of the Proxy Statement for the May 20, 2002
                    Annual Meeting of Stockholders Part III

                    GOLDEN STATE BANCORP INC.
                 2001 ANNUAL REPORT ON FORM 10-K
                        TABLE OF CONTENTS

                                                                                                             Page
                                                    PART I                                                   ----
ITEM 1.  Business..............................................................................................3
                 General.......................................................................................3
                 Business Strategy.............................................................................4
                 Factors That May Affect Future Results........................................................5
                 Employees.....................................................................................9
                 Competition...................................................................................9
                 Regulation and Supervision....................................................................9
ITEM 2.  Properties...........................................................................................13
ITEM 3.  Legal Proceedings....................................................................................14
ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................15

                                                   PART II
ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................16
ITEM 6.  Selected Financial Data..............................................................................17
ITEM 7.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................................................21
                 Critical Accounting Policies.................................................................21
                 Results of Operations........................................................................21
                 Provision for Federal and State Income Taxes.................................................34
                 Balance Sheet Analysis.......................................................................36
                     Investment Activities....................................................................36
                     Sources of Funds.........................................................................38
                     Mortgage Banking Activities..............................................................43
                     Loan Portfolio...........................................................................45
                     Problem and Potential Problem Assets.....................................................52
                     Non-performing Assets....................................................................54
                     Allowance for Loan Losses................................................................56
                 Risk Management..............................................................................60
                     Asset and Liability Management...........................................................61
                     Mortgage Banking Risk Management.........................................................65
                     Recently Issued Accounting Pronouncements................................................66
                 Liquidity....................................................................................67
                 Other Activities.............................................................................70
                 Capital Management...........................................................................72
                 Impact of Inflation and Changing Prices......................................................74
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk...........................................75
ITEM 8.  Financial Statements and Supplementary Data..........................................................76
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................76

                                                   PART III
ITEM 10. Directors and Executive Officers of the Registrant...................................................77
ITEM 11. Executive Compensation...............................................................................79
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.......................................79
ITEM 13. Certain Relationships and Related Transactions.......................................................79

                                                   PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................80

Glossary of Defined Terms.....................................................................................84

Signatures....................................................................................................89

Audited Financial Statements..................................................................................F-1

     FORWARD-LOOKING STATEMENTS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS;
(II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD; (III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY
ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. SEE "BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS" FOR A DISCUSSION OF THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

                 A glossary of defined terms appears on page 84.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Golden State Bancorp Inc. is a holding company whose only significant asset is all of the common stock of GS Holdings, formerly FN Holdings, which owns all of the common and preferred stock of the Bank.

     The  Company,   headquartered  in  San  Francisco,   California,   provides
diversified financial services to consumers and small businesses in California and Nevada, primarily:

     (a)  retail  branches  that  provide  deposit   products  such  as  demand,
          transaction and savings accounts, and investment products such as mutual funds, annuities and insurance; and

     (b) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale or retention, servicing loans for itself and others and, to a lesser extent, originating and/or purchasing commercial real estate, commercial and consumer loans for investment.

     These activities are financed principally with customer deposits, secured short-term and long-term borrowings, including FHLB advances, collections on loans, asset sales and retained earnings. Refer to note 21 of the Company's Notes to Consolidated Financial Statements for additional information about the Company's business segments.

     The Bank is chartered as a federal stock savings bank under the HOLA and is principally regulated by the OTS. The FDIC insures the deposit accounts of the Bank up to applicable limits through the SAIF. The Bank is also a member of the FHLB System. The Bank has three principal subsidiaries:

     (a)  FNMC, its mortgage banking subsidiary;

     (b)  Auto One, its indirect prime and sub-prime auto financing  subsidiary;
          and

     (c)  CFI, its securities and insurance brokerage subsidiary.

     CFI is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National
Association of Securities Dealers. In addition, CFI is registered as a broker-dealer with the Securities and Exchange Commission and the Securities Investor Protection Corporation. CFI receives commission revenue for acting as a broker on behalf of its customers, but does not maintain customer accounts or take possession of customer securities.

     The Company's revenues are derived from:

     (a)  interest earned on loans and securities;

     (b) gains on sales of loans and other investments, fees received in connection with loan servicing and securities brokerage; and

     (c)  other customer service transactions.

     Expenses primarily consist of interest on customer deposit accounts and borrowings, and general and administrative expenses including compensation and benefits, occupancy and equipment, professional fees and other general administrative expenses.

     As of December 31, 2001, the Company had total assets of $56.5 billion, deposits of $25.1 billion and 356 retail branch offices in California and Nevada.

     OWNERSHIP STRUCTURE

     Prior to the Golden State Acquisition, Parent Holdings owned 80% of the common stock of FN Holdings and Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Company, owned 20% of the common stock of FN Holdings. Parent Holdings was indirectly owned by Mafco Holdings, a corporation controlled by Ronald O. Perelman, a Director of the Company. In the Golden State Acquisition, Parent Holdings was merged into Golden State and FN Holdings was merged into GS Holdings. As consideration, Golden State issued 41,067,270 shares of common stock to a subsidiary of Mafco Holdings that directly owned Parent Holdings and 15,655,718 shares of common stock to Hunter's Glen which, in aggregate, constituted 47.9% of the common stock outstanding immediately after the Golden State Acquisition. Subsequent to the Golden State Acquisition, Mafco Holdings transferred the 41,067,270 shares to another of its indirectly owned subsidiaries, GSB Investments. In addition, the Golden State Merger agreement provided that Mafco Holdings and Hunter's Glen, or their successors, were entitled to receive additional shares of common stock under certain circumstances, which could cause the actual ownership percentages of Mafco Holdings and Hunter's Glen to change. See "--Capital Management - Issuable Shares."

     Through its ownership of all of the Bank's common and preferred stock, GS Holdings has 97% of the voting power of all outstanding Bank securities. Two classes of publicly traded Bank securities, the CALGZs and the CALGLs, have in the aggregate the remaining 3% of the voting power. All outstanding Bank securities vote together as a single class.

BUSINESS STRATEGY

     Merger, acquisition, and divestiture activities have played a major role in the Company's business strategy in prior years. (Refer to note 3 of the Company's Notes to Consolidated Financial Statements for specific information about these mergers, acquisitions, and divestitures.) More recently, the Company has focused on:

     o  Increased profitability;

     o  Revenue diversity; and

     o  Growth while preserving credit quality.

     As a result of this strategic plan, during 2001 the Bank has grown earnings by 17%, grown retail checking deposits by 10% and increased non-single family residential loans to 25% of the portfolio, while improving the Bank's overall credit quality.

     The  Company's   current   strategic  plan  aims  at  continued   focus  on
profitability, revenue diversity and maintenance of credit quality. Key elements of the business plan include:

     o    California   Federal  intends  to  maintain  its  core   competencies,
          including strong risk management, firm expense control and operating efficiency and effective capital management.

     o California Federal plans to continue to improve profitability as it becomes a more "bank- like" institution. This plan contemplates a further increase in demand deposit and transaction accounts, as well as growth of various retail and commercial products. In addition, the Bank will continue to focus on increasing its percentage of non-single family residential loans.

     o The Company expects to continue to build franchise value by focusing on customer service and cross-selling opportunities, further development of its sales force, enhanced product offerings and improved channel delivery. The Company intends to seek to maintain its mortgage banking efficiency while reducing the costs to service each account. In addition, the Bank intends to continue its strong and prudent growth of its core banking businesses including the sale of mutual funds and insurance annuity products, commercial banking, and auto, home equity and commercial real estate lending.

     o California Federal may make opportunistic acquisitions of other companies or business lines which complement the Bank and where efficiencies and economies of scale could be realized to produce higher returns on investment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     A number of factors could cause the Company's actual results to differ materially from those in the forward-looking statements made in this Form 10-K, in other documents filed by the Company with the SEC or by the Company's senior management verbally to analysts, investors, the media and others. Some of these factors are described below.

     CONCENTRATION OF BUSINESS IN CALIFORNIA; EFFECT ON ASSET QUALITY

     The Bank's loan portfolio is concentrated in California. As a result, the financial condition of the Bank will be subject to general economic conditions in California and, in particular, to conditions in the California real estate market. As of December 31, 2001, the Bank had 80.3% of its loan portfolio secured by real estate located in California. The Bank may find it difficult to originate a sufficient volume of high-quality real estate loans or maintain its asset quality, either of which could negatively impact future performance. In addition, any downturn in the economy generally, and in California in particular, could further reduce real estate values and the volume of loans originated. Real estate values in California could also be affected by earthquakes or other catastrophic events.

     SUB-PRIME LENDING

     Through Auto One, the Bank is engaged indirectly in sub-prime and prime auto financing activities. At December 31, 2001, the Bank's sub-prime auto loan portfolio totalled $1.2 billion, or 2.9% of the Bank's total loan portfolio. A loan may be considered sub-prime primarily for one, or both, of two reasons: borrower credit and collateral considerations. Sub-prime borrowers are likely to be relatively weak credits. A borrower may be considered sub-prime due to limited income, tarnished credit history (for example, prior bankruptcy or history of delinquent payments on other types of installment credit) or lack of credit history (for example, a relatively young individual who has not yet developed a credit history profile). Sub-prime loans may also have less valuable collateral. Collateral considerations in the sub-prime market primarily result from the financing, in many cases, of used vehicles. Although depreciation also affects new automobiles, the market value of an automobile which is several years old may be more difficult to ascertain than for a new vehicle, since such value will depend on mileage and general condition, which may vary substantially for different vehicles of a similar model year. As a result of these factors, the performance of a sub-prime portfolio may be more susceptible to performance deterioration than a prime portfolio, since sub-prime borrowers, are likely to be disproportionately affected by economic downturns and the collateral may be more difficult to value correctly.

     INTEREST RATE RISK

     It is expected that the Bank will continue to realize income primarily from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations, whereas declining interest rates generally are associated with a higher volume of loan originations. Declining rates are also associated with increased mortgage loan prepayments. There can be no assurances that management will be able to reinvest the cash from mortgage loan prepayments in assets earning yields comparable to the yields on the prepaid mortgages. It is expected that a substantial majority of the Bank's assets will continue to be indexed to changes in market interest rates and a substantial majority of its liabilities will continue to be short term. Although the Bank's management believes that this fact should mitigate the negative effect of a decline in yield on its assets, there can be no assurance that the Bank's interest rate risk will be minimized or eliminated. Golden State Bancorp also maintains a significant portfolio of mortgage-backed securities which tend to fluctuate in value in rapidly changing interest rate environments. At December 31, 2001, the Bank had $35.3 billion in assets indexed to changes in market rates and $40.0 billion in liabilities maturing or repricing within one year. The lag in implementing repricing terms on the Bank's adjustable rate assets may result in a decline in net interest income in a rising rate environment. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect the Bank's net interest spread, asset quality, loan origination volume and overall results of operations.

     Mortgage Servicing Rights

     At December 31, 2001, the Bank held MSRs on a 1-4 unit residential loan portfolio with outstanding loan balances totalling approximately $85.2 billion, excluding loans owned by the Bank that are serviced by FNMC. The Bank's MSRs and related derivative assets had a carrying value of $1.9 billion at December 31, 2001. A decline in long-term mortgage interest rates generally results in an acceleration in mortgage loan repayments, and higher than anticipated levels of repayments generally cause the accelerated amortization of MSRs and generally will result in reductions in the market value of the MSRs. In order to mitigate some of the potential loss in value of the MSRs, the Bank has purchased, or entered into contracts for, financial derivatives that could hedge some of the potential loss in the MSRs and should generally increase in value as mortgage interest rates decline. There can be no assurances that the rate of mortgage loan prepayments will not exceed management's estimates, resulting in reductions in net income from accelerated amortization of MSRs and possible additional impairment of the carrying value of the MSRs due to reductions in the market value of the MSRs. Furthermore, there can be no assurances that the financial derivatives purchased as hedges to the MSRs will perform as anticipated and that, if mortgage interest rates decline, the derivatives will increase in value in an amount sufficient to offset the decline in the value of the MSRs or, if long-term mortgage interest rates rise, that the derivatives will lose value equal to or less than the increase in the value of the MSRs. A large percentage of the instruments used to hedge the MSRs change in value based on changes in LIBOR-based rates. While long-term mortgage interest rates and LIBOR-based rates are highly correlated, a change in one may be different from a change in the other for any given period. Therefore, it is possible that there may be impairment in the value of the MSRs even if long-term mortgage interest rates remain the same or increase from period to period.

     The valuation of MSRs involves a number of assumptions, in addition to changes in prepayment rates, which may change from period to period. These assumptions include discount rates, custodial balance earnings rates, funding costs, late charges, other ancillary income, foreclosure costs, cost to service, escrow balances, remittance balances, remittance types and foreclosure rates, among others. In analyzing future prepayments, consideration is given to rates currently offered to borrowers versus rates required by the secondary market, the average note rate of the portfolio and the Mortgage Bankers Association Mortgage Refinance Index as well as other available information. Changes in these assumptions and changes in their relationship to each other will cause volatility in the value of MSRs from period to period. Further, the market for MSRs is generally less liquid than markets for other fixed income instruments, and there is limited public information available describing characteristics of traded portfolios for use in comparing values. Since there may well be periods of time during which no purchases or sales of MSRs with characteristics similar to those to be valued have occurred, alternative valuation methods need to be employed. These methods may involve surveying firms engaged in buying and selling mortgage-related assets, engaging independent firms to conduct appraisals, or using any number of mathematical models which have been developed. In the process of determining the valuation at any future period end, the Company may determine that alternate methods of valuation are more appropriate as valuation techniques evolve. These methods may yield results different from those obtained using prior measurement techniques, and hence may have the effect of lowering the carrying value of MSRs.

     COMPETITION

     Golden State faces substantial competition for loans and deposits throughout its market areas. It competes on a daily basis with commercial banks, other savings institutions, thrift and loans, credit unions, finance companies, retail investment brokerage houses, mortgage banks, money market and mutual funds and other investment alternatives and other financial intermediaries. Golden State faces competition throughout its market area from local institutions, which have a large presence in its market areas, as well as from out-of-state financial institutions which have offices in its market areas. Many of these other institutions offer services which Golden State does not offer, including trust services. Furthermore, banks with a larger capital base and financial firms not subject to the restrictions imposed by banking regulations have larger lending limits and can therefore serve the needs of larger customers.

     REGULATION

     The financial institutions industry is subject to extensive regulation, which materially affects the business of Golden State and the Bank. Statutes and regulations to which the Bank and its parent companies are subject may be changed at any time, and the interpretation of these regulations is also subject to change. There can be no assurance that future changes in such regulations or in their interpretation will not adversely affect the business of Golden State and the Bank.

     PROPOSED LEGISLATION

     From time to time, Congress considers legislative proposals that could substantially alter the regulation of Golden State and the Bank. These proposals have included the merger of the two FDIC deposit insurance funds and the merger of the OTS with the Office of the Comptroller of the Currency. We can not determine whether, or in what form, such legislation may eventually be enacted and the possible impact of such changes.

     TAX SHARING AGREEMENT; AVAILABILITY OF NET OPERATING LOSS CARRYOVERS

     For federal income tax purposes, the Bank, GS Holdings and Golden State Bancorp are parties to a Tax Sharing Agreement, pursuant to which:

     (a) the Bank pays to GS Holdings amounts equal to the income taxes that the Bank would be required to pay if it were to file a return separately from the Golden State Bancorp consolidated group,

     (b) GS Holdings pays to the Company amounts equal to the income taxes that GS Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Golden State Bancorp consolidated group, and

     (c) in connection with the Golden State Acquisition, Mafco Holdings continues to be bound for all obligations accruing for taxable periods on or prior to September 11, 1998.

     As a result of the deconsolidation of the Bank and GS Holdings from the Mafco Group due to the Golden State Acquisition, only the amount of net operating losses of the Bank and GS Holdings not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Golden State Group. Similarly, if for any reason the Bank and GS Holdings were to deconsolidate from the Golden State Group, only the amount of the net operating loss carryovers of the Bank and GS Holdings not utilized by the Golden State Group up to the end of the taxable year in which the deconsolidation took place would be available to offset the taxable income of the Bank and GS Holdings subsequent to the date of deconsolidation. It cannot be predicted to what extent the Golden

State Group will utilize the net operating loss carryovers of GS Holdings and/or the Bank in the future or the amount, if any, of net operating loss carryforwards that GS Holdings or the Bank may have upon deconsolidation. The net operating loss carryovers are subject to review and potential disallowance, in whole or in part, by the IRS. Any disallowance of the Bank's net operating loss carryovers may increase the amounts that the Bank would be required to pay to GS Holdings under the Tax Sharing Agreement and that GS Holdings would be required to pay to the Golden State Group, and would therefore decrease the earnings of the Bank available for distribution.

     Under federal tax law, the parties subject to the tax sharing agreement in effect prior to the Golden State Acquisition are subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings, FN Holdings or the Bank is, as the case may be, a member of such group. Therefore, Parent Holdings, FN Holdings or the Bank may be required to pay Mafco Holdings' consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement, to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     TAXATION OF THE BANK

     The Small Business Job Protection Act of 1996 provided that base year bad debt reserves are not recaptured into income unless certain events occur. Circumstances that may require recognition of the base year reserves of the Bank are (i) dividend payments in excess of the greater of current or accumulated earnings and profits, or (ii) other distributions, dissolution, liquidation or redemption of stock excluding preferred stock meeting certain conditions. The base year reserves are generally the balance of tax bad debt reserves as of December 31, 1987, reduced proportionately for reductions in the Bank's loan portfolio since that date. In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the base year reserves of the Bank. At December 31, 2001, the amount of the base year reserves was approximately $305 million. The amount of unrecognized deferred tax liability at December 31, 2001 was approximately $107 million.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Certain dividend distributions discussed above made to GS Holdings, as the sole owner of the Bank's common stock and its preferred stock, may cause the Bank to recognize a portion of its base year reserves as income. Accordingly, the Bank may be required to make payments to GS Holdings under the Tax Sharing Agreement. Likewise, GS Holdings may be required to make payments to Golden State under the Tax Sharing Agreement if GS Holdings has insufficient expenses and losses to offset such income.

     RESTRICTIONS ON ABILITY OF SUBSIDIARIES TO PAY DIVIDENDS

     Golden State is a holding company with no significant business operations of its own. The Company's only significant asset is its indirect ownership of the common stock of the Bank. The Company's only sources of cash to pay dividends and make debt payments are dividends and other distributions from the Bank and in turn from GS Holdings.

     The federal banking laws and OTS regulations limit the Bank's ability to pay dividends. The Bank generally may not declare dividends or make any other capital distribution if, after the payment of such dividend or other distribution, it would fall within any of the three undercapitalized categories under the prompt corrective action regulation of the FDICIA of 1991. Other limitations apply to California Federal's ability to pay dividends, the magnitude of which depends upon current earnings and the extent to which California Federal meets its regulatory capital requirements. In addition, the HOLA requires every savings association subsidiary of an SLHC to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its stock. Further, the OTS may prohibit any Bank capital distribution that it determines would constitute an unsafe or unsound practice.

     The terms of the debt instruments under which certain of our subsidiaries have issued debt also impose restrictions that may inhibit the ability of those subsidiaries to declare dividends.

     SIGNIFICANT STOCKHOLDERS

     As of December 31, 2001, Ronald O. Perelman, through GSB Investments, had beneficial ownership of 42,949,525 shares or 31.64% of Golden State, and Gerald
J. Ford, the Chairman of the Board, Chief Executive Officer and a Director of Golden State, individually and through Hunter's Glen/Ford, Ltd., a limited partnership controlled by Mr. Ford, beneficially owned 19,961,408 shares or 14.68% of Golden State. As a result, GSB Investments, through the election of directors or otherwise, may be able to direct and control the policies of Golden State and its subsidiaries, including mergers, sales of assets and similar transactions. See " Market for the Registrant's Common Equity and Related Stockholder Matters."

EMPLOYEES

     At December 31, 2001, Golden State and its subsidiaries employed 8,219 FTE, compared with 7,834 at December 31, 2000. The Company's employees are not represented by any collective bargaining group and management considers its relations with its employees to be good. The Company provides a comprehensive employee benefits program including health and welfare benefits, long and short-term disability insurance, and life insurance. The Company also offers employees a defined contribution investment plan which is a qualified plan under
Section 401(a) of the Internal Revenue Code.

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

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees and the length of time for loan processing and funding. The Company's future performance depends on its ability to originate a sufficient volume of mortgage loans and to purchase a sufficient quantity of high-quality mortgage-backed securities or loans with adequate yields. There can be no assurance that the Company will be able to effect such actions on satisfactory terms.

REGULATION AND SUPERVISION

     GENERAL

     The OTS, an office of the U.S. Department of the Treasury, regulates the activities of California Federal, as a federal association, and Golden State and GS Holdings as SLHCs. The FDIC, which insures the Bank's deposit accounts, also oversees the Bank in a backup role. Golden State and the Bank are required to comply with comprehensive federal banking laws and regulations intended to protect the Bank's depositors, the institution, and the banking system as a whole. The following summarizes some of the more important ways in which Golden State and the Bank are governed by these laws and regulations. As a summary, it describes only a few of the rules that affect Golden State and the Bank.

     REGULATION OF GOLDEN STATE

     Golden  State is  registered  with the OTS as an SLHC.  As an SLHC,  Golden
State must file periodic reports with the OTS and is subject to annual examinations. Golden State is a "unitary" SLHC because it controls only one savings institution. As a unitary SLHC that existed prior to May 4, 1999, Golden State may generally engage in any financial or non-financial business activity. However, an SLHC must obtain OTS approval before acquiring ownership or control of any other savings association or savings and loan holding company, or substantially all of the assets or more than 5% of its voting shares. An SLHC must also obtain OTS approval before any party that owns or controls more than 25% of its voting shares acquires control of any savings association that is not a subsidiary of that SLHC.

     REGULATION OF THE BANK

     REGULATORY SYSTEM

     California Federal must comply with many federal banking laws and regulations governing its activities. The OTS oversees the Bank's operations and regularly examines the Bank to insure its safe and sound operation and compliance with applicable laws and regulations, including consumer protections and the CRA. The Bank files periodic reports with the OTS concerning its activities and financial condition. Certain actions, like the payment of a dividend, require prior OTS notice or approval. While the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank as the insurer (through the SAIF) of the Bank's deposit accounts.

     LIQUID ASSETS

     The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. The Bank has maintained liquid assets in compliance with the regulations in effect throughout 2001, 2000 and 1999.

     REGULATORY CAPITAL REQUIREMENTS

     The OTS requires savings associations to meet each of the following minimum capital standards: 8% risk-based capital, 4% leverage capital and 1.5% tangible capital. In addition, the OTS may require a savings association to maintain capital above the minimum levels. The OTS may deem failing any these tests to be an unsafe and unsound practice and may subject the failing institution to enforcement or other supervisory actions. The Bank currently satisfies all applicable regulatory capital requirements and has not been directed by the OTS to maintain capital above the minimum levels. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management."

     PROMPT CORRECTIVE ACTION

     Under the prompt corrective action regulations mandated by the FDICIA, the OTS must take certain actions against savings associations that fall within certain undercapitalized capital categories.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, three ratios determine an association's capital classification:

     o    the ratio of total capital to risk-weighted assets,

     o    the ratio of core capital to risk-weighted assets and

     o    the leverage capital ratio.

     A "well capitalized" institution must maintain a ratio of total capital to risk-based assets of 10%, a ratio of core capital to risk-weighted assets of 6%, a leverage capital ratio of 5%, and must not be subject to an OTS order or directive to meet a specific higher capital level.

     In general, the regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, after the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions must obtain an FDIC waiver before accepting Brokered Deposits and are subject to restrictions on the interest rates that may be paid on those deposits. Institutions that are considered "undercapitalized," "severely undercapitalized," or "critically undercapitalized" become subject to increasingly serious supervisory actions (as capital levels deteriorate) including increased monitoring, mandatory capital restoration plans, limitations on business activities, and ultimately, the placement of a "critically undercapitalized" association into conservatorship or receivership.

     The Bank met the capital requirements of a "well capitalized" institution under the regulation as of December 31, 2001 and is not subject to any capital related enforcement action or other regulatory proceeding. Management believes there have been no conditions or events since December 31, 2001 that would change the Bank's capital classification. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management."

     ENFORCEMENT POWERS

     The OTS and the FDIC are authorized to bring various enforcement actions against the institution and affiliated persons. The Bank and Golden State are not subject to any OTS or FDIC enforcement proceedings.

     CAPITAL DISTRIBUTION REGULATION

     In addition to the prompt corrective action restrictions, OTS regulations limit "capital distributions" by savings associations. Capital distributions include dividends and payments for stock repurchases and cash-out mergers.

     A savings institution that is a subsidiary of an SLHC must notify the OTS of a capital distribution at least 30 days prior to the declaration of a capital distribution, provided the total of all capital distributions made during that calendar year (including the proposed distribution) does not exceed the sum of the institution's year-to-date net income and its retained income for the preceding two years. A capital distribution in a greater amount requires an application to the OTS and its prior approval. The OTS may disapprove a capital distribution notice or application if the institution is undercapitalized or if the distribution would raise other safety and soundness concerns. The Bank's capital distributions have complied with the capital distribution rule.

     DIVIDEND POLICY

     The dividend policy of the Bank complies with applicable legal and regulatory restrictions. Before declaring any dividend, the directors of the Bank consider the following factors:

     (a)  the quality and stability of the Bank's net income,

     (b)  the availability of liquid assets to make dividend payments,

     (c) the impact of the level of earnings retention on the Bank's capital needs, projected growth and internal and external funding levels, and

     (d)  the adequacy of capital after the payment of a dividend.

     Under the Bank's dividend policy, a dividend will not be declared or paid which would:

     (a) cause the capital level of the Bank to be reduced below "adequately capitalized" levels, or

     (b) exceed 100% of the net income to date for that calendar year plus retained net income for the preceding two years, when combined with any other dividends declared during the same calendar year (except as may be permitted by regulation in extraordinary circumstances).

     For further information regarding dividend payments, refer to note 24 of the Company's Notes to Consolidated Financial Statements.

     TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

     Refer to "Tax Effects of Dividend Payments by the Bank" of "Factors that May Affect Future Results" for more information.

     QUALIFIED THRIFT LENDER TEST

     Unless a savings association is a QTL, both it and its holding company are subject to certain restrictions on their activities. In order to be a QTL, either (a) at least 65% of the savings association's portfolio assets must be qualified thrift investments or (b) the savings association must meet the asset composition test under the Internal Revenue Code for a "domestic building and loan association." Non-QTL savings associations are subject to restrictions on obtaining advances from the FHLB, establishing branches and paying dividends. A holding company whose savings association is not a QTL must register as a bank holding company and be subject to all of the restrictions of the Bank Holding Company Act of 1956.

     The Bank's qualified thrift investments primarily consist of residential mortgage loans and mortgage securities, home equity loans, small business loans, FHLB stock and accrued dividends. At December 31, 2001, approximately 94.17% of the Bank's portfolio assets were qualified thrift investments. At that date, the Bank also met the asset composition test under the Internal Revenue Code for a domestic building and loan association.

     FDIC ASSESSMENTS

     The SAIF of the FDIC insures the deposits of the Bank up to applicable limits, and assesses deposit premiums. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to insurance premiums of between 0 and 27 basis points, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank at December 31, 2001 was 0 basis points.

     Institutions with BIF deposits are required to share the cost of funding debt obligations issued by the FICO, a corporation established by the federal government in 1987 to finance the recapitalization of the FSLIC. The annual FICO assessments added to deposit insurance premiums were 5.0 basis points for SAIF deposits during 1999. Effective January 1, 2000, the FICO assessment rate is equal for SAIF and BIF deposits. The Bank's SAIF plus FICO assessment during 2001 and 2000 was approximately 1.90 and 2.04 basis points, respectively (annualized).

     AFFILIATE RESTRICTIONS

     Sections 23A and 23B of the Federal Reserve Act restrict transactions between a savings association and its "affiliates." Affiliates of a savings association include the savings association's holding companies and companies under common control with the savings association, but generally exclude the institution's subsidiaries.

     Sections 23A and 23B generally require that all transactions between a savings association and its affiliates be on terms that are at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Section 23A also limits the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with its affiliates. A "covered transaction" is defined to include:

     o    a loan or extension of credit to an affiliate;

     o    a purchase of investment securities issued by an affiliate;

     o    a purchase of assets from an affiliate (with certain exceptions);

     o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or

     o the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     During 2001, 2000, and 1999, the Bank had no covered transactions.

     NON-INVESTMENT GRADE DEBT SECURITIES

     Savings associations are prohibited from investing in a corporate debt security that, when acquired, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank does not own any non-investment grade corporate debt securities.

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS

     Savings associations are responsible under the CRA to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Fair Lending Laws prohibit lenders from discriminating on the basis of specified characteristics. The OTS and the Department of Justice may take enforcement actions against a savings association that fails to comply with the Fair Lending Laws. The Bank received an "Outstanding" rating in its most recent CRA examination completed in July 2001.

     PROPOSED REGULATORY LEGISLATION

     From time to time, Congress considers legislative proposals that could substantially alter the regulation of the Bank and Golden State. These proposals have included the merger of the BIF and SAIF and the merger of the OTS with the Office of the Comptroller of the Currency. The Company cannot determine whether, or in what form, such legislation might be enacted and what impact such changes might have on Golden State and the Bank.

ITEM 2.  PROPERTIES

     The executive offices of the Bank and the Company are located at 135 Main Street, San Francisco, California, 94105, and its telephone number is (415) 904-1100. The Bank leases approximately 97,000 square feet in the building in which its executive offices are located, under a lease expiring in 2006. The Bank maintains its Data Center in a portion of a 252,000 square foot facility in West Sacramento, California under a lease expiring in 2006.

     The Company and its subsidiaries occupied additional executive, administrative and operational space at 24 sites in California, Maryland, Texas and Arizona as of December 31, 2001. These sites included approximately 413,000 owned square feet (four sites) and 351,000 leased square feet (twenty sites) with lease expirations ranging from 2002 to 2008.

     At December 31, 2001, the Bank operated 356 retail branches in California and Nevada, which included approximately 988,000 owned square feet (125 branches) and 1,200,000 leased square feet (231 branches) with lease expirations ranging from 2002 to 2034. Some of these retail branches also housed loan production and administrative space. FNMC operated eight loan production offices in California, Montana and Nevada. These offices were independent of branch facilities and included approximately 100,000 leased square feet with expirations ranging from 2002 to 2006.

     The Bank is responsible for various facilities not occupied by the Company or its subsidiaries as a result of branch and operational consolidations from the 1996 Acquisitions, the Cal Fed Acquisition, the merger with Glendale Federal and certain branch purchases. During 2001, leases on six sites totalling approximately 84,000 square feet were terminated. As of December 31, 2001, there were 33 branch sites not occupied by the Company or its subsidiaries, of which 29 sites were leased or subleased generating income, leaving four sites unoccupied. In addition, there was one administrative facility not occupied by the Company or its subsidiaries. This facility was subleased, generating income.

     The following table presents a state-by-state breakdown of all retail branches, administrative facilities and loan production offices operated by the Bank at December 31, 2001:


                        Branches                 Administrative Facilities      Loan Production Facilities
                ---------------------------      -------------------------      --------------------------
                Owned     Leased     Vacant      Owned    Leased    Vacant      Owned    Leased     Vacant
                -----     ------     ------      -----    ------    ------      -----    ------     ------
Arizona           --         --        --         --         1        --         --         --        --
California       118        221        33          3        16         1         --          6        --
Maryland          --         --        --          1         1        --         --         --        --
Montana           --         --        --         --        --        --         --          1        --
Nevada             7         10        --         --        --        --         --          1        --
Texas             --         --        --         --         4        --         --          1        --
                 ---        ---        --         --        --        --         --         --        --
      Total      125        231        33          4        22         1         --          8        --
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

     On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue took place on June 26, 2001, and the Bank is awaiting the Claims Court's decision. The Bank continues to vigorously pursue its case for damages against the Government.

BARTOLD V. GLENDALE FEDERAL BANK ET AL.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The common stock of Golden State trades on the NYSE under the symbol "GSB" and is also listed on the PE. The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock and of the LTW(TM)s:

                                         Common Stock             LTW(TM)s
                                       ----------------       ---------------
                                        High       Low         High      Low
                                        ----       ---         ----      ---
     Year Ended December 31, 2001
             First Quarter             $30.25    $25.80       $1.53     $1.16
             Second Quarter             31.83     27.60        1.35      1.24
             Third Quarter              35.33     27.27        1.36      1.20
             Fourth Quarter             29.39     24.07        1.32      1.18

     Year Ended December 31, 2000
             First Quarter             $16.56    $12.44       $1.44     $0.88
             Second Quarter             19.69     14.13        1.34      1.03
             Third Quarter              23.75     18.19        1.44      1.03
             Fourth Quarter             31.50     21.00        1.63      1.16

     At the close of business on February 28, 2002, the Company's common stock and LTW(TM) prices were $30.48 and $1.21 per share, respectively.

     Ronald O. Perelman, a Director of the Company and GS Holdings, 35 East 62nd Street, New York, New York 10021, through GSB Investments Corp., beneficially owns 31.60% of the Golden State common stock outstanding as of March 1, 2002. Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Company, the Bank and GS Holdings, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, individually and through a limited partnership he controls, Hunter's Glen/Ford, Ltd., beneficially owns 14.76% of the Golden State common stock at March 1, 2002. The balance of the common stock of Golden State is publicly held. In addition, pursuant to the Golden State Merger agreement, GSB Investments and Hunter's Glen are entitled to receive additional shares of Golden State common stock under certain circumstances, which could cause the actual ownership percentages of GSB Investments and Hunter's Glen to change.

NUMBER OF HOLDERS OF COMMON STOCK

     At February 28, 2002, 135,910,784 shares of Company common stock were outstanding and held by 5,959 holders of record. Also at February 28, 2002, 83,631,960 LTW(TM)s were outstanding and held by 5,891 holders of record.

DIVIDENDS

     Dividends on Golden State's common stock of $0.10 per share in each of the quarters totalled $54.1 million for 2001. $26.4 million in dividends were paid in 2000 and no dividends were paid in 1999. See discussion of dividend restrictions in note 24 of the Company's Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The data presented below represents selected financial data relative to the Company for each of the years in the five-year period ended December 31, 2001.

                                                                                    Year Ended December 31,
                                                                   -------------------------------------------------------------
                                                                    2001 (1)     2000 (2)     1999 (3)     1998 (4)     1997 (5)
                                                                    ----         ----         ----         ----         ----
                                                                           (dollars in millions, except per share data)
SELECTED OPERATING DATA
Interest income                                                    $3,968       $4,106       $3,652       $2,585       $2,128
Interest expense                                                    2,607        2,959        2,466        1,820        1,499
Net interest income                                                 1,361        1,147        1,186          765          629
Provision for loan losses                                              --           --           10           40           80
Noninterest income                                                    351          440          400          418          331
Noninterest expense                                                   979          913          907          741          642
Income before income taxes, minority interest,
    extraordinary items and cumulative effect                         733          674          669          402          238
    of change in accounting principle
Income tax expense (benefit) (6)                                      292          137          186         (107)          41
Minority interest: provision in lieu of
    income tax expense (6)                                              3          162          123           --           --
Minority interest: other (7)                                           27           28           39          111          102
Income before extraordinary items and cumulative
    effect of change in accounting principle                          411          347          321          398           95
Extraordinary items - gain (loss) on early
    extinguishment of debt, net                                        --            3            2         (150)          --
Cumulative effect of change in accounting principle,
    net of tax                                                         (2)          --           --           --           --
Net income                                                            409          350          323          248           95


Earnings per common share:
    Basic:
       Income before extraordinary items and cumulative
          effect of change in accounting principle                 $ 2.88        $2.50        $2.45        $5.00        $1.67
       Net income                                                    2.87         2.52         2.47         3.11         1.67
    Diluted:
       Income before extraordinary items and cumulative
          effect of change in accounting principle                   2.86         2.44         2.29         4.88         1.67
       Net income                                                    2.85         2.46         2.31         3.04         1.67
Dividends per common share                                           0.40         0.20           --           --           --

Selected Performance Ratios
Return on average assets (8)                                         0.68%        0.59%        0.58%        0.63%        0.31%
Return on average common equity (9)                                 17.82        20.25        20.96        27.38        27.42
Return on tangible common equity (10)                               28.69        42.27        61.57       185.65       (41.42)
Average equity to average assets                                     3.84         2.91         2.75         2.30         1.13
Yield on interest-earning assets (11)                                7.08         7.28         6.97         7.21         7.51
Cost of interest-bearing liabilities (12)                            4.66         5.26         4.69         5.05         5.28
Net interest margin (13)                                             2.44         2.05         2.27         2.13         2.21
Efficiency ratio of the Bank (14)                                   48.35        47.85        47.38        49.38        50.76
Dividend payout ratio (15)                                          13.94         7.94           --           --           --


RATIO OF EARNINGS TO COMBINED FIXED
    CHARGES AND MINORITY INTEREST (16)
Excluding interest on deposits                                       1.39x        1.22x        1.29x        1.25x        1.16x
Including interest on deposits                                       1.27         1.15         1.19         1.15         1.08

                                                                                   December 31,
                                                      -----------------------------------------------------------------------
                                                        2001 (1)       2000 (2)       1999 (3)       1998 (4)        1997 (5)
                                                        ----           ----           ----           ----            ----
                                                                      (dollars in millions, except per share data)
SELECTED FINANCIAL DATA
Securities available for sale                            $    116       $    641        $ 1,076       $    771       $    813
Securities held to maturity                                    31            588            185            251             58
Mortgage-backed securities available for sale               7,058          9,867         13,765         12,948          5,077
Mortgage-backed securities held
    to maturity                                             1,385          2,887          2,150          2,771          1,338
Loans receivable, net                                      39,336         39,593         33,953         30,281         19,424
Intangible assets                                             641            691            820            924            676
MSRs                                                        1,624          1,559          1,272            944            537
Total assets                                               56,491         60,517         57,019         54,869         31,362

Deposits                                                   25,134         23,430         23,036         24,620         16,203
Securities sold under agreements
    to repurchase                                           2,364          4,511          5,482          4,238          1,842
Borrowings                                                 24,445         28,801         25,669         22,376         11,233
Total liabilities                                          53,421         57,866         54,957         52,694         29,981
Minority interest                                             500            500            500            593          1,012
Stockholders' equity                                        2,570          2,151          1,562          1,582            369

Common shares outstanding                             135,756,046    134,320,658    122,242,588    128,597,769     56,722,988
Diluted shares outstanding                            143,799,140    143,797,709    138,692,802    139,427,759     56,722,988

Book value per diluted share                               $17.87         $14.96         $11.26         $11.34          $6.51
Tangible book value per diluted share                       13.41          10.15           5.35           4.72          (5.40)

REGULATORY CAPITAL RATIOS OF THE BANK
Tangible capital                                             6.62%          6.30%          5.81%          5.29%          5.65%
Core capital                                                 6.62           6.30           5.81           5.29           5.65
Risk-based capital:
     Core capital                                           11.54          11.58          11.36          10.27          10.14
     Total capital                                          12.98          13.08          12.89          11.69          11.93

SELECTED OTHER DATA
Number of full service customer facilities                    356            354            349            358            225
Loans serviced for others (17)                            $85,459        $85,772        $75,782        $68,803        $47,933
Full-time equivalent staff (FTE)                            8,219          7,834          7,578          8,003          4,983
Non-performing assets as a
       % of the Bank's total assets                          0.22%          0.23%          0.35%          0.57%          0.87%

-----------------
(1) 2001 earnings include the cumulative effect of change in accounting principle related to the adoption of EITF No. 99-20.

(2) 2000 earnings include gains on the early extinguishment of debt of $3.0 million, net of tax.

(3) On April 16, 1999, the Company acquired twelve retail branches with deposits of $543 million in the Nevada Purchase. During April 1999, FNMC sold servicing rights in the 1999 Servicing Sale. In August 1999, the Company sold deposits totalling $70.1 million to Humboldt Bank. Noninterest income for the year ended December 31, 1999 includes pre-tax gains of $16.3 million from the sale of MSRs and $2.3 million on the sale of deposits. During 1999, the Company redeemed the remaining 925,640 shares of the Bank Preferred Stock for a total redemption price of $97.6 million, resulting in $5.1 million of expenses and tender premiums, reflected as minority interest on the Company's 1999 consolidated statement of income.

                                              (Footnotes continued on next page)

(4) On September 11, 1998, the Company acquired assets in the Glen Fed Merger with fair values totalling approximately $18.8 billion and liabilities (including deposit liabilities) with fair values totalling approximately $17.7 billion. In addition, on September 11, 1998, the Company consummated the Florida Branch Sale, with associated deposit accounts totalling $1.4 billion, which resulted in a pre-tax gain of $108.9 million. Noninterest expense for the year ended December 31, 1998 includes $59.2 million in merger and integration costs. During 1998, GS Escrow Corp. issued $2 billion in debt securities to fund, in part, the Refinancing Transactions. The Company purchased 3,806,660 shares of the two outstanding series of Bank Preferred Stock in the Bank Preferred Stock Tender Offers for a total redemption price of $423.0 million, resulting in $36.9 million of expenses and tender premiums, reflected as minority interest expense on the Company's 1998 consolidated statement of income. In addition, during 1998, the Company purchased the FN Holdings Notes in the Debt Tender Offers for an aggregate purchase price of $1.1 billion. Further, the Company defeased the 12 1/2% Parent Holdings Notes in the Parent Holdings Defeasance for an aggregate purchase price, including accrued interest payable, of $553.7 million. The after-tax premiums and expenses paid in connection with the Refinancing Transactions totalled $150.3 million and are reflected as an extraordinary loss on the Company's 1998 consolidated statement of income.

(5) On January 3, 1997, the Company acquired assets with fair values totalling approximately $14.2 billion and liabilities (including deposit liabilities) with fair values totalling approximately $12.9 billion in the Cal Fed Acquisition. In addition, on May 31, 1997, the Company acquired a $3.2 billion loan servicing portfolio in the Weyerhaeuser Purchase. Noninterest income for the year ended December 31, 1997 includes pre-tax gains of $14.0 million related to the 1997 Servicing Sale, $25 million on the sale of ACS stock, and $3.6 million on the sale of deposits. Noninterest expense for the year ended December 31, 1997 includes a $29.0 million provision for professional fees and unreimbursable costs related to the foreclosure of 1-4 unit residential loans serviced for others.

(6) Income tax expense for 1997 and the first half of 1998 represents federal AMT reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 11%. On June 30, 1998, the Bank recorded a $250 million reduction of the valuation allowance related to its deferred tax asset. Income tax expense for the second half of 1998 and for 1999 represents an effective tax rate of 42%. 1999 income tax expense includes a $122.7 million tax benefit based on the actual filing of the Mafco Group and Golden State 1998 consolidated federal income tax returns. The tax benefit is fully offset by an increase in minority interest expense. 2000 income tax expense includes a $161.7 million tax benefit as a result of a reduction of the valuation allowance on its deferred tax asset based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the status of Mafco's, including the Company's, audits for the years 1991 through 1995. This tax benefit is fully offset by an increase to minority interest expense. 2001 income tax expense includes a $25.8 million tax benefit as a result of the reversal of an accrued state tax liability. Golden State's effective state tax rate was 1%, 6% and 8% in 2001, 2000 and 1999, respectively. The reduction of the rate in 2000 was the result of changes in management's estimates of the expected state tax liability of the Company. The reduction in 2001 was the result of a reduction in accrued state tax liability as previously discussed.

(7) Represents dividends on the REIT Preferred Stock, net of related tax benefit, the FN Holdings Preferred Stock and the Bank Preferred Stock. The REIT Preferred Stock was issued on January 31, 1997. Minority interest for the years ended December 31, 1999 and 1998 also includes early redemption premiums on the Bank Preferred Stock. A 20% minority interest in Auto One is included, as appropriate, beginning in 1998 until its purchase in 2001.

(8) Return on average assets represents net income as a percentage of average assets for the periods presented.

(9) Return on average common equity represents net income as a percentage of average common equity for the periods presented.

                                              (Footnotes continued on next page)

(10) Return on tangible common equity represents net income excluding intangible asset amortization as a percentage of average common equity excluding average intangible assets.

(11) Yield on interest-earning assets represents interest income as a percentage of average interest-earning assets.

(12) Cost of interest-bearing liabilities represents interest expense as a percentage of average interest-bearing liabilities.

(13) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(14) Efficiency  ratio  represents   noninterest  expense  reduced  by  goodwill
     amortization as a percentage of net interest income plus noninterest income (each component adjusted for non-recurring items).

(15) Dividend payout ratio represents dividends per share as a percentage of basic net income per share.

(16) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest consist of income before income taxes, minority interest and extraordinary items. Fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits.

(17) Includes loans serviced by the Bank and its subsidiaries, excluding loans serviced for the Bank by FNMC and including non-residential loans serviced for others.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Please read the MD&A in conjunction with the Consolidated Financial Statements of Golden State and the notes included elsewhere in this Form 10-K. The following discussion includes historical information relating to Golden State.

     For a discussion of the impact to the Company of recent accounting changes, refer to note 2 of the Company's Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     The Company believes the critical accounting policies related to certain activities affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Refer to notes 2(e) and 2(m) in the Company's Notes to Consolidated Financial Statements for a discussion of the accounting policies for the allowance for loan losses and MSRs, as well as the "Allowance for Loan Losses" and "Mortgage Banking Activities" sections of this document.

RESULTS OF OPERATIONS

     Based in San Francisco, Golden State is the indirect, publicly traded parent of California Federal, a community oriented bank that provides diversified financial services for consumers and small businesses in California and Nevada. At December 31, 2001, it was the third largest thrift in the U.S. with $56.5 billion in assets and 356 branches.

     Golden State reported net income of $409.4 million, or $2.85 per diluted share for 2001. Net income for 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle related to the adoption of EITF No. 99-20. Income before cumulative effect of change in accounting principle was $410.9 million, or $2.86 per diluted share for the year ended December 31, 2001.

       On a pre-tax basis, net income for 2001 also included a $153.3 million valuation provision on the Company's MSR asset that related to revised estimates of future loan payoffs as a result of lower mortgage interest rates. This amount was partially offset by a $79.9 million gain from the Company's MSR hedging activities in accordance with SFAS No. 133. Net income for 2001 also included MSR amortization expense of $361.1 million, and a $6.1 million unrealized loss from the application of SFAS No. 133 on the derivative rate locks, forward loan sale commitments and closed loan inventory. Cash flow hedging related activities resulted in net interest rate swap expense on FHLB advances of $67.3 million, and net interest rate swap expense on reverse repurchase agreements of $8.2 million.

     Net income for 2000 was $350.5 million, or $2.46 per diluted share, which includes gains on the early extinguishment of debt, net of tax, of $3.0 million. The Bank's efficiency ratio was 48.35% for the year ended December 31, 2001, compared to 47.85% for the comparable period in 2000.

     On a pre-tax basis, net income for 2000 also included the effect of hedging activities resulting in net interest rate swap expense on FHLB advances of $7.2 million and net interest rate swap expense on reverse repurchase agreements of $0.9 million. Amortization expense on the MSRs was $204.0 million. During 2000, hedging-related activities on the MSRs were not accounted for in accordance with SFAS No. 133, which was prospective in application.

     The following table presents Golden State's consolidated average balance sheet for the past three years, with the related interest income, interest expense, and average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                            Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                        2001                         2000                            1999
                                            ---------------------------    ---------------------------   ---------------------------
                                            Average             Average    Average             Average    Average            Average
                                            Balance   Interest   Rate      Balance   Interest   Rate      Balance   Interest  Rate
                                            -------   --------   ----      -------   --------   ----      -------   --------  ----
                                                                              (dollars in millions)
ASSETS
   Interest-earning assets (1):
      Securities and interest-bearing
         deposits in banks (2)              $   749   $   43    5.81%      $ 1,424   $   90     6.34%     $ 1,554   $  100     6.45%
      Mortgage-backed securities
          available for sale                  9,278      603    6.50        12,017      800     6.66       13,706      873     6.37
      Mortgage-backed securities
          held to maturity                    1,572      124    7.89         2,730      206     7.56        2,392      178     7.43
      Loans held for sale                     2,026      138    6.78           837       63     7.48        1,659      110     6.60
      Loans receivable, net:
         Residential                         31,428    2,142    6.81        29,800    2,108     7.07       24,723    1,726     6.98
         Commercial real estate               6,273      506    8.06         5,711      465     8.13        5,427      416     7.67
         Consumer                               896       75    8.40           763       78    10.27          649       62     9.59
         Auto                                 1,800      212   11.76         1,294      151    11.64          635       80    12.50
         Commercial banking                     610       47    7.69           519       52     9.96          514       48     9.40
                                            -------   ------               -------   ------               -------   ------
      Loans receivable, net                  41,007    2,982    7.27        38,087    2,854     7.49       31,948    2,332     7.30
      FHLB stock                              1,412       79    5.63         1,301       93     7.14        1,113       60     5.36
                                            -------   ------               -------   ------               -------   ------
      Total interest-earning assets          56,044    3,969    7.08%       56,396    4,106     7.28%      52,372    3,653     6.97%
                                                      ------               -------                        -------
   Noninterest-earning assets                 3,819                          3,070                          3,735
                                            -------                        -------                        -------
      Total assets                          $59,863                        $59,466                        $56,107
                                            =======                        =======                        =======

LIABILITIES, MINORITY INTEREST
   AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
      Deposits                              $24,358   $  832    3.41%      $23,240   $  928     3.99%     $23,902   $  888     3.72%
      Securities sold under agreements
         to repurchase (3)                    3,590      196    5.41         5,380      352     6.45        5,057      266     5.18
      Borrowings (3)                         27,727    1,578    5.67        27,407    1,679     6.10       23,613    1,313     5.56
      Other                                      55        1    2.80            --       --       --           --       --       --
                                            -------   ------               -------   ------               -------   ------
      Total interest-bearing liabilities     55,730    2,607    4.66%       56,027    2,959     5.26%      52,572    2,467     4.69%
                                                      ------               -------   ------               -------   ------
   Noninterest-bearing liabilities            1,338                          1,210                          1,453
   Minority interest                            497                            498                            540
   Stockholders' equity                       2,298                          1,731                          1,542
                                            -------                        -------                        -------
      Total liabilities, minority interest
         and stockholders' equity           $59,863                        $59,466                        $56,107
                                            =======                        =======                        =======
   Net interest income                                $1,362                         $1,147                         $1,186
                                                      ======                         ======                         ======
   Interest rate spread (4)                                     2.42%                             2.02%                        2.28%
                                                                ====                              ====                         ====
   Net interest margin                                          2.44%                             2.05%                        2.27%
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

(4) Interest rate spread represents the difference between the average rates of total interest-earning assets and total interest-bearing liabilities.

     The following table shows the changes in interest income and expense due to changes in rate and volume. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to volume (change in average outstanding balance multiplied by the prior year's rate) and rate (change in average interest rate multiplied by the prior year's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                                                          Year Ended December 31,
                                                         ------------------------------------------------------------
                                                                2001 vs. 2000                    2000 vs. 1999
                                                         ----------------------------      --------------------------
                                                          Increase (Decrease) Due to       Increase (Decrease) Due to
                                                         ----------------------------      --------------------------
                                                         Volume       Rate       Net       Volume    Rate        Net
                                                         ------       ----       ---       ------    ----        ---
                                                                                  (in millions)
INTEREST INCOME:
Securities and interest-bearing deposits in banks         $ (40)     $  (7)     $ (47)     $  (8)    $  (2)     $ (10)
Mortgage-backed securities available for sale              (178)       (19)      (197)      (116)       43        (73)
Mortgage-backed securities held to maturity                 (91)         9        (82)        25         3         28
Loans held for sale                                          80         (5)        75        (63)       16        (47)
Loans receivable, net                                       301       (173)       128        460        62        522
FHLB stock                                                    9        (23)       (14)        11        22         33
                                                          -----      -----      -----      -----     -----      -----
       Total                                                 81       (218)      (137)       309       144        453
                                                          -----      -----      -----      -----     -----      -----

INTEREST EXPENSE:
Deposits                                                    (23)       (73)       (96)       (24)       64         40
Securities sold under agreements to repurchase             (105)       (51)      (156)        18        68         86
Borrowings                                                   13       (114)      (101)       228       138        366
Other                                                         1         --          1         --        --         --
                                                          -----      -----      -----      -----     -----      -----
       Total                                               (114)      (238)      (352)       222       270        492
                                                          -----      -----      -----      -----     -----      -----

Change in net interest income                             $ 195      $  20      $ 215      $  87     $(126)     $ (39)
                                                          =====      =====      =====      =====     =====      =====

     YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     INTEREST INCOME. Total interest income was $4.0 billion for 2001, a decrease of $137.1 million from 2000. Total interest-earning assets for 2001 averaged $56.0 billion, compared to $56.4 billion for 2000. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases. This decrease was partially offset by increased loan volume and an increase in loans held for sale due to significant refinancing activity during 2001 as a result of 40-year record low mortgage interest rates. The change in net interest income attributed to changes in volume increased despite a decrease in total average interest-earning assets because the volume of average interest-earning assets with higher rates increased more than the offsetting decrease in the volume of average interest-earning assets with lower rates. The yield on total interest-earning assets for 2001 decreased to 7.08% from 7.28% for 2000, primarily due to the repricing of loans and securities available for sale at lower rates, partially offset by a higher percentage of loans to total earning assets during 2001. At December 31, 2001, 13% of the Company's portfolio loans were tied to COFI indices, 13% to Treasury-based indices and 47% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually.
Twenty-three percent of the portfolio is fixed. The remaining 4% of the portfolio is in other adjustable-rate products.

     Golden State earned $3.0 billion of interest income on loans receivable for 2001, an increase of $127.9 million from 2000. The average balance of loans receivable was $41.0 billion for 2001, compared to $38.1 billion for 2000. The weighted average yield on loans receivable decreased to 7.27% for 2001 from 7.49% for 2000. The increase in the average balance reflects a net increase in residential and commercial real estate loan origination activities and new auto loan production, primarily due to lower interest rates during 2001 and new product offerings. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates in 2001, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the year ended December 31, 2001 was an increase of $10.1 million.

     Loan production is detailed in the table below (in thousands):

                                                                           Year Ended December 31,
                                                             ----------------------------------------------------
                                                                 2001               2000                 1999
                                                             -----------         -----------          -----------
     Loans funded:
         Residential real estate loans:
              Adjustable-rate                                $ 6,765,133         $ 7,259,633          $ 6,959,519
              Fixed-rate                                      18,748,809           5,841,362            8,755,853
                                                             -----------         -----------          -----------
                  Total  residential  real  estate loans      25,513,942          13,100,995           15,715,372

         Commercial real estate loans                          1,652,885           1,287,732              781,042
         Commercial loans                                      1,043,144             701,023              610,385
         Consumer nonmortgage loans                              803,997             736,416              573,844
         Auto loans (directly originated)                         20,175              12,145                   --
         Other                                                        --                 124                  353
                                                             -----------         -----------          -----------
                  Total loans funded                         $29,034,143         $15,838,435          $17,680,996
                                                             ===========         ===========          ===========

     Loans purchased:
         Residential real estate loans                       $ 3,148,581         $   594,639          $ 2,048,315
         Auto loans (a)                                        1,150,013           1,053,960              485,802
                                                             -----------         -----------          -----------
                  Total loans purchased                      $ 4,298,594         $ 1,648,599          $ 2,534,117
                                                             ===========         ===========          ===========

------------
(a) Approximately 41%, 43% and zero percent of this volume was in prime product; 59%, 57% and 100% was in sub-prime product for the years ended December 31, 2001, 2000 and 1999, respectively.

     Golden State earned $137.4 million of interest income on loans held for sale for 2001, an increase of $74.8 million from 2000. The average balance of loans held for sale was $2.0 billion for 2001, an increase of $1.2 billion from 2000, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the current declining interest rate environment. Fixed-rate production for sale totalled $17.6 billion during the year ended December 31, 2001, an increase of 230% over the $5.3 billion originated during 2000. The weighted average yield on loans held for sale decreased to 6.78% for 2001 from 7.48% for 2000, primarily due to declining market interest rates.

     Interest income on mortgage-backed securities available-for-sale was $603.1 million in 2001, a decrease of $197.3 million from 2000. The average portfolio balance decreased $2.7 billion, to $9.3 billion for 2001. The weighted average yield on these assets decreased from 6.66% for 2000 to 6.50% for 2001. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities, partially offset by the $1.1 billion reclassification in mortgage-backed securities from the held-to-maturity portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

     Interest income on mortgage-backed securities held-to-maturity was $124.1 million for 2001, a decrease of $82.4 million from 2000. The average portfolio balance decreased $1.2 billion, to $1.6 billion for 2001, primarily due to the $1.1 billion reclassification in mortgage-backed securities to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133 on January 1, 2001. The weighted average yields for 2001 and 2000 were 7.89% and 7.56%, respectively. The increase in the weighted average yield is primarily the result of the aforementioned $1.1 billion reclassification of securities with a weighted average rate of 6.84%.

     Interest income on securities and interest-bearing deposits in other banks was $43.6 million for 2001, a decrease of $46.9 million from 2000. The average portfolio balance was $0.7 billion for 2001 and $1.4 billion for 2000. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 5.81% for 2001 compared to 6.34% for 2000 is primarily due to $2.4 million in interest income on a federal income tax refund related to Old California Federal, received in the first half of 2000 (for which there is no corresponding earning asset), and the repricing of securities at lower rates during 2001.

     Dividends on FHLB stock were $79.5 million for 2001, a decrease of $13.4 million from 2000. The average balance outstanding during 2001 and 2000 was $1.4 billion and $1.3 billion, respectively. The weighted average dividend on FHLB stock declined to 5.63% for 2001 from 7.14% for 2000. The increase in the average balance is due to an overall increase in average borrowings from the FHLB while the decrease in the weighted average yield is the result of a reduction in the dividend rate on FHLB stock.

     INTEREST EXPENSE. Total interest expense was $2.6 billion for 2001, a decrease of $351.8 million from 2000. The decrease is primarily due to declining market interest rates and a reduction in securities sold under agreements to repurchase, partially offset by additional borrowings under FHLB advances and deposits used to fund total assets.

     Interest expense on deposits, including Brokered Deposits, was $831.5 million for 2001, a decrease of $96.9 million from 2000. The average balance of deposits outstanding increased from $23.2 billion for 2000 to $24.4 billion for 2001. Deposit interest expense attributed to changes in volume decreased despite an increase in average volume because the volume of the average individual deposit categories with lower or zero rates (such as transaction and custodial accounts) increased significantly, while those with higher rates (such as CDs) decreased. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts and retail customer checking accounts, partially offset by declines in CDs and savings account balances. The overall weighted average cost of deposits decreased to 3.41% for 2001 from 3.99% for 2000, primarily due to a higher average balance of lower rate money market, custodial and checking accounts and a lower average balance of higher rate CDs in 2001.

     Interest expense on securities sold under agreements to repurchase totalled $196.4 million for 2001, a decrease of $155.7 million from 2000. The average balance of such borrowings for 2001 and 2000 was $3.6 billion and $5.4 billion, respectively. The decrease in the average balance is primarily the result of maturities during the year ended December 31, 2001. The weighted average interest rate on these instruments decreased to 5.41% for 2001 from 6.45% for 2000, primarily due to maturities of higher rate fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates during 2001.

     Interest expense on borrowings totalled $1.6 billion for 2001, a decrease of $100.9 million from 2000. The average balance outstanding for 2001 and 2000 was $27.7 billion and $27.4 billion, respectively. The weighted average interest rate on these instruments decreased to 5.67% for 2001 from 6.10% for 2000. The increase in the average volume is the result of additional FHLB borrowings used to replace securities sold under agreements to repurchase, while the decrease in the weighted average rate is primarily due to declining market interest rates in 2001.

     NET INTEREST INCOME. Net interest income was $1.4 billion for 2001, an increase of $214.7 million from 2000. The interest rate spread increased to 2.42% for 2001 from 2.02% for 2000, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.44% for the year ended December 31, 2001, up 39 basis points from the 2.05% reported during the year 2000.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $350.9 million for 2001, representing a decrease of $89.8 million from 2000. Noninterest income includes the following components (in thousands):

                                                                           Year Ended December 31,
                                                                  -------------------------------------
                                                                    2001           2000          1999
                                                                    ----           ----          ----
     Noninterest income:
        Loan servicing fees, net                                  $(14,393)      $176,159      $127,834
        Customer banking fees and servicing charges                221,796        196,969       187,022
        Gain on sale, settlement and transfer of loans, net         78,440         49,730        32,885
        Gain (loss) on sale of assets, net                          17,525        (13,426)       24,042
        Other income                                                47,550         31,333        28,211
                                                                  --------       --------      --------
             Total noninterest income                             $350,918       $440,765      $399,994
                                                                  ========       ========      ========

     Loan servicing fees for the Company were $(14.4) million for the year ended December 31, 2001, compared to $176.2 million in 2000 and $127.8 million for 1999. The following table details the components of loan servicing fees, net (dollars in thousands):

                                                                                Year Ended December 31,
                                                                       ------------------------------------------
                                                                         2001            2000             1999
                                                                         ----            ----             ----
     Components of loan servicing fees, net:
        Loan servicing fees                                            $ 457,542       $ 390,616        $ 358,992
        Amortization of MSRs                                            (361,076)       (204,032)        (212,310)
        Pass-through Interest Expense                                    (37,462)        (10,425)         (18,848)
        Net gain on MSRs/MSR derivatives (SFAS No. 133)                   79,948              --               --
        MSR valuation provision                                         (153,345)             --               --
                                                                       ---------       ---------        ---------
             Total loan servicing fees, net                            $ (14,393)      $ 176,159        $ 127,834
                                                                       =========       =========        =========

     Portfolio run off rate (residential portfolio only)                    30.1%           12.3%            20.7%
     Run off rate of MSR value (residential portfolio only)                 23.9            11.2              N/A
     MSR amortization rate (residential portfolio only)                     24.1            13.6             18.1

     As the table reflects, gross loan servicing fees increased $66.9 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $84.1 billion at December 31, 2000 to $85.2 billion at December 31, 2001. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $157.0 million in 2001 over the same period in 2000. MSR amortization was also affected by a higher average MSR balance for the year ended December 31, 2001 compared to the same period in 2000. Pass-through Interest Expense increased $27.0 million (259%) year over year, also influenced by higher runoff rates. Servicing fee income includes a $79.9 million pre-tax gain from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. A $153.3 million pre-tax valuation provision on the MSRs was recorded during the year ended December 31, 2001. See "--Mortgage Banking Risk Management" for further discussion.

     Customer banking fees were $221.8 million for 2001 compared to $197.0 million for 2000. The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through Cal Fed Investments. 2001 also includes a $3.3 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 57.4% at December 31, 2001, from 46.5% at December 31, 2000. The following table details the components of customer banking fees (in thousands):

                                                                                  Year ended December 31,
                                                                          --------------------------------------
                                                                            2001          2000            1999
                                                                            ----          ----            ----
     Components of customer banking fees and service charges:
         Transaction account fees                                         $146,580      $120,992        $117,500
         Other retail customer fees                                          2,548         3,179           2,633
         Investment sales income                                            61,994        55,435          51,608
         Insurance commissions                                              10,674        17,363          15,281
                                                                          --------      --------        --------
              Total customer banking fees and service charges             $221,796      $196,969        $187,022
                                                                          ========      ========        ========

     Gain on sale, settlement and transfer of loans, net totalled $78.4 million for 2001, an increase of $28.7 million from 2000. During the years ended December 31, 2001 and 2000, the Company recorded reductions in its recourse liability of $24.5 million and $20.5 million, respectively, which is included in this income category. This liability is a life-of-loan accrual which has experienced favorable performance over the past several years. The Company's revised loss estimate is lower than previously expected, primarily for three reasons:

     (a) The historical performance of these loans since they were sold has been better than initial estimates and expectations, with only minimal losses experienced over the past four years.

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

     During 2001, California Federal sold $16.3 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations at gains of $48.7 million compared to $5.2 billion of such sales for the corresponding period in 2000 at gains of $21.1 million. The results in 2001 include $4.2 million related to the gain on sale of $136.2 million in government-insured loans that were previously seriously delinquent and had become performing (GNMA reperformers). The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. Gain on sale in 2001 also includes a $6.1 million unrealized loss from the application of SFAS No. 133 on the derivative rate locks, forward loan sale commitments and closed loan inventory.

     Gain on sale of assets, net totalled $17.5 million for 2001, compared to a net loss of $13.4 million for 2000. The gain during 2001 includes a $17.3 million gain on the sale of $777.9 million in mortgage-backed securities and a gain of $9.3 million on the sale of the Company's Concord EFS stock. This was partially offset by a $5.8 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities pursuant to EITF No. 99-20, as well as a $4.1 million write-down in the Company's equity securities portfolio. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.5 million gain from the sale of $699.2 million mortgage-backed securities with an average yield of 7.27% during the fourth quarter and a $1.3 million gain from the sale of interest rate swaps with a notional amount of $150.0 million in August 2000.

     Other income totalled $47.6 million for 2001, an increase of $16.2 million from 2000, primarily attributed to a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock, which occurred in the first quarter of 2001 as a result of Concord's acquisition of Star Systems.

     NONINTEREST EXPENSE. Total noninterest expense was $979.3 million for 2001, an increase of $66.1 million from 2000. Noninterest expense for 2001 included increases of $29.0 million in other noninterest expense, $27.8 million in compensation and employee benefit expense, $12.4 million in occupancy and equipment expense and $3.8 million in foreclosed real estate operations, net. These increases were partially offset by decreases of $3.9 million in professional fees and $2.9 million in amortization of intangible assets. Noninterest expense includes the following components (in thousands):

                                                                 Year Ended December 31,
                                                        ------------------------------------------
                                                          2001             2000             1999
                                                        --------         --------         --------
     Noninterest expense:
       Compensation and employee benefits               $455,199         $427,362         $391,597
       Occupancy and equipment                           173,269          160,820          148,411
       Professional fees                                  37,475           41,381           52,667
       Loan expense                                       16,828           17,018           17,200
       Foreclosed real estate operations, net               (905)          (4,690)          (6,411)
       Amortization of intangible assets                  59,861           62,717           69,724
       Other expense                                     237,616          208,631          233,421
                                                        --------         --------         --------
            Total noninterest expense                   $979,343         $913,239         $906,609
                                                        ========         ========         ========

     Compensation and employee benefits expense was $455.2 million for 2001, an increase of $27.8 million from 2000. The increase is primarily attributed to an increase in staff (from 7,834 FTE at December 31, 2000 to 8,219 at December 31,
2001), primarily in volume-related operating groups, as well as normal salary adjustments. In addition, the Company has experienced an increase in group insurance and other benefit costs that it has elected not to pass on to its employees.

     Occupancy and equipment expense was $173.3 million for 2001, an increase of $12.4 million from 2000, primarily due to an increase in depreciation expense as a result of purchases of furniture and equipment, mainly computers with depreciable lives of 36 months, as well as higher contract maintenance and repair fees and increased rent expense.

     Professional fees were $37.5 million for 2001, a decrease of $3.9 million from 2000, primarily due to a decrease in consulting fees related to various data processing systems projects.

     Foreclosed real estate operations, net totalled $0.9 million in income for the year ended 2001, compared to $4.7 million in income for 2000, primarily due to fewer gains on sale of REO properties during 2001.

     Amortization of intangible assets was $59.9 million for 2001, a decrease of $2.9 million from 2000, primarily attributed to a $50.0 million reduction in the goodwill balance in December 2000 due to the reversal of Old California Federal state deferred taxes.

     Other noninterest expense was $237.6 million in 2001 compared to $208.6 million in 2000. The increase in expenses relates to increases in a number of operating expense categories, including retail back office operations, bank charges, telephone, marketing, courier service and charitable contributions.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was zero for both 2001 and 2000. This reflects management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Bank's level of non-performing assets. For further information, refer to "- Balance Sheet Analysis - Allowance for Loan Losses."

     PROVISION FOR INCOME TAX. During 2001, Golden State recorded net income tax expense of $292.0 million, which included net tax benefits of $29.0 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

     In addition, during 2001, a provision in lieu of income taxes of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $3.2 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common stockholders (see "--Minority Interest.")

     During 2000, Golden State recorded gross income tax expense of $298.5 million, which was offset by a tax benefit of $161.7 million, resulting in net income tax expense of $136.8 million. Based on favorable resolutions of federal income tax audits of Old California Federal and Glendale Federal, and the current status of Mafco's, including the Company's, audits for the years 1991 through 1995. During 2000, management changed its judgment about the realizability of the Company's deferred tax asset and reduced its valuation allowance by $211.7 million. As a result of reducing the valuation allowance, income tax expense was reduced by $161.7 million and goodwill was reduced by $50.0 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $161.7 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders (see "--Minority Interest.")

     Golden State's effective gross federal income tax rate was 39% and 38% during 2001 and 2000, respectively, while its federal statutory income tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rates was primarily the result of a reduction in the accrued state tax liability and non-deductible goodwill amortization. In 2000, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization. Golden State's effective state tax rate was 1% and 6% during 2001 and 2000, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability previously discussed.

     MINORITY INTEREST. For each of the years ended December 31, 2001 and 2000, dividends on the REIT Preferred Stock were recorded totalling $27.0 million, net of the income tax benefit, which will inure to the Bank as a result of the deductibility of such dividends for income tax purposes.

     Minority interest for 2001 includes a $3.2 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to net operating losses made available as a result of a subsidiary's liquidation into California Federal Bank. Also during 2001, minority interest income of $110 thousand was recorded representing post-merger interest expense resulting from tax audit of Old California Federal. As a result of this transaction, Issuable Shares was reduced by $110 thousand.

     Minority interest expense for 2000 includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the first quarter reduction of the valuation allowance on the Bank's deferred tax asset (see note 23 of the Company's Notes to Consolidated Financial Statements). Minority interest expense for 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition.

     EXTRAORDINARY ITEMS. During 2000, the FHLB called and the Bank prepaid $400 million in advances, resulting in an extraordinary gain of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also during 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the year ended December 31, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 32 of the Company's Notes to Consolidated Financial Statements.

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

                                              Assets                      Liabilities and Equity             Pre-tax Earnings
                                  --------------------------------   --------------------------------     ---------------------
                                   Loans                                             Taxes-                 Loan    (Gain)/Loss
                                    Held    Residential Derivative   Derivative       Other               Servicing  on Sale of
                                  for Sale     MSRs       Assets     Liabilities   Liabilities   OCI      Fees, net     Loans
                                  --------     ----       ------     -----------   -----------   ---      ---------     -----
Transfer hedge component
  of MSR balance                  $    --   $ (95,013)   $ 95,013    $      --    $     --    $     --    $     --   $     --

Transition adjustment - (record
  initial fair values):
  MSRs and MSR hedges                  --     (69,754)     78,610       (8,856)         --          --          --         --
  Warehouse loans                   3,834          --          --           --          --          --          --     (3,834)
  Interest rate locks                  --          --       2,911           --          --          --          --     (2,911)
  FLSC hedges                          --          --          --       (5,696)         --          --          --      5,696
  Cash flow hedges - swaps             --          --          --      (75,482)     30,835      44,647          --         --
                                  -------   ---------    --------    ---------    --------    --------     -------    -------
SUBTOTAL - JANUARY 1, 2001
  TRANSITION ENTRIES                3,834    (164,767)    176,534      (90,034)     30,835      44,647          --     (1,049)

Fair value adjustments:
  MSRs and MSR hedges                  --      66,146      69,856      (56,324)         --          --     (79,948)        --
  Warehouse loans                 (33,562)         --          --           --          --          --          --     33,562
  Interest rate locks                  --          --      (2,911)     (13,269)         --          --          --     16,180
  FLSC hedges                          --          --      36,878        5,697          --          --          --    (42,575)
  Cash flow hedges - swaps             --          --          --     (126,343)     51,611      74,732          --         --
                                  -------   ---------    --------    ---------    --------    --------    --------    -------
FAIR VALUE ADJUSTMENTS -
  YEAR ENDED
  DECEMBER 31, 2001                (33,562)     66,416      103,823    (190,239)    51,611      74,732     (79,948)      7,167

Other Activity - Year ended
  Dcember 31, 2001:
  MSR hedge additions                   --          --      713,575          --         --          --          --         --
  MSR hedge sales and
     maturities                         --          --     (660,726)     37,693         --          --          --         --
  Hedge receipts and
     payments                           --        (121)      15,820      (8,401)        --          --          --         --
                                  --------   ---------    ---------   ---------   --------    --------    --------    -------
TOTAL OTHER ACTIVITY -
  YEAR ENDED
  DECEMBER 31, 2001                     --        (121)      68,669      29,562         --          --          --         --
                                  --------   ---------    ---------   ---------   --------    --------    --------    -------
TOTAL IMPACT FROM
  SFAS NO. 133 - YEAR
  ENDED DECEMBER 31, 2001         $(29,728)   $(98,472)   $ 349,026   $(250,711)   $82,446    $119,379    $(79,948)   $  6,118
                                  ========    ========    =========   =========    =======    ========    ========    ========

     During the year ended December 31, 2001, the impact of SFAS No. 133 added $0.30 to diluted earnings per share. For additional discussion of the Company's hedging activities, please see note 37 to the Company's Notes to Consolidated Financial Statements.

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

     Interest income on securities and interest-bearing deposits in other banks was $90.5 million for 2000, a decrease of $9.7 million from 1999. The average portfolio balance was $1.4 billion for 2000 and $1.6 billion for 1999. The lower weighted average yield of 6.34% for 2000, compared to 6.45% for 1999 reflects $2.4 million and $7.7 million, respectively, in interest income on federal income tax refunds related to Old California Federal for periods prior to the Golden State Acquisition for which there are no corresponding assets.

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

     Interest expense on deposits, including Brokered Deposits, was $928.4 million for 2000, an increase of $40.1 million from 1999. The average balance of deposits outstanding decreased from $23.9 billion for 1999 to $23.2 billion for 2000. The decrease in the average balance includes declines in the average balance of CDs, custodial accounts, passbook savings and money market accounts, offset in part by an increase in the average balance of customer checking accounts. These changes reflect the Company's focus during 2000 on consumer checking account growth. The overall weighted average cost of deposits increased to 3.99% for 2000 from 3.72% for 1999, primarily due to rising market interest rates.

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

     Gain on sale, settlement and transfer of loans, net totalled $49.7 million for 2000, an increase of $16.8 million from 1999. During 2000, the Company recorded $20.5 million of reductions in its recourse liability. This liability is a life-of-asset accrual. Given the paydowns which have occurred on the underlying loans and the improving credit and real estate market conditions present, the Company determined that the liability balance exceeded its estimate of the required accrual for the remaining life of the recourse assets by $20.5 million. Gains attributed to early payoffs and settlement of commercial loans with unamortized discounts were $9.8 million lower in 2000 compared to 1999. During 2000, California Federal sold $5.1 billion in single-family mortgage loans originated for sale with servicing rights retained as part of its ongoing mortgage banking operations compared to $9.7 billion of such sales for 1999, while the gains on such sales increased $3.5 million between the two periods. In addition, the gain on sale was reduced in 1999 by $2.7 million, reflecting LOCOM adjustments.

     Net loss on sale of assets totalled $13.4 million for 2000, compared to a net gain of $21.7 million for 1999. The loss during 2000 is primarily attributed to an $18.7 million loss from the sale of approximately $500 million of mortgage-backed securities with an average yield of 6.64% during the second quarter and a $0.9 million loss from the sale of $187.6 million of mortgage-backed securities with an average yield of 6.59% during the third quarter, partially offset by a $1.5 million gain from the sale of $699.2 million mortgage-backed securities with an average yield of 7.27% during the fourth quarter and a $1.3 million gain from the sale of interest rate swaps with a notional amount of $150.0 million in August 2000. These sales were undertaken to benefit both the net interest margin and the Company's interest rate sensitivity in future periods. The $21.7 million gain reported in 1999 primarily relates to the $16.3 million gain on the Servicing Sale.

     NONINTEREST EXPENSE. Total noninterest expense was $913.2 million for 2000, an increase of $6.6 million from 1999. Noninterest expense for 2000 included increases of $35.8 million in compensation expense and $12.4 million in occupancy and equipment expense. These increases were partially offset by decreases of $24.8 million in other noninterest expense, $11.3 million in professional fees and $7.0 million in amortization of intangible assets.

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

     Other noninterest expense was $208.6 million in 2000 compared to $233.4 million in 1999. The decline in operating expenses was primarily attributed to management's continued expense reduction efforts. In addition, 1999 included merger and integration costs of $7.7 million, representing transition expenses, which include severance, conversion and consolidation costs incurred in connection with the Golden State Acquisition. Such costs were not incurred during 2000.

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

     MINORITY INTEREST. Minority interest expense for 2000 includes a $161.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to the first quarter reduction of the valuation allowance on the Bank's deferred tax asset (see note 28 of the Company's Notes to Consolidated Financial Statements). Minority interest expense for 2000 also includes $1.4 million due to the previous owners of FN Holdings, representing after-tax interest income on a tax refund related to Old California Federal for periods prior to the Golden State Acquisition. In addition, for 2000, dividends on the REIT Preferred Stock were recorded totalling $27.0 million, net of the income tax benefit, which will inure to the Bank as a result of the deductibility of such dividends for income tax purposes.

     Minority interest for 1999 included a $122.7 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings and $5.0 million in net premiums paid in connection with the redemption of the Bank Preferred Stock. Minority interest expense also included dividends on the Bank Preferred Stock that had not yet been acquired by GS Holdings and the REIT Preferred Stock totalling $1.8 million and $26.4 million, respectively. In addition, for 2000, dividends on the REIT Preferred Stock were recorded totalling $26.4 million, net of the income tax benefit, which will inure to the Bank as a result of the deductibility of such dividends for income tax purposes. The reduction in minority interest relative to the Bank Preferred Stock reflects the impact of the $60.7 million in Bank Preferred Stock redeemed on April 1, 1999 and the $31.8 million redeemed on September 1, 1999. Minority interest expense for 1999 also included a $1.7 million benefit reversal representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     EXTRAORDINARY ITEMS. During 2000, the FHLB called and the Bank prepaid $400 million in advances, resulting in an extraordinary gain of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings. Also during 2000, the Bank repurchased $2.5 million outstanding principal amount of the Convertible Subordinated Debentures due 2001, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand, on the early extinguishment of debt.

     During 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes assumed in the SFFed Acquisition, resulting in an extraordinary loss of $0.2 million, net of income taxes of $0.1 million, on the early extinguishment of debt. In addition, during 1999 the FHLB called and the Bank prepaid $500 million in FHLB advances, resulting in an extraordinary gain of $2.7 million, net of income taxes of $1.9 million, on the early extinguishment of such borrowings.

     PROVISION FOR FEDERAL AND STATE INCOME TAXES

     During the years 2001, 2000 and 1999, Golden State recorded income tax expense, excluding the tax effects associated with extraordinary items, cumulative effect of change in accounting principle and minority interest in 2001, 2000 and 1999, of $295.1 million, $298.5 million, and $309.2 million, respectively. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. During 2001, as a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. In addition, during 2001, the Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

     In 2001, a provision in lieu of income taxes of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal. These adjustments had no impact on net income available to common stockholders. Included in the 2000 tax expense is a $161.7 million provision in lieu of taxes resulting from adjustments related to pre-merger tax benefits, in the form of net operating loss carryovers and other items, which are retained by the previous owners of FN Holdings under the Golden State Merger agreement. For further information, see note 28 of the Company's Notes to Consolidated Financial Statements.

     The Company's effective federal income tax rates were 39%, 38% and 38% in 2001, 2000 and 1999, respectively. The Company's federal statutory income tax rate was 35% in each of the years 2001, 2000 and 1999. For the year ended December 31, 2001, the difference between the effective and statutory rates was primarily the result of a reduction in the accrued state tax liability and non-deductible goodwill amortization. For the years ended December 31, 2000 and 1999, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization. During the years 2001, 2000 and 1999, Golden State's effective state tax rates were 1%, 6% and 8%, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability as previously discussed.

     For federal income tax purposes, the Bank, GS Holdings and Golden State Bancorp are parties to a Tax Sharing Agreement, pursuant to which:

     (a) the Bank pays to GS Holdings amounts equal to the income taxes that the Bank would be required to pay if it were to file a return separately from the Golden State Bancorp consolidated group,

     (b) GS Holdings pays to the Company amounts equal to the income taxes that GS Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Golden State Bancorp consolidated group, and

     (c) in connection with the Golden State Acquisition, Mafco Holdings continues to be bound for all obligations accruing for taxable periods on or prior to September 11, 1998.

     Under federal tax law, the parties subject to the tax sharing agreement in effect prior to the Golden State Acquisition are subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which Parent Holdings, FN Holdings or the Bank is, as the case may be, a member of such group. Therefore, Parent Holdings, FN Holdings or the Bank may be required to pay Mafco Holdings' consolidated federal tax liability notwithstanding prior payments made under the Tax Sharing Agreement by FN Holdings or the Bank to Mafco Holdings. Mafco Holdings has agreed, however, under the Tax Sharing Agreement, to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay.

     In connection with the Golden State Acquisition, the Company deconsolidated from the Mafco Group. As a result, only the amount of the NOLs of the Company not utilized by the Mafco Group on or before December 31, 1998 are available to offset taxable income of the Company thereafter. The Deconsolidation Adjustment may continue to change based upon the results of IRS audits for all open years of Mafco and the Company. Any change to the Deconsolidation Adjustment will be recorded as an adjustment to the amounts due or distributions made to the previous owners of FN Holdings. In addition, adjustments related to the valuation allowance as a result of the Deconsolidation Adjustment will be recorded as an adjustment to federal income tax expense. Such adjustment will be offset by minority interest since under the merger agreement with Golden State the tax benefits from any NOLs and other tax attributes of Parent Holdings and subsidiaries are retained by the previous owners of FN Holdings. Accordingly, any change to the Deconsolidation Adjustment should have no impact on Golden State's effective tax rate. Changes are recorded in the period during which such change is determined.

     At December 31, 2001, the Company had regular NOL carryforwards for federal income tax purposes of approximately $2.8 million, which are available to offset future federal taxable income, if any, through 2007. In addition, the Company had AMT credit carryforwards of approximately $126.6 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL or AMT credit carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the base year reserves of the Bank. For further information, see note 28 of the Company's Notes to Consolidated Financial Statements.

     The Company is subject to taxation in certain states in which it operates, including California. For California franchise tax purposes, savings institutions are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their statutory exemption from local business and personal property taxes.

BALANCE SHEET ANALYSIS

     At December 31, 2001, Golden State's assets totalled $56.5 billion, down from $60.5 billion at December 31, 2000. The decrease was primarily due to management's decision to sharply reduce purchases of mortgage-backed securities, partially offset by increased loan volume and growth in loans held for sale. This shift represents strong loan production by the Company coupled with high repayment rates for both loans and securities in light of the current declining interest rate environment. (For a discussion of the loan portfolio, see "--Loan Portfolio.") The decline in interest-earning assets was accompanied by decreased borrowings from the FHLB and securities sold under agreements to repurchase, partially offset by increases in deposits and other liabilities. For further information on the Company's management of assets and liabilities, as well as information on the Company's liquidity and capital, see "--Risk Management," "--Liquidity" and "--Capital Management."

     INVESTMENT ACTIVITIES

     OTS regulations require the Bank to maintain a specified minimum amount of liquid assets which may be invested in certain types of securities. The amount of excess securities balances (including cash equivalent securities) may change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. Management considers anticipated future cash flows and all available sources of credit and maintains liquidity at levels believed to be appropriate in relation to funding needs (including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements). For further information regarding liquidity, refer to "--Liquidity."

     CASH EQUIVALENTS

     Cash equivalents totalled $805.2 million and $783.1 million at December 31, 2001 and 2000, respectively. The Company sells federal funds, purchases securities under agreements to resell, and invests in interest-bearing deposits in other banks to help meet the Bank's regulatory liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale totalled $116.1 million and $641.2 million at December 31, 2001 and 2000, respectively. They consist primarily of municipal securities and U.S. government and agency obligations. For further information, refer to notes 5 and 6 of the Company's Notes to Consolidated Financial Statements.

     SECURITIES HELD TO MATURITY

     Securities held to maturity totalled $30.6 million and $587.5 million at December 31, 2001 and 2000, respectively. They consist of commercial paper and municipal securities. For further information, refer to notes 5 and 7 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale totalled $7.1 billion and $9.9 billion at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, mortgage-backed securities available for sale included securities totalling $362.8 million and $723.9 million, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's portfolio in order to provide more efficient collateral for borrowings. Mortgage-backed securities available for sale included $1.8 billion and $3.0 billion of variable-rate securities as of December 31, 2001, and 2000, respectively.

     On January 1, 2001, the Company reclassified $1.1 billion carrying value of mortgage-backed securities from the held-to-maturity to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133. During 2000, the Company reclassified $1.1 billion carrying value of mortgage-backed securities from the available-for-sale to the held-to-maturity portfolio. For more information, refer to notes 5 and 8 of the Company's Notes to Consolidated Financial Statements.

     Golden State maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgages without the costs and credit risk associated with originating and holding mortgage loans. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings.
Mortgage-backed securities issued or guaranteed by the GNMA are generally weighted at 0% for risk-based capital purposes. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are generally weighted at 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans.

     The Company held privately issued CMOs with an aggregate carrying value of $5.0 billion at December 31, 2001. The following represents all such investments with a carrying value in excess of 10% of stockholders' equity (in millions):

                                              Aggregate          Aggregate Fair
Issuer                                      Amortized Cost        Market Value
------                                      --------------       --------------

Cendant Mortgage Corporation                    $285                  $289
Chase Mortgage Finance Corporation               289                   295
Countrywide Home Loans                           305                   311
First Nationwide Trust                           265                   264
GE Capital Mortgage Services, Inc.               399                   404
Norwest Asset Securities Corp.                   411                   420
Residential Funding Mortgage Securities          541                   549

     At December 31, 2001, all of the mortgage-backed securities held by the Company had one of the two highest credit ratings from one or more of the national rating agencies except for $235.5 million, of which $45.4 million are non-rated CMO residual class securities formed by Old California Federal's and Glendale Federal's originations of residential mortgages. Rating agencies may revise or withdraw credit ratings at anytime. The mortgage-backed securities which Golden State purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

     For further information on mortgage-backed securities available for sale, refer to notes 5 and 8 of the Company's Notes to Consolidated Financial Statements.

     MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     At December 31, 2001 and 2000, mortgage-backed securities held to maturity totalled $1.4 billion and $2.9 billion, respectively. Mortgage-backed securities held to maturity are carried at amortized cost unless there is evidence of a decline in value that is other than temporary. Other-than-temporary declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayments being adjusted based on revised estimates of future repayments.

     On January 1, 2001, the Company reclassified $1.1 billion carrying value of mortgage-backed securities from the held-to-maturity to the available-for-sale portfolio, as permitted upon the adoption of SFAS No. 133. During 2000, the Company reclassified $1.1 billion carrying value of mortgage-backed securities from the available-for-sale to the held-to-maturity portfolio. For further information on mortgage-backed securities held to maturity, refer to notes 5 and 9 of the Company's Notes to Consolidated Financial Statements.

     SOURCES OF FUNDS

     The Company's major sources of funds for lending, investment and other general business purposes are: deposits, sales of securities under agreements to repurchase, advances from the FHLB, sales, maturities and principal repayments on loans and mortgage-backed securities and issuances of debentures and preferred stock. Management closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see "--Liquidity" and the Company's Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

     Loan principal and interest payments are a source of funds, while customer deposit inflows and outflows, and loan repayments and prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. The Company may use borrowings to compensate for reductions in normal sources of funds such as customer deposits.

     DEPOSITS

     The Company offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by the Company. At December 31, 2001, deposits totalled $25.1 billion, compared with $23.4 billion at December 31, 2000.

                                                                                    December 31,
                                                     --------------------------------------------------------------------------
                                                              2001                      2000                      1999
                                                     ----------------------     ---------------------    ----------------------
                                                                  Percent                   Percent                   Percent
                                                     Amount     of Deposits     Amount    of Deposits    Amount     of Deposits
                                                     ------     -----------     ------    -----------    ------     -----------
                                                                      (dollars in millions)
Transaction accounts:
     Passbook accounts                               $ 3,056       12.2%       $ 3,087       13.2%       $ 3,666       16.0%
     Demand deposits:
       Interest-bearing                                2,139        8.5          2,063        8.8          1,974        8.6
       Noninterest bearing custodial
          accounts                                     2,513       10.0            826        3.5            814        3.6
       Other noninterest bearing                       2,000        8.0          1,717        7.4          1,384        6.0
     Money market deposit accounts:
      Non-brokered                                     4,614       18.4          2,949       12.6          2,953       12.8
      Brokered                                            85        0.3             84        0.4            191        0.8
                                                     -------      -----        -------      -----        -------      -----
                  Total transaction accounts          14,407       57.4         10,726       45.9         10,982       47.8
                                                     -------      -----        -------      -----        -------      -----

Term accounts:
      Non-brokered                                    10,618       42.3         12,241       52.5         11,791       51.3
      Brokered                                            61        0.3            370        1.6            199        0.9
                                                     -------      ------       -------      -----        -------      -----
      Total term accounts                             10,679       42.6         12,611       54.1         11,990       52.2
                                                     -------      -----        -------      -----        -------      -----
Total transaction and term accounts                   25,086      100.0%        23,337      100.0%        22,972      100.0%
                                                                  =====                     =====                     =====
Accrued interest payable                                  47                        92                        61
Purchase accounting adjustments                            1                         1                         3
                                                     -------                   -------                   -------
       Total                                         $25,134                   $23,430                   $23,036
                                                     =======                   =======                   =======

     Deposit balances averaged $24.4 billion and $23.2 billion during 2001 and 2000, respectively, with average interest rates of 3.41% and 3.99%, respectively. The weighted average stated interest rates on deposits at December 31, 2001 and 2000 were 3.42% and 4.00%, respectively.

     The following table presents the average balance and weighted average rate paid on each deposit type of the Bank for the periods indicated, excluding the impact of purchase accounting adjustments:

                                                              For the Year Ended December 31,
                                        ---------------------------------------------------------------------------
                                               2001                       2000                       1999
                                        ---------------------     ----------------------     ----------------------
                                        Average      Average      Average       Average      Average       Average
                                        Balance     Rate Paid     Balance      Rate Paid     Balance      Rate Paid
                                        -------     ---------     -------      ---------     -------      ---------
                                                                 (dollars in millions)
Transaction accounts:
     Passbook accounts                  $ 3,020       2.54%       $ 3,449        3.38%       $ 3,652        3.41%
     Demand deposits:
             Interest-bearing             2,053       0.25          2,056        0.68          1,908        0.93
             Noninterest bearing          3,701         --          2,523          --          2,665          --
Money market deposit accounts             3,958       3.28          2,997        4.03          3,196        3.89
Term accounts                            11,626       5.30         12,214        5.56         12,476        5.02
                                        -------                   -------                    -------
       Total                            $24,358       3.42%       $23,239        4.00%       $23,897        3.74%
                                        =======                   =======                    =======

     The following table sets forth the scheduled maturities of the Company's term accounts by stated interest rate at December 31, 2001 (in millions):

                                         2002        2003       2004      2005      2006       Total
                                         ----        ----       ----      ----      ----       -----
      3.00 - or less                    $1,857      $  166      $ --      $ --      $ --      $ 2,023
      3.01 - 4.00%                       2,345         331        35        --         1        2,712
      4.01 - 5.00%                       3,103         442        68         4       162        3,779
      5.01 - 6.00%                       1,160          87        16        14        11        1,288
      6.01 - 7.00%                         653           3        14       169         1          840
      7.01 - 8.00%                          24           1         7         5        --           37
                                        ------      ------      ----      ----      ----      -------
           Total term accounts          $9,142      $1,030      $140      $192      $175      $10,679
                                        ======      ======      ====      ====      ====      =======

     The following table sets forth remaining maturities for the Company's term deposits in amounts of $100,000 or more at December 31, 2001 (in millions):

     3 months or less                               $  811
     Over 3 months but within 6 months                 745
     Over 6 months but within 12 months                842
     Over 12 months                                    401
                                                    ------
                                                    $2,799
                                                    ======

     At December 31, 2001, the aggregate amount outstanding of CDs of $100,000 or larger at the Company was $2.8 billion, compared with $3.3 billion at December 31, 2000. Deposits held by foreign investors at the Bank totalled $99.6 million and $93.6 million at December 31, 2001 and 2000, respectively.

     The Bank's deposit accounts are primarily held by individuals residing near retail branch offices in California and Nevada. The Bank has emphasized, and will continue to emphasize, a retail branch network for attracting deposits. Key market areas, particularly in California and Nevada, will continue to be targeted for expansion of retail deposits and the cross-selling of additional consumer products.

     The Bank issues Brokered Deposits, usually in amounts less than $100,000, which are obtained from a diverse customer base. These funds generally cost more than traditional passbook and money market deposits and are more volatile as a source of funds because of their sensitivity to the rates offered. However, they supplement retail customer deposits as a source of funds for financing and liquidity purposes. At December 31, 2001, California Federal had $146.5 million of Brokered Deposits outstanding, representing 0.6% of total deposits. For more information on deposits, refer to note 17 of the Company's Notes to Consolidated Financial Statements.

     BORROWINGS

     The Company and the Bank utilize various borrowings as alternative sources of funds for their business needs. These sources have included securities sold under agreements to repurchase, FHLB advances, senior and subordinated debentures and the purchase of federal funds. For further information, refer to notes 18 and 19 of the Company's Notes to Consolidated Financial Statements.

     SHORT-TERM BORROWINGS. Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased, and short-term FHLB advances. These instruments are discussed more fully in the subsequent sections.

     The following table sets forth each category of the Company's borrowings maturing within one year, including the average amount outstanding and the maximum amount outstanding at the end of the period. Amounts and rates reflected in the table exclude repricing, accrued interest payable and purchase accounting adjustments.

                                                                  At or for the year ended December 31,
                                                                 --------------------------------------
                                                                  2001            2000            1999
                                                                  ----            ----            ----
                                                                          (dollars in millions)
Securities sold under agreements to repurchase:
     Average balance outstanding                                 $ 1,688        $ 4,049         $ 4,959
     Maximum amount outstanding at any
         month end during the period                               2,448          6,073           5,996
     Balance outstanding at end of period                            400          2,596           5,207
     Average interest rate during the period                        5.52%          6.28%           5.24%
     Average interest rate at end of period                         3.63           6.68            5.48

Federal funds purchased:
     Average balance outstanding                                 $   296        $    73         $    54
     Maximum amount outstanding at any
         month end during the period                                 670            315             160
     Balance outstanding at end of period                            225             --              55
     Average interest rate during the period                        3.94%          6.52%           5.12%
     Average interest rate at end of period                         1.63             --            5.50

Short-term FHLB advances:
     Average balance outstanding                                 $10,899        $10,816         $ 8,107
     Maximum amount outstanding at any
         month end during the period                              11,431         13,601          11,270
     Balance outstanding at end of period                         10,231          8,791          11,270
     Average interest rate during the period                        5.05%          6.26%           5.40%
     Average interest rate at end of period                         4.20           6.56            5.84

     At December 31, 2001, the Company had an estimated additional secured borrowing capacity of $8.7 billion with the FHLB and other sources.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Company enters into reverse repurchase agreements whereby it sells marketable U.S. government and mortgage-backed securities and CMOs with a commitment to repurchase the securities at a specified price and on a specified date. These agreements are recorded as financings, and the obligation to repurchase assets sold is reflected as a liability on the consolidated balance sheet. The carrying value of assets underlying the agreements is included in the asset accounts. The securities underlying the agreements are delivered to the dealers who arranged the transactions. The counterparty to the repurchase agreement may have loaned the securities to other parties in the normal course of their operations; however, all agreements require that the identical securities be resold to the Company at the maturity of the agreements. In order to reduce possible risks associated with these borrowing transactions, the Company enters into the reverse repurchase agreements with national investment banking firms and major commercial banks which are primary dealers in these securities.

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

     FHLB ADVANCES. The FHLB functions in a credit capacity for savings institutions and certain other home financing institutions. California Federal is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility from which it may generally borrow through advances secured by its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government). Such advances may be made pursuant to several different credit programs made available from time to time by the FHLB to meet seasonal activity and other withdrawals of deposit accounts and to expand lending. The FHLB prescribes the acceptable uses, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

     The following table presents the carrying value and weighted average rate paid on FHLB advances for the periods indicated, excluding accrued interest payable and the impact of purchase accounting adjustments (dollars in millions):

                                             2001                    2000                  1999
                                       -----------------      -------------------     ------------------
                                                 Average                  Average                Average
                                       Balance    Rate        Balance      Rate       Balance     Rate
                                       -------    ----        -------      ----       -------     ----
     Fixed-rate borrowings             $17,484    5.13%       $21,333      6.08%      $19,971     5.61%
     Variable-rate borrowings            4,836    2.23          5,090      6.71         3,365     6.04
                                       -------                -------                 -------
             Total FHLB advances       $22,320    4.50%       $26,423      6.21%      $23,336     5.67%
                                       =======                =======                 =======

     The Bank is required to own capital stock in the FHLB in an amount equal to the greater of:

     (a) 1%of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year,

     (b)  0.3% of total assets, or

     (c)  5% of its FHLB advances.

     The Bank currently complies with FHLB stock ownership requirements. For further information, refer to note 19 of the Company's Notes to Consolidated Financial Statements.

     INTEREST RATE SWAP AGREEMENTS. The Company uses interest rate swap agreements to hedge against movements in interest rates that would otherwise have adverse effects on its net interest margin. The Company utilizes pay-fixed swaps as an alternative to longer-term fixed rate borrowings, as these instruments are more liquid and often times less costly than borrowing long term directly. The Company had interest rate swap agreements with a notional principal amount of $4.1 billion and $3.2 billion outstanding at December 31, 2001 and 2000, respectively, for this purpose. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of the Company's exposure at that time. The Company receives a variable rate based on LIBOR and pays a fixed rate under these agreements. In order to reduce possible counterparty nonperformance risk, the Company enters into interest rate swap agreements only with primary dealers in U.S. government securities and the FHLB. The Company incurred net interest rate swap expense on FHLB advances of $67.3 million and $7.2 million during 2001 and 2000, respectively, and net interest rate swap expense on reverse repurchase agreements of $8.2 million and $0.9 million in 2001 and 2000, respectively. For additional information, refer to note 37 of the Company's Notes to Consolidated Financial Statements.

     GS HOLDINGS NOTES. On August 6, 1998, GS Escrow, which subsequently merged into GS Holdings, issued $2 billion principal amount of the GS Holdings Notes. The GS Holdings Notes are unsecured and unsubordinated obligations of GS Holdings and rank in right of payment with all other unsubordinated and unsecured indebtedness of GS Holdings. The terms and conditions of the notes impose restrictions that affect, among other things, the ability of GS Holdings to incur debt, pay dividends or make distributions, engage in a business other than holding the common stock of the Bank and similar banking institutions, make acquisitions, create liens, sell assets and make certain investments. On August 1, 2001, $350 million of the GS Holdings Notes matured and was paid in full. For additional information on the GS Holdings Notes and other borrowings, refer to note 19 of the Company's Notes to Consolidated Financial Statements.


     MORTGAGE BANKING ACTIVITIES

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

     At the time of origination, management identifies 1-4 unit residential loans that are expected to be sold in the foreseeable future. At December 31, 2001, management had identified $2.6 billion of 1-4 unit residential loans as held-for-sale. These loans are recorded at either fair market value (for those loans which were hedged in accordance with SFAS No. 133) or LOCOM (for those loans which were not hedged). At December 31, 2001, the Company had forward and whole loan sale commitments to sell loans totalling $4.7 billion. In addition, FNMC had entered into commitments to originate and purchase fixed- and variable-rate loans (mortgage loan pipeline) of $9.0 billion.

     The following table provides detailed information related to FNMC's MSRs:

                                                                                December 31,
                                                                      ----------------------------------
                                                                          2001                  2000
                                                                      ------------          ------------
                                                                            (dollars in thousands)
     Residential Mortgage Servicing Portfolio:
         Total UPB residential loans serviced                         $112,262,916          $111,992,361
         Total number of residential loans serviced                        997,276             1,048,262

         Total UPB residential loans serviced for others              $ 85,218,280          $ 84,080,891
         Total number of residential loans serviced for others             838,234               879,180

                                                                             Year Ended December 31,
                                                                       -----------------------------------
                                                                            2001                 2000
                                                                       -------------         -------------
                                                                     (dollars in thousands, except as noted)

         Mortgage loans sold                                           $16,379,633           $5,249,365
         Mortgage loans sold with recourse                                 503,107              728,011
         Mortgage loans sold (servicing retained)                       16,357,473            5,249,365

     Portfolio Characteristics:
         Weighted average contractual servicing fee earned                      42bps                41bps
         Average loan balance                                          $       102           $       96
         Weighted average note rate                                            7.36%                7.58%
         Secured by California property                                       45.67%               45.21%
         Per loan servicing cost (in whole dollars)                    $        47           $        47

                                                         Number of Loans       Loan Principal         MSR Basis
                                                         ---------------       --------------         ---------
                                                         (whole numbers)             (dollars in thousands)
Residential Mortgage Servicing Portfolio:
Balance - December 31, 2000 (a)                               879,180           $ 84,080,891          $1,555,232
       Originated servicing                                    92,845             14,997,706             369,514
       Flow purchases                                          82,540             11,457,943             306,198
       Bulk purchases                                             (20)                (1,587)                (34)
       Runoff                                                (216,311)           (25,316,673)           (358,177)
       Valuation provision                                         --                     --            (153,345)
       SFAS No. 133 reclassification to derivatives                --                     --             (95,013)
       Fair value adjustment (SFAS No. 133)                        --                     --              (3,338)
       Other                                                       --                     --                (121)
                                                             --------           ------------          ----------
Balance - December 31, 2001 (a)                               838,234           $ 85,218,280          $1,620,916
                                                             ========           ============          ==========

-----------
(a) Excludes $3.0 million and $4.1 million of MSRs on non-single family residential portfolios at December 31, 2001 and 2000, respectively.

     The table below summarizes mortgage servicing acquisitions and sales:

                                        Number of Loans                      Loan Principal                      MSR Basis
                                 ----------------------------     -----------------------------------   ----------------------------
                                  2001      2000       1999         2001        2000          1999       2001       2000       1999
                                  ----      ----       ----         ----        ----          ----       ----       ----       ----
                                       (whole numbers)                      (in millions)                     (in millions)
                                 ----------------------------     -----------------------------------   ----------------------------
Residential Mortgage
    Servicing Portfolio:

    Acquired servicing rights    82,520    146,601    121,568     $11,456.4    $15,679.0    $14,482.9    $306.2     $344.3    $333.7
    Servicing rights sold            --        861     50,700            --         22.7      2,121.8        --        0.2      18.6

     The Company uses a variety of instruments to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes in a declining interest rate environment. See "--Risk Management--Mortgage Banking Risk Management" and notes 16 and 37 to the
Company's Notes to Consolidated Financial Statements for a more detailed discussion of these hedging activities. During 2001, the Company's net income reflected net gains on the hedging of the fair value of loan servicing rights of $79.9 million and net losses on the hedging of the fair value of derivative rate locks, forward loan sale commitments and closed loan inventory of $6.1 million as a result of the Company's implementation and adoption of SFAS No. 133.

     The Company, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects payments of principal and interest from the borrower and, after retaining a servicing fee, remits the balance to the investors. When a loan is sold and MSRs are retained, a portion of the cost of originating the mortgage loan is allocated to the MSR based on its relative fair market value. The servicing asset is amortized in proportion to, and over the period of, estimated net servicing income. The net gains on sales of 1-4 unit residential loans during 2001, 2000 and 1999 totalled $48.7 million, $21.1 million and $14.9 million, respectively, and included amounts related to the capitalization of originated and excess MSRs. The Company capitalized $369.5 million, $126.6 million and $193.9 million during 2001, 2000 and 1999, respectively, related to the origination of residential loans. During 2001, the Company recorded a $6.1 million unrealized loss from the application of SFAS No. 133 on the derivative rate locks, forward loan sale commitments and closed loan inventory. The Company monitors the prepayments on the loans serviced for investors and reduces the balance of the MSR asset if the actual prepayments exceed the estimated prepayment trends used to record the original asset. The Company's assumptions relative to the prepayment speed, discount and servicing fee rates are reviewed periodically to reflect current market conditions and regulatory requirements. The Company measures the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. At December 31, 2001, the Company had a $153.3 million allowance for the loss in fair value of the MSRs. At December 31, 2000, no allowance for impairment of the Company's MSRs was necessary.

     In addition to MSRs, the Company, through FNMC, has non-credit enhancing IO strips that are created when loans are sold with servicing retained and a portion of the interest retained by the Company does not depend on the servicing work being performed. The Company, in the event the servicing rights were sold or transferred, would retain the right to this interest. The IO strips are amortized to interest income using the interest method. IO strips issued prior to April 1, 2001 of $19.9 million are classified as available-for-sale securities, while IO strips issued after April 1, 2001 of $16.2 million are classified as held-for-trading securities. Like MSRs, the value of IO strips is sensitive to the prepayment speeds of the underlying loans. The Company monitors the prepayments of the underlying loans and reduces the balance of these assets if expected prepayments are in excess of the estimated prepayment assumptions used to record the original asset. At December 31, 2001, the Company had an $8.8 million valuation allowance on the available-for-sale IO strips and had recorded an unrealized gain of $1.7 million for the fair market value adjustment on the held-for-trading securities.

     For information regarding the effect of interest rate changes or mortgage banking activities, see "--Risk Management--Mortgage Banking Risk Management."

     LOAN PORTFOLIO

     The Company principally originates adjustable and fixed-rate mortgage loans secured by residential real estate. The Company also originates adjustable-rate and fixed-rate mortgage loans secured by multi-family and commercial real estate, commercial, and home equity loans. The Company also participates in a number of affordable housing programs and initiatives. During 2000 and 2001, increased focus was placed on expanding the percentage of non-1-4 family mortgage loans in the portfolio. As a result, originations for multi-family and commercial real estate loans increased from $1.3 billion in 2000 to $1.7 billion in 2001, auto loan originations and purchases totalled $1.2 billion in 2001, an increase of $104.1 million over 2000, and home equity lending increased from $525.9 million in 2000 to $601.9 million in 2001. In addition, the commercial banking group was expanded to heighten focus on small business and middle market lending.

     The  following  table  reflects   activity  related  to  loans  receivable,
excluding loans held for sale:

                                                   Year Ended December 31,
                                                 --------------------------
                                                   2001             2000
                                                   ----             ----
                                                       (in millions)

     Balance at beginning of period              $ 39,881          $34,327
     Fundings:
         1-4 unit residential                       7,791            7,756
         Multi-family residential                   1,302              987
         Commercial real estate                       351              301
         Construction                                   1                1
         Equity line                                  602              526
         Other consumer                               222              223
         Commercial loans                           1,043              701
     Purchases:
         Downey Acquisition                            --              380
         Automobile                                 1,150            1,054
         Other                                      3,149              595
     Sales                                            (84)             (69)
     Foreclosures                                     (31)             (47)
     Payments, payoffs and other                  (15,796)          (6,854)
                                                 --------          -------
     Balance at end of period                    $ 39,581          $39,881
                                                 ========          =======

     The composition of the Company's loan portfolio, excluding loans held for sale, is as follows:

                                                                                          December 31,
                                                                   ------------------------------------------------------------
                                                                    2001          2000         1999         1998         1997
                                                                   -------       -------      -------      -------      -------
                                                                                          (in millions)
Real estate loans:
        1-4 unit residential                                       $29,546       $30,828      $26,966      $23,493      $14,071
        Multi-family residential                                     4,130         3,569        2,881        2,641        3,035
        Commercial real estate                                       2,355         2,487        2,565        2,940        2,146
        Land                                                            14            22           32           33            5
        Construction                                                     3             8            8           22            1
                                                                   -------       -------      -------      -------      -------
                  Total real estate loans                           36,048        36,914       32,452       29,129       19,258
                                                                   -------       -------      -------      -------      -------
Equity-line loans                                                      639           539          433          385          355
Other consumer loans                                                   283           303          237          242          107
Auto loans, net                                                      1,918         1,567          698          487          171
Commercial loans                                                       693           558          507          541           30
                                                                   -------       -------      -------      -------      -------
                  Total loans receivable                            39,581        39,881       34,327       30,784       19,921
                                                                   -------       -------      -------      -------      -------
Less:
     Deferred loan fees, costs, discounts and premiums, net           (243)         (230)        (174)         (82)         (47)
        Allowance for loan losses                                      497           526          555          589          419
        Purchase accounting adjustments, net                            (9)           (8)         (7)           (4)         125
                                                                   -------       -------      -------      -------      -------

Loans receivable, net                                              $39,336       $39,593      $33,953      $30,281      $19,424
                                                                   =======       =======      =======      =======      =======

     In addition to the interest earned on its loans, the Company charges fees for loan originations, prepayments, modifications, late payments, changes of property ownership, assumptions and other similar services. The amount of this fee income varies with the volume of loan originations, prepayments, the general economic conditions affecting the portfolio and other competitive factors affecting the mortgage market.

     Generally, late charges are assessed when payments are delinquent. On loans secured by real estate, these charges are generally limited to 4% to 6% of the overdue payment of principal and interest and are generally not imposed until the payment is more than 10 days late, in accordance with the contractual terms of the loans and regulatory requirements in effect when the loans were made.

     The following table presents the Company's real estate loan portfolio (excluding loans held for sale), by collateral type, interest rate type and state concentration at December 31, 2001:

                         1-4 unit               Multi-family               Commercial
                       Residential              Residential                and Other            Total Real
                    -----------------        ------------------        -----------------          Estate       % of
State               Variable    Fixed        Variable     Fixed        Variable     Fixed         Loans        Total
-----               --------    -----        --------     -----        --------     -----         -----        -----
                                                      (dollars in millions)
California          $18,547     $4,707        $2,518      $1,097        $1,524       $559         $28,952       80.32%
Texas                   429        125            87         120            11         34             806        2.24
Florida                 532        201            23           6            33          7             802        2.22
Illinois                412         68            18           6             9         21             534        1.48
Washington              393         45            40          18             4          2             502        1.39
Colorado                371         52            14          17             4          7             465        1.29
New York                253        129             6           4            12         15             419        1.16
Nevada                  215        103            23          33             9          2             385        1.07
Other states (1)      2,149        815            36          64            66         53           3,183        8.83
                    -------     ------        ------      ------        ------       ----         -------      ------
          Total     $23,301     $6,245        $2,765      $1,365        $1,672       $700         $36,048      100.00%
                    =======     ======        ======      ======        ======       ====         =======      ======

------------
(1) Real estate loans involving property located in 42 states, Puerto Rico and the District of Columbia; not more than 1% of the total amount of such loans are located in any one state.

     The following table summarizes the Company's loan portfolio, excluding loans held for sale, at December 31, 2001, based upon contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.

                                                                   Due
                                                 Due             Over One               Due
                                                Within          But Within              Over
                                               One Year         Five Years           Five Years           Total
                                               --------         ----------           ----------           -----
                                                                          (in millions)
Real estate loans:
    1-4 unit residential
         Variable-rate                         $    4             $   18               $23,279           $23,301
         Fixed-rate                                29                 36                 6,180             6,245
    Multi-family residential
         Variable-rate                            129                576                 2,060             2,765
         Fixed-rate                                43                125                 1,197             1,365
    Commercial real estate and other
         Variable-rate                            268                638                   766             1,672
         Fixed-rate                                41                141                   518               700
                                               ------             ------               -------           -------
             Total                                514              1,534                34,000            36,048
                                               ------             ------               -------           -------
Commercial and consumer loans:
         Variable-rate                            240                110                   671             1,021
         Fixed-rate                               476              1,657                   379             2,512
                                               ------             ------               -------           -------
             Total                                716              1,767                 1,050             3,533
                                               ------             ------               -------           -------

             Total loans receivable            $1,230             $3,301               $35,050           $39,581
                                               ======             ======               =======           =======

     1-4 UNIT RESIDENTIAL LENDING

     The Company currently offers three primary 1-4 unit residential ARM programs, and a variety of 1-4 unit fixed- rate programs with maturities ranging from 15 to 30 years. The Company's 1-4 unit residential loans are originated by FNMC through three channels: retail, wholesale and correspondent. In addition, the Company has a significant retail origination presence in California. Wholesale originations (where loans are acquired from independent loan brokers) are conducted through regional wholesale offices throughout the United States. The Company also purchases newly originated loans from correspondents throughout the United States and through contracts to administer various housing bond and other private mortgage lending programs. The Company's originations of ARM loans on 1-4 unit residential real estate are generally held for investment, while fixed-rate 1-4 unit residential loans are generally held-for-sale to the secondary mortgage market.

     Adjustable-rate programs include mortgages which:

     (a) provide for annual interest rate adjustments based upon the average of the six-month LIBOR,

     (b) provide for monthly interest rate adjustments after the third month based upon the twelve month average of the monthly one year Treasury Bill index,

     (c) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, or

     (d) provide for annual rate adjustments based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year after an initial fixed-rate period of three, five or seven years.

     A variety of features are incorporated into ARM loans to protect borrowers from unlimited adjustments in interest rates and payments. All ARMs have lifetime caps which limit the amount of rate increases over the life of the loan. In addition, ARMs whose rates adjust annually have rate caps which limit the amount that rates can change to two percentage points per year. Loans which adjust monthly based upon the twelve month average of the monthly one year Treasury Bill index limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this
deficiency  is  added  to  the  loan's   principal   balance   (i.e.,   negative
amortization). The total outstanding principal balance for a particular loan under this program is not allowed to exceed 110% of the original loan amount as a result of negative amortization.

     The Company's portfolio of 1-4 unit residential mortgage loans contains other loan products which may negatively amortize, generally to not more than 125% of the original loan amount. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the UPB in full at the maturity date. As of December 31, 2001, the Company's capitalized interest relative to such 1-4 unit residential loans was approximately $13.0 million. This amount represents approximately 0.39% of the approximately $3.4 billion of 1-4 unit residential ARMs that have the potential to experience negative amortization.

     The Company also originates 15- and 30-year fully amortizing 1-4 unit fixed-rate residential loans under a variety of fixed-rate programs, primarily for resale in the secondary mortgage market. When 1-4 unit residential loans are sold, FNMC normally retains the servicing of the loan.

     On all ARM products, the Company offers a three-year prepayment penalty pricing option, wherein the borrower receives favorable pricing in exchange for agreeing to pay a fee in the event that the borrower prepays more than 20% of the original principal balance in any rolling twelve-month period during the first three years after the inception of the loan. On all fixed-rate products except for 15-year conforming loans, the Company offers a similar prepayment penalty pricing option that applies during the first five years after inception of the loan. The penalty does not apply if the prepayment occurs in connection with the sale of the property securing the loan. FNMC originated $5.5 billion of loans with prepayment penalty options during 2001. See "--Mortgage Banking Activities" for a further discussion of these activities.

     The following table summarizes 1-4 unit residential loan originations (in millions):

                                           2001                                  2000
                            -----------------------------------    ----------------------------------
Production Channel            ARM         Fixed         Total         ARM        Fixed        Total
------------------            ---         -----         -----         ---        -----        -----
Retail                      $  492.1    $ 2,722.6     $ 3,214.7    $  652.9     $  842.8    $ 1,495.7
Wholesale                    5,212.8      6,943.7      12,156.5     4,360.7      1,448.5      5,809.2
Correspondent                1,060.2      4,986.6       6,046.8     2,246.0      1,993.5      4,239.5
Other                             --      4,095.9       4,095.9          --      1,556.6      1,556.6
                            --------    ---------     ---------    --------     --------    ---------
                            $6,765.1    $18,748.8     $25,513.9    $7,259.6     $5,841.4    $13,101.0
                            ========    =========     =========    ========     ========    =========

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

     LOANS HELD FOR SALE

     Activity related to loans held for sale is summarized as follows:

                                                      December 31,
                                                 -----------------------
                                                  2001             2000
                                                  ----             ----
                                                       (in millions)

     Balance at beginning of period              $    846        $   729
     Purchases and originations                    17,723          5,344
     Sales                                        (16,296)        (5,151)
     Payments, payoffs and other                      335            (76)
                                                 --------        -------
     Balance at end of period                    $  2,608        $   846
                                                 ========        =======

     Loans held for sale are carried at the lower of aggregate amortized cost or market value; substantially all are 1-4 family fixed rate residential loans.

     MULTI-FAMILY, COMMERCIAL AND OTHER REAL ESTATE LENDING

     The Company's loan portfolio includes loans that are primarily secured by multi-family residential, commercial, industrial, office and retail real estate properties. The Company's efforts to grow this portfolio were enhanced during 2000 and 2001, in line with the Company's goal to increase its overall portfolio percentage of non-residential loans.

     The Company's variable-rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with loans having balloon payments ranging from one to 30 years. ARMs primarily adjust with either the FHLB 11th District COFI, the 12 MAT or the LIBOR with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending, except that newly originated loans do not typically have negative amortization features. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization on a portion of the loan portfolio. Negative amortization, if applicable, for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 2001, the Company's capitalized interest relative to such loans was approximately $0.3 million, which represents approximately 0.01% of the $2.1 billion of multi-family and commercial real estate loans that have the potential to experience negative amortization.

     At December 31, 2001 and 2000, the multi-family and commercial real estate loan portfolio totalled $6.5 billion and $6.1 billion, respectively. The Company originates multi-family and commercial real estate loans through its Commercial Real Estate Group which has loan production and asset management offices located in San Francisco, Los Angeles, Dallas, Phoenix, San Diego and Sacramento. New loan originations are produced through several sources, including direct borrower solicitation, mortgage brokerage referrals, real estate sales agent referrals, and loan purchases from other investors or originators.

     Generally, multi-family secured loans have LTV ratios of 75% or below and DCRs of 1.20 or above. Loans secured by commercial properties (shopping centers, office buildings, warehouses, etc.) generally have LTVs of 70% or below and DCRs of 1.30 and above. Typically, loan originations do not include loans secured by land, land development properties or special purpose properties such as hotels, motels, golf courses and resort properties. Most loan originations are secured by completed and leased properties.

     The following table summarizes origination activity for multi-family, commercial and other real estate loans (in millions):

                                                   December 31,
                                               ---------------------
                                                2001           2000
                                                ----           ----

         Multi-family residential              $1,302         $  987
         Commercial real estate                   351            301
                                               ------         ------
                                               $1,653         $1,288
                                               ======         ======

     A portion of the Company's MSRs, which are rights to service mortgages held by others, were acquired from Old FNB, Old California Federal, and Glendale Federal which had sold multi-family and commercial real estate loans subject to certain recourse provisions. These recourse liabilities were assumed by the Company in the FN Acquisition, the Cal Fed Acquisition and the Glen Fed Merger. At December 31, 2001, the principal balance of loans sold with recourse totalled $1.5 billion.

     CONSUMER LENDING

     The Company's consumer loan originations are primarily concentrated in home equity lending. The portfolio is geographically dispersed across California and Nevada and correlates closely to retail deposit branch distribution. At December 31, 2001, the home equity portfolio totalled $639 million or 69.3% of the total consumer loan portfolio of $922 million. At December 31, 2000, the home equity portfolio totalled $539 million or 64.0% of the total consumer loan portfolio of $842 million.

     The following table summarizes consumer loan origination activity (in millions):

                                    December 31,
                                   --------------
                                   2001      2000
                                   ----      ----

      Equity line of credit        $602      $526
      Other consumer                222       223
                                   ----      ----
                                   $824      $749
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

     AUTO LENDING

     The Company purchases and originates prime and sub-prime auto loans through its subsidiary, Auto One, which has an established servicing platform for such loans. At December 31, 2001 and 2000, the Company's auto loan portfolio totalled $1.9 billion and $1.6 billion, respectively, of which, $1.2 billion and $934.9 million, respectively, were sub-prime. Substantially all of Auto One's loans were purchased from independent automobile dealers or in bulk from third parties.

     Auto One's loans have fixed interest rates, with terms to maturity based upon the mileage on the collateral vehicle, up to a maximum of 72 months. The weighted average term for 2001 prime and sub-prime production was 65 and 61 months, respectively, while the weighted average term on the portfolio at December 31, 2001 was 52 and 47 months, respectively.

     Auto One loan purchases in 2001 consisted of 24,968 prime and 45,263 sub-prime loans, with average loan balances of $19.1 thousand and $14.7 thousand, respectively. The portfolio at December 31, 2001 consisted of 55,987 prime and 105,299 sub-prime contracts, with average loan balances of $13.3 thousand and $11.1 thousand, respectively.

     Approximately 70% of Auto One's purchases of prime loans in 2001 are collateralized with vehicles two years old or newer. Approximately 68% of Auto One's purchases of sub-prime loans in 2001 are collateralized with vehicles two years old or newer. Underwriting on loans purchased from dealers is performed by Auto One personnel prior to purchase.

     All Auto One originated loans and loans purchased after July 1, 2001 are recorded on a gross-coupon basis, rather than on a credit-adjusted yield basis. Accordingly, an allowance for loan losses is established for those loans where an adverse situation has occurred that will affect the borrower's ability to repay the principal and interest. Please refer to note 2 of the Company's Notes to Consolidated Financial Statements for a complete discussion of the accounting for purchased auto loans.

     Activity related to auto loans purchased prior to July 1, 2001 is summarized as follows (in millions):

                                                                                         Allocated
                                       Contractual     Nonaccretable                     Allowance      Purchased
                                        Payments        Contractual      Accretable      for Loan          Auto
                                       Receivable       Cash Flows         Yield          Losses        Loans, net
                                       ----------       ----------         -----          ------        ----------
Balance, December 31, 1999              $ 1,025           $(203)          $(124)           $ (3)          $  695

Purchases and acquisitions                1,965            (267)           (266)             --            1,432
Repossessions & charge-offs                (150)             90              (6)              8              (58)
Payments, payoffs & accretion              (716)             64             145              --             (507)
Provision for loan losses                    --              --              --              (7)              (7)
Reclassification                             --             (19)             19              --               --
                                        -------           -----           -----            ----           ------
Balance, December 31, 2000                2,124            (335)           (232)             (2)           1,555

Purchases and acquisitions
       through June 30, 2001                914            (154)           (125)             --              635
Repossessions & charge-offs                (142)             83             (12)             12              (59)
Payments, payoffs & accretion            (1,011)            100             203              --             (708)
Provision for loan losses                    --              --              --             (13)             (13)
Reclassification                             --             (30)             30              --               --
                                        -------           -----           -----            ----           ------
Balance, December 31, 2001              $ 1,885           $(336)          $(136)           $ (3)          $1,410
                                        =======           =====           =====            ====           ======

     COMMERCIAL BANKING

     The Company's  commercial  banking program has four  components:  community business banking, commercial markets banking, agribusiness lending and SBA lending. The Company's commercial banking loan products primarily have adjustable interest rates that are indexed to the prime rate. At December 31, 2001, deposit relationships under the various commercial banking product lines totalled $1.6 billion.

     The Company's community business banking product line includes business checking and savings products of various types, cash management products and services, account analysis, payroll services, electronic banking services, and merchant draft services. Community business banking focuses primarily on businesses with annual sales of less than $10 million located in the markets served by the Company's retail banking offices. To meet the credit needs of these business customers, the Company offers a wide variety of secured and unsecured prime-based lines of credit and term loans with maturities up to ten years. The maximum credit commitment offered by community business banking is $1 million. At December 31, 2001, total funded and unfunded credit commitments under the community business banking group totalled $496.1 million, compared to $382.6 million at December 31, 2000.

     The Company, through its commercial markets group, accommodates businesses with annual sales of up to $150 million, but focuses primarily on businesses with annual sales between $10 million and $75 million. The Company offers its commercial markets group customers products including business checking accounts, various cash management services, revolving lines of credit, accounts receivable and inventory financing, and term loans. Specific loan terms are determined based upon the financial strength of the borrower, the amount of credit granted, and the type and quality of collateral available. At December 31, 2001, funded and unfunded credit commitments under the commercial markets group totalled $392.8 million, compared to $234.6 million at December 31, 2000.

     The Company's agribusiness lending program serves the Central Valley region of California and specializes in production loans for crops such as cotton, grapes, nuts, stone fruit and dairy operations, together with agricultural-related businesses, such as processors and packers. At December 31, 2001, funded and unfunded credit commitments under the agribusiness lending program totalled $172.3 million, compared to $171.7 million at December 31, 2000.

     The SBA is a federal government agency created to assist small businesses by providing guarantees of loans made to eligible small businesses. Through its SBA lending program, the Company focuses on the long-term needs of small businesses and provides long-term, variable and fixed-rate financing to expanding businesses. The Company has been granted statewide preferred lender status by the SBA. This designation allows the Company to approve SBA guaranteed loan applications without prior review from the SBA, thereby accelerating the decision-making process for small business loan applications. Preferred lenders, the highest lender status awarded by the SBA, enjoy priority funding and service from the SBA. Loans approved through the preferred lender program carry a maximum SBA guarantee of 75%. At December 31, 2001, funded and unfunded credit commitments under the SBA lending program totalled $160.1 million, compared to $157.7 million at December 31, 2000. Additionally, the SBA servicing portfolio totalled $70.8 million and $100.1 million at December 31, 2001 and 2000, respectively.

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

     At December 31, 2001 and 2000, loans that were considered to be impaired totalled $59.1 million and $97.2 million, respectively, (of which $14.1 million and $19.5 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 2001 and 2000, was approximately $60.5 million and $91.3 million, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recognized interest income on those impaired loans of $4.6 million, $8.3 million and $9.5 million, respectively, which included $0.5 million, $1.6 million and $2.7 million, respectively, of interest income recognized using the cash basis method of income recognition.

     The following table presents the Company's non-performing and impaired loans, foreclosed real estate and repossessed assets as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual UPB.

                                                       December 31, 2001                December 31, 2000
                                                 ----------------------------     ----------------------------
                                                 Non-performing      Impaired     Non-performing      Impaired
                                                 --------------      --------     --------------      --------
                                                                           (in millions)
Real Estate:
       1-4 unit residential                           $ 75             $ 1             $ 89             $ 1
       Multi-family residential                         --               9                3              24
       Commercial and other                              4              32                2              40
                                                      ----             ---             ----             ---
           Total real estate                            79              42               94              65
Non-real estate                                         22              17               21              32
                                                      ----             ---             ----             ---
           Total loans                                 101 (a)         $59 (b)          115 (a)         $97 (b)
                                                                       ===                              ===
Foreclosed real estate, net                             19                               19
Repossessed assets                                       4                                7
                                                      ----                             ----
           Total non-performing assets                $124                             $141
                                                      ====                             ====

-----------------
(a) There were no loans securitized with recourse on non-performing status at December 31, 2001 and 2000.

(b) Includes $14.1 million and $19.5 million of non-performing loans at December 31, 2001 and 2000, respectively.

     The following table indicates outstanding balances of impaired loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 2001:

                        1-4 Unit            Multi-family        Commercial
                       Residential          Residential          and Other         Non-real Estate         Total
                    -----------------     ----------------    ----------------    -----------------      Impaired      % of
                    Variable    Fixed     Variable   Fixed    Variable   Fixed    Variable    Fixed        Loans       Total
                    --------    -----     --------   -----    --------   -----    --------    -----      --------      -----
      State                                        (dollars in millions)
      -----
California            $ 1        $--         $ 9      $--        $15      $ 1        $16       $ 1          $43        72.88%
Illinois               --         --          --       --          6       --         --        --            6        10.17
Other states (1)       --         --          --       --         10       --         --        --           10        16.95
                      ---        ---         ---      ---        ---      ---        ---       ---          ---       ------
      Total           $ 1        $--         $ 9      $--        $31      $ 1        $16       $ 1          $59       100.00%
                      ===        ===         ===      ===        ===      ===        ===       ===          ===       ======

---------------
(1) Represents five states, none of which had impaired loans in excess of 1% of the total.

     NON-PERFORMING ASSETS

     LOAN PORTFOLIO RISK ELEMENTS

     When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases, delinquencies are cured promptly. However, foreclosure proceedings, and in some cases workout proceedings, generally begin if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Company originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

     In general, loans are placed on nonaccrual status after being contractually delinquent for 90 days. When a loan is placed on nonaccrual status, all interest previously accrued but not received is reversed and the loan is considered non-performing. The Company may modify or restructure a loan as a result of a borrower's inability to service the obligation under the original terms of the loan agreement.

     The following table indicates the Company's loans which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate and repossessed assets, at the dates indicated:

                                                                       December 31,
                                                 -------------------------------------------------------
                                                 2001        2000         1999         1998         1997
                                                 ----        ----         ----         ----         ----
                                                                   (dollars in millions)
Non-performing loans:
       Real Estate:
              1-4 unit residential               $ 75        $ 89         $126         $190         $165
              Multi-family residential             --           3            6           16           12
              Commercial and other                  4           2            8           10            6
              Construction                         --          --           --            1            2
                                                 ----        ----         ----         ----         ----
                      Total real estate            79          94          140          217          185
       Equity-line, consumer and other
              non-real estate                      22          21           11            9            7
                                                 ----        ----         ----         ----         ----
              Total non-performing loans          101         115          151          226          192
Foreclosed real estate, net                        19          19           45           80           77
Repossessed assets                                  4           7            4            4            3
                                                 ----        ----         ----         ----         ----
              Total non-performing assets        $124        $141         $200         $310 (a)     $272 (b)
                                                 ====        ====         ====         ====         ====
Non-performing loans as a percentage
       of loans receivable                       0.25%       0.29%        0.44%        0.75%        0.99%
                                                 ====        ====         ====         ====         ====
Non-performing assets as a percentage
       of the Bank's total assets                0.22%       0.23%        0.35%        0.57%        0.87%
                                                 ====        ====         ====         ====         ====

------------
(a)  Includes $111.7 million of assets acquired in the Glen Fed Merger.

(b)  Includes $70.2 million of assets acquired in the Cal Fed Acquisition.

     Interest income of $6.2 million, $4.7 million and $6.4 million was received and recognized by the Company during the years ended December 31, 2001, 2000 and 1999, respectively, for loans on nonaccrual status at each respective year end. Had the loans performed in accordance with their original terms, $10.0 million, $7.4 million and $10.9 million would have been recognized during December 31, 2001, 2000 and 1999, respectively. The Company has had no loans contractually past due 90 days or more on accrual status in the past five years.

     The  following  table  presents   non-performing   real  estate  assets  by
geographical region of the country as of December 31, 2001:

                                                                              Total
                                   Non-performing       Foreclosed        Non-performing
                                    Real Estate        Real Estate,        Real Estate         Geographic
                                   Loans, Net (2)         Net (2)             Assets          Concentration
                                   --------------         -------             ------          -------------
                                                             (dollars in millions)
     Region:
            Northeast (1)               $10                 $ 2                $12                12.25%
            California                   46                  10                 56                57.15
            Other regions                23                   7                 30                30.60
                                        ---                 ---                ---               ------
                    Total               $79                 $19                $98               100.00%
                                        ===                 ===                ===               ======

     ------------
     (1) Consists of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

     (2)  Net of purchase accounting adjustments.

     At December 31, 2001, the Company's largest non-performing asset was $2.3 million and the Company had two non-performing assets over $2 million in size with balances averaging $1.9 million. At December 31, 2001, the Company had 3,850 non-performing assets below $2 million in size, including 905 non-performing 1-4 unit residential assets.

     The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates non-performing real estate loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 2001:

                           1 - 4 unit             Multi-family           Commercial              Total
                           Residential            Residential             and Other          Non-performing
                        ------------------    ------------------      ------------------       Real Estate     % of
       State            Variable     Fixed    Variable     Fixed      Variable     Fixed          Loans         Total
       -----            --------     -----    --------     -----      --------     -----          -----         -----
                                                          (dollars in millions)
California                $29         $14        $--        $--         $ 3         $--            $46          58.23%
Florida                     5           3         --         --           1          --              9          11.39
New York                    4           1         --         --          --          --              5           6.33
Hawaii                      2           1         --         --          --          --              3           3.80
New Jersey                  2           1         --         --          --          --              3           3.80
Illinois                    1           1         --         --          --          --              2           2.53
Texas                       1           1         --         --          --          --              2           2.53
Other states (1)            6           3         --         --          --          --              9          11.39
                          ---         ---        ---        ---         ---         ---            ---         ------
     Total                $50         $25        $--        $--         $ 4         $--            $79         100.00%
                          ===         ===        ===        ===         ===         ===            ===         ======

---------------
(1) There are 29 states, Puerto Rico, Virgin Islands, Guam and the District of Columbia, of which no one state had non-performing loans in excess of 1% of the total.

     ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance to absorb losses inherent in the loan portfolio. Management periodically evaluates the adequacy of the allowance to maintain a level sufficient to absorb expected loan losses. Provisions for loan losses (charged to current earnings) and balances acquired through acquisitions increase the allowance, while charge-offs (net of recoveries) decrease it. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded no provision for loan losses during the years ended December 31, 2001 and 2000. The Company recorded provisions for loan losses of $10 million for the year ended December 31, 1999. Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future. For more information on the accounting policy for the allowance for loan losses, see note 2(e) of the Company's Notes to Consolidated Financial Statements.

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

     The formula allowance element considers losses that are embedded within loan portfolios, but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, the Company believes that borrowers are impacted by events that result in loan default and eventual loss which occur well in advance of a lender's knowledge of those events, and that the time-frame between the occurrence of such events and the resulting default and loss realization is between one and 2.5 years, depending upon the loan type. Examples of such loss-causing events for single family mortgage and other consumer loans would be borrower job loss, divorce, and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

     Therefore, if the general credit characteristics of a loan portfolio have not changed significantly over time, and the time-frame between the loss-causing event and loss realization is determined to be approximately two years for a given portfolio type based upon observable data, it is probable that historical losses approximate the loss that is embedded in today's portfolio, and such embedded loss can be estimated by calculating historical loss experience over a period of two years.

     The formula allowance is determined by applying loss factors against all non-impaired loans. Loss factors may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are calculated based on migration models that estimate the probability that loans will become delinquent and ultimately result in foreclosure over a period of between one and 2.5 years, depending on the loan type, and the rates of loss that have been experienced on foreclosed loans. The foreclosure migration and loss severity rates are then averaged over the past ten years in order to capture experience across a period that management believes approximates a business cycle. A contingency factor is then added to provide for the modeling risk associated with imprecision in estimating inherent loan losses.

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

     The unallocated allowance is established for inherent losses which may not have been identified through the more objective processes used to derive the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in underwriting processes, and trends in problem loan and loss recovery rates. Geographic concentration is a particularly key component as there is evidence of deterioration in some real estate markets, especially in northern California. Statistics regarding California concentration of the Company's entire real estate-secured portfolio are summarized below:

                                        % of Total Portfolio Concentration in
                                       ----------------------------------------
                                       California    Northern CA    Southern CA
                                       ----------    -----------    -----------

     Residential                          79%            39%            40%
     Commercial Real Estate               88             28             60
     Consumer (primarily Home Equity)     88             41             47

     Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

     At December 31, 2001, the allowance for loan losses was $497 million, consisting of a $377 million formula allowance, an $18 million specific allowance and a $102 million unallocated allowance. Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $479 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio. The Company's unallocated allowance at December 31, 2001, 2000 and 1999 was $102 million, $113 million and $158 million, respectively. The unallocated portion of the allowance declined over the past two years, primarily as a result of the reduced uncertainty associated with the changes in portfolio composition from various acquisitions and new business activities, most notably the entry into commercial banking and sub-prime auto lending.

     The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated:

                                                                         Year Ended December 31,
                                                       -----------------------------------------------------------
                                                       2001          2000         1999          1998          1997
                                                       ----          ----         ----          ----          ----
                                                                              (in millions)
Specific allowance:
     Real estate loans:
        1-4 unit residential                           $  9          $ 11         $ 16          $ --          $ --
        Multi-family residential and
           commercial real estate                         6             8           18            17             8
                                                       ----          ----         ----          ----          ----
               Total real estate loans                   15            19           34            17             8
        Equity-line and consumer loans                    3             8            5            --            --
                                                       ----          ----         ----          ----          ----
               Total specific allowance                  18            27           39            17             8
                                                       ----          ----         ----          ----          ----
General allowance:
     Real estate loans:
        1-4 unit residential                            215           217          219           251           202
        Multi-family residential and
           commercial real estate                       153           175          258           261           190
                                                       ----          ----         ----          ----          ----
               Total real estate loans                  368           392          477           512           392
        Equity-line and consumer loans                  111           107           39            60            19
                                                       ----          ----         ----          ----          ----
               Total general allowance                  479           499          516           572           411
                                                       ----          ----         ----          ----          ----
               Total allowance for
                  loan losses                          $497          $526         $555          $589          $419
                                                       ====          ====         ====          ====          ====

     The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated (dollars in millions):

                                                                Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                     2001                  2000                1999                 1998                  1997
                               -------------------  -------------------  ------------------  -------------------  ------------------
                                           % of                 % of                 % of                % of                 % of
                                           Loans                 Loans               Loans               Loans               Loans
                               Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance to Total  Allowance to Total
                                Balance    Loans     Balance     Loans    Balance    Loans     Balance   Loans     Balance   Loans
                                -------    -----     -------     -----    -------    -----     -------   -----     -------   -----
Real estate:
 1-4 unit residential            $224       75%       $228        77%      $235       79%       $251      76%       $202      71%
 Multi-family residential and
    commercial real estate        159       16         183        15        276       16         278      18         198      26
                                 ----      ---        ----       ---       ----      ---        ----     ---        ----     ---
      Total real estate loans     383       91         411        92        511       95         529      94         400      97

 Equity-line and other loans      114        9         115         8         44        5          60       6          19       3
                                 ----      ---        ----       ---       ----      ---        ----     ---        ----     ---
      Total                      $497      100%       $526       100%      $555      100%       $589     100%       $419     100%
                                 ====      ===        ====       ===       ====      ===        ====     ===        ====     ===

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                                        Year Ended December 31,
                                                                         ----------------------------------------------------
                                                                         2001        2000        1999         1998       1997
                                                                         ----        ----        ----         ----       ----
                                                                                             (in millions)
Balance at beginning of period                                           $526        $555        $589         $419       $247
       Purchases - Glen Fed Merger                                         --          --          --          170         --
       Purchases - Cal Fed Acquisition                                     --          --          --          --         144
       Provision for loan losses                                           --          --          10          40          80
       Charge-offs:
            1-4 unit residential                                           (5)         (7)        (19)        (27)        (38)
            Multi-family  residential  and  commercial  real estate        --          (6)         (7)         (9)         (8)
       Auto loans                                                         (15)         (7)         (1)         (1)         --
            Consumer and other                                            (12)        (14)        (13)         (9)        (10)
                                                                         ----        ----        ----        ----        ----
                     Total charge-offs                                    (32)        (34)        (40)        (46)        (56)
     Recoveries:
       1-4 unit residential                                                 1          --           1           1           2
       Multi-family residential and commercial real estate                 --           1           1           2          --
       Consumer and other                                                   2           4           2           3           2
                                                                         ----        ----        ----        ----        ----
            Total recoveries                                                3           5           4           6           4
                                                                         ----        ----        ----        ----        ----
        Net charge-offs                                                   (29)        (29)        (36)        (40)        (52)
     Allocation to Nonaccretable Contractual
        Cash Flows of purchased auto loan portfolio                        --          --          (7)         --          --
     Reclassifications                                                     --          --          (1)         --          --
                                                                         ----        ----        ----        ----        ----
Balance at end of period                                                 $497        $526        $555        $589        $419
                                                                         ====        ====        ====        ====        ====

     The Company has increased its allowance for loan losses over the past five years both through provisions (and charges to income) of $130 million and through balances of $314 million acquired in connection with the various acquisitions which occurred during that time. Charge-offs during the five-year period totalled $208 million. However, it should be noted that the charge-off activity related to predecessor institutions is not reflected in this table for periods prior to acquisition by the Company. Losses charged by predecessor institutions during the years presented prior to 2001 totalled $76 million.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the years ended December 31, 2001, 2000 and 1999:

                                                                     Multi-family
                                                                     Residential
                                                   1-4 Unit         and Commercial      Consumer
                                                  Residential        Real Estate        and Other          Total
                                                  -----------       --------------      ---------          -----
                                                                          (in millions)
Balance - December 31, 1998                         $251                $278             $  60              $589
         Provisions for loan losses                    2                   3                 5                10
         Charge-offs                                 (19)                 (7)              (14)              (40)
         Recoveries                                    1                   1                 2                 4
         Allocation to Nonaccretable
           Contractual Cash Flows
           of purchased auto loan portfolio           --                  --                (7)               (7)
         Reclassifications                            --                   1                (2)               (1)
                                                    ----                ----              ----              ----
Balance - December 31, 1999                          235                 276                44               555
         Provisions for loan losses                   --                  (7)                7                --
         Charge-offs                                  (7)                 (6)              (21)              (34)
         Recoveries                                   --                   1                 4                 5
         Reclassifications                            --                 (80)               80                --
                                                    ----                ----              ----              ----
Balance - December 31, 2000                          228                 184               114               526
         Provisions for loan losses                   --                 (25)               25                --
         Charge-offs                                  (5)                 --               (27)              (32)
         Recoveries                                    1                  --                 2                 3
                                                    ----                ----              ----              ----
Balance - December 31, 2001                         $224                $159              $114              $497
                                                    ====                ====              ====              ====

     The table below provides the Company's ratios of net charge-offs on loans to average outstanding loan balances during the periods indicated:

                                             Year Ended December 31,
                                     ----------------------------------------
                                     2001     2000     1999     1998     1997
                                     ----     ----     ----     ----     ----

Real estate:
   1-4 unit residential              0.01%    0.02%    0.07%    0.11%    0.25%
   Multi-family residential and
      commercial real estate           --     0.09     0.10     0.18     0.15
Consumer and other                   0.74     0.64     0.67     0.50     1.72

RISK MANAGEMENT

     The Company's risk management policies are established by the Bank's Asset/Liability Management Committee. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and the market value of portfolio equity to measure the stability of earnings; management of liquidity to maintain adequate funding; and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques, and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements. See "--Quantitative and Qualitative Disclosures about Market Risk."

     Banks are subject to interest rate risk to the degree that their interest-bearing liabilities mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of the banking business is the monitoring and management of interest rate risk and liquidity risk. The process of planning and controlling asset and liability mixes, volumes, and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest income over changing interest rate cycles within the constraints imposed by prudent lending and investing practices, liquidity needs, and capital planning.

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

     ASSET AND LIABILITY MANAGEMENT

     Golden State, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through net interest income and market value simulation, as well as gap and duration analysis. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. In order to reduce interest rate risk by increasing the percentage of interest-rate-sensitive assets, the Company has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that on the whole adjust in accordance with the repricing of its liabilities. At December 31, 2001, approximately 77% of the Company's net loan portfolio consisted of ARMs.

     One of the most important sources of the Bank's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     ARMs have, from time to time, been offered with low initial interest rates as marketing inducements. In addition, most ARMs are subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. In order to reduce the negative impact of assets with periodic rate caps in a rising interest rate environment, the Bank issued liabilities whose rates are capped against rising rates. Certain ARMs now offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the UPB through negative amortization.

     Conversely, in a period of falling rates, ARMs can be subject to repayments as borrowers convert from floating-rate mortgages to low fixed-rate mortgages. As the ARMs reprice downward or are converted to low fixed-rate mortgages, the yield on interest-earning assets is reduced, thereby negatively impacting the net interest margin. The Bank seeks to manage this risk by structuring the maturity and repricing of its liabilities to best offset the impact on the net interest margin.

     During 2001, the Company entered into interest rate swap agreements to adjust its interest rate risk exposure on variable rate reverse repurchase agreements and FHLB advances. See "--Balance Sheet Analysis--Sources of Funds." During 2001, the Company's net interest margin decreased by $75.5 million as a result of these interest rate swap agreements. See notes 2 (p) and 37 of the Company's Notes to Consolidated Financial Statements for more information.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions used. The Company's estimated interest rate sensitivity gap at December 31, 2001 was as follows:

                                                                                 Maturity/Rate Sensitivity
                                                               -------------------------------------------------------------
                                                               Within         1 - 5        Over 5     Noninterest
                                                               1 Year         Years        Years        Bearing        Total
                                                               ------         -----        -----        -------        -----
                                                                                    (dollars in millions)
INTEREST-EARNING ASSETS:
     Interest-bearing deposits in other banks and
         short term investment securities (1) (2)              $    96       $    --       $   --        $   --       $    96
     Securities held to maturity (1)                                31            --           --            --            31
     Securities available for sale (3)                             116            --           --            --           116
     Mortgage-backed securities available
         for sale (3)                                            7,058            --           --            --         7,058
     Mortgage-backed securities held
         to maturity (1) (4)                                     1,356            10           18            --         1,384
     Loans held for sale, net (3)                                2,608            --           --            --         2,608
     Loans receivable, net (1) (5)                              19,251        17,262        3,219            --        39,732
     Investment in FHLB                                          1,447            --           --            --         1,447
                                                               -------       -------       ------        ------       -------
         Total interest-earning assets                          31,963        17,272        3,237            --        52,472
     Noninterest-earning assets                                     --            --           --         4,019         4,019
                                                               -------       -------       ------        ------       -------
                                                               $31,963       $17,272       $3,237        $4,019       $56,491
                                                               =======       =======       ======        ======       =======
INTEREST-BEARING LIABILITES:
     Deposits (6)                                              $23,595       $ 1,538       $    1        $   --       $25,134
     Securities sold under agreements to
         repurchase (1)                                          2,291            73           --            --         2,364
     FHLB advances (1)                                          13,844         8,591           --            --        22,435
     Other borrowings (1)                                          270         1,740           --            --         2,010
                                                               -------       -------       ------        ------       -------
         Total interest-bearing liabilities                     40,000        11,942            1            --        51,943
     Noninterest-bearing liabilities                                --            --           --         1,479         1,479
     Minority interest                                              --            --           --           500           500
     Stockholders' equity                                           --            --           --         2,569         2,569
                                                               -------       -------       ------        ------       -------

                                                               $40,000       $11,942       $    1        $4,548       $56,491
                                                               =======       =======       ======        ======       =======
     Gap before interest rate swap agreements                  $(8,037)      $ 5,330       $3,236                     $   529
     Interest rate swap agreements                               3,340        (3,320)         (20)                         --
                                                               -------       -------       ------                     -------
     Gap                                                       $(4,697)      $ 2,010       $3,216                     $   529
                                                               =======       =======       ======                     =======

     Cumulative gap                                            $(4,697)      $(2,687)      $  529
                                                               =======       =======       ======

     Gap as a percentage of total assets                         (8.31)%        3.56%        5.69%                       0.94%
                                                               =======       =======       ======                     =======

     Cumulative gap as a percentage of total assets              (8.31)%       (4.75)%       0.94%                       0.94%
                                                               =======       =======       ======                     =======

                                                                                                                   (Continued)

---------------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December 31, 2001. The actual maturity and rate sensitivity of the assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of less than $0.1 million of interest-bearing deposits in other banks and $95.9 million of short-term investment securities.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying non-performing loans of $1 million.

(5) Excludes allowance for loan losses of $497 million and non-performing loans of $101 million.

(6) Fixed rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At December 31, 2001, Golden State's cumulative gap totalled $529 million. At December 31, 2000, Golden State's cumulative gap totalled $(463) million.

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

     The Company's performance is highly dependent on the structure of the balance sheet and the relationship between assets and liabilities. Differences in maturity, coupon rates and rate indices between assets and liabilities have the potential to create variability in earnings.

     The following table sets forth the Company's balance sheet composition by index (in thousands):

                                                           December 31,
                                                   -----------------------------
                                                       2001             2000
                                                       ----             ----

Balance Sheet Composition by Index:
    Securities
       Fixed                                       $ 5,348,562      $ 9,784,461
       COFI                                          1,140,414        1,498,062
       Treasury                                      1,516,419        2,174,307
       Other ARMs                                      483,136          670,580
       Unrealized gain/(loss)                           97,070         (152,264)
       Purchase accounting                               4,129            6,997
                                                   -----------      -----------
          Total securities                           8,589,730       13,982,143
                                                   -----------      -----------

    Loans
       Fixed                                         9,149,482        8,715,151
       Hybrid ARMs                                  18,649,980       14,850,893
       COFI                                          5,092,248        6,665,995
       Treasury                                      5,340,633        8,473,308
       Other ARMs                                    1,592,005        1,405,724
       Purchase accounting                               8,573            8,051
       Allowance for loan losses                      (497,298)        (526,308)
                                                   -----------      -----------
          Total loans                               39,335,623       39,592,814
                                                   -----------      -----------

    Other interest-earning assets                    4,151,004        2,292,462
    Noninterest-earning assets                       4,414,312        4,649,459
                                                   -----------      -----------
          Total assets                             $56,490,669      $60,516,878
                                                   ===========      ===========

    Deposits                                       $25,134,078      $23,429,754
    Borrowings:
       Fixed with maturities < 1 year                9,416,480       10,381,852
       Fixed with maturities > 1 year               10,155,390       15,591,137
       Adjustable                                    7,063,000        6,990,000
       Purchase accounting                               2,524            7,421
       Accrued interest payable                        171,092          341,456
                                                   -----------      -----------
          Total borrowings                          26,808,486       33,311,866
                                                   -----------      -----------

    Noninterest-bearing liabilities                  1,478,670        1,124,524
    Minority interest and stockholders' equity       3,069,435        2,650,734
                                                   -----------      -----------
          Total liabilities and equity             $56,490,669      $60,516,878
                                                   ===========      ===========

     MORTGAGE BANKING RISK MANAGEMENT

     The recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. Higher levels of prepayments generally accelerate amortization of MSRs which results in reduced servicing fee income and generally will result in a reduction in the market value of MSRs. For more information on the accounting policy for MSRs, see note 2 (m) of the Company's Notes to Consolidated Financial Statements. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in the benchmark interest rate. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

     The Company owned several derivative instruments at December 31, 2001, which were used to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes caused by declining rates. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. MSR derivatives used to hedge prepayment risk are comprised of the following (dollars in thousands):

                                      Notional                                                                   Fair Value at
          Derivative                   Amount             Contract Provisions                Maturity          December 31, 2001
          ----------                  --------            -------------------                --------      -------------------------
                                                                                                             Assets      Liabilities
                                                                                                             ------      -----------
Interest rate swap agreements       $  2,462,000    Weighted average pay rate of 1.9%       2010 - 2011    $  42,102      $(34,541)
                                                    Receive rates between 4.8% and 6.2%

Interest rate floor  contracts (a)     3,054,000    Strike rates between 6.0% and 6.7%      2006              78,917            --

Swaption contracts (b)                 4,111,000    Strike rates between 5.5% and 6.9%      2002 - 2004      183,641            --

Principal only swap agreements                      Index tied to LIBOR based on cash
                                         378,928            flow from a PO strip            2002 - 2029        7,487        (1,076)
                                     -----------                                                            --------      --------
                                     $10,005,928                                                            $312,147      $(35,617)
                                     ===========                                                            ========      ========

--------------
(a) Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet.

(b) Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR derivative asset on the balance sheet.

     The estimated market value of interest rate floor contracts, interest rate swaps, principal only swaps and swaptions designated as hedges against MSRs at December 31, 2000 were $52.8 million, $5.1 million, $1.2 million and $105.6 million, respectively. Beginning January 1, 2001, the derivative instruments are carried at fair value in accordance with SFAS No. 133. See note 38 for further discussion.

     These instruments effect an 80% hedge coverage (computed on the change in value under a 50 basis point change in interest rates) at December 31, 2001, on the value of the MSRs related to the fixed-rate loans serviced by FNMC, excluding loans with prepayment penalties. The comparable hedge ratio at December 31, 2000 was 75%. MSRs decline in value as interest rates fall due to the impact of increased prepayment activity. The level of prepayments and the decline in value are more sensitive at lower interest rates than at higher interest rate levels. As interest rates declined throughout 2001, the Company consistently increased the hedging activity in order to both increase the hedge ratio and to best offset the accelerating changes in MSR value for further declines in rates. The Company does not hedge loans with prepayment penalties or variable-rate loans. The Bank is exposed to counterparty credit risk to the extent of its derivative assets. In order to reduce the counterparty credit risk, the Bank has imposed credit approvals, limits and monitoring procedures. Credit risk related to derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses. As the Company generally enters into transactions only with high quality counterparties, it has no losses associated with counterparty nonperformance on derivative financial instruments. Further, the Company obtains collateral where appropriate and uses master netting arrangements in accordance with FASB Interpretation No. 39, as amended by FASB Interpretation No. 41.

     For information on the accounting for and activities in MSRs and the MSR Hedge, refer to notes 2, 16 and 37 of the Company's Notes to Consolidated Financial Statements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The accounting, disclosure and financial statement provisions of SFAS No. 141 became effective for business combinations initiated after June 30, 2001, and has not materially impacted the Company's current financial condition or operating results.

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

     An acquired intangible asset other than goodwill would be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 144.

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

     SFAS No. 142 is effective for the Company on January 1, 2002.

     Management has reviewed the records from the Company's various acquisitions. At December 31, 2001, the Company's $640.8 million intangible asset includes $1.0 million representing a core deposit intangible and $49.4 million representing goodwill generated pursuant to SFAS No. 72. The remaining $590.4 million of this asset balance represents goodwill that will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result of the implementation of SFAS No. 142, management expects GAAP earnings to increase by $13.9 million per quarter in 2002.

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

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

     The accounting, disclosure and financial statement provisions of SFAS No. 144 are effective for financial statements issued for the Company beginning January 1, 2002. The provisions of the Statement generally are to be applied prospectively.

     The implementation of SFAS No. 144 is not expected to materially impact the Company's financial condition or operating results.

LIQUIDITY

     The ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year measures the Company's liquidity. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated the previously imposed minimum liquidity requirement of 4.00%. California Federal has been in compliance with the liquidity regulations during 2001 and 2000.

     The major source of funding for Golden State on an unconsolidated basis is distributions from its subsidiary, GS Holdings, which receives substantially all of its funding from distributions of the Bank's earnings and tax sharing payments. Distributions of the Bank's earnings are subject to regulatory limitations. The Bank also uses its operating income to pay dividends on its preferred stock owned by GS Holdings, subject to certain restrictions. In turn, GS Holdings uses distributions received from the Bank primarily to pay debt and expenses, and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to note 24 of the Company's Notes to Consolidated Financial Statements.

     On a consolidated basis, a major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The Company must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers. Any decline in retail deposit funding would adversely impact the Company's liquidity. The Company also obtains funds from the repayment and maturity of loans and mortgage-backed securities, as well as deposit inflows, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. The Company anticipates that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank's credit rating would adversely affect the Bank's ability to borrow and/or the related borrowing costs, thus impacting the Company's liquidity. In addition,  if  the  Company  were  to  default  on  a  borrowing  (see  note  19
"Borrowings" for events of default), all principal and accrued interest would become due and payable, thus negatively affecting the Company's liquidity.

     The consolidated Company's primary uses of funds are the origination or purchase of loans and mortgage-backed securities, maturing CDs, demand deposit withdrawals, repayment of borrowings and dividends to common shareholders. CDs scheduled to mature during the twelve months ending December 31, 2001 aggregate $9.1 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or reduce the size of the balance sheet. See note 36 of the Company's Notes to Consolidated Financial Statements for the expirations of commitments to extend credit. In addition, at December 31, 2001, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $16.4 billion maturing or repricing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates. See note 18 "Securities Sold Under Agreements to Repurchase" and note 19 "Borrowings" for the Company's contractual cash obligations related to these borrowings.

     At December 31, 2001, all 3,007,300 shares of the 11 1/2% Bank Preferred Stock were held indirectly by Golden State. In 1999, GS Holdings redeemed the remaining 318,341 shares held by third parties. Cash dividends on the 11 1/2% Bank Preferred Stock are noncumulative and are payable at an annual rate of 11 1/2% if, when, and as declared by the Board of Directors of the Bank, subject to certain federal laws applicable to savings associations. Dividends totalled $34.6 million for each year ended December 31, 2001 and 2000.

     At December 31, 2001, all 1,725,000 shares of 10 5/8% Bank Preferred Stock were held indirectly by Golden State. In 1999, GS Holdings redeemed the remaining 607,299 shares held by third parties. Cash dividends on the 10 5/8% Bank Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8%, if, when, and as declared by the Board of Directors of the Bank, subject to certain federal laws applicable to savings associations. Dividends totalled $18.3 million for each year ended December 31, 2001 and 2000.

     The dividends, net of tax benefits, on the REIT Preferred Stock were $27.0 million for each year ended December 31, 2001 and 2000. The terms of the REIT Preferred Stock provide that Preferred Capital Corp. may declare or pay dividends and other distributions of cash or stock so long as: (a) Preferred Capital Corp. has paid full dividends on the REIT Preferred Stock for the four most recent dividend periods and (b) the Board of Directors of Preferred Capital Corp. has approved the dividend. Repurchases, redemptions or other acquisitions of stock are considered distributions subject to these requirements. Preferred Capital Corp. is currently in compliance with such requirements.

     On August 1, 2001, $350 million of the GS Holdings Notes matured and was paid in full. Interest expense on the remaining $1.65 billion on the GS Holdings Notes will approximate $108.1 million for the year 2002. Although GS Holdings expects that distributions and tax sharing payments from the Bank will cover future interest and principal payments, there is no guarantee. In addition, there is no assurance that Bank distributions will be permitted by the terms of any GS Holdings debt instruments, any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws then in effect.

     The Company anticipates that cash and cash equivalents on hand, and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. See notes 17, 18 and 19 of the Company's Notes to Consolidated Financial Statements for debt maturity information and note 36 for commitment positions. See "Business--Regulation and Supervision." In addition to cash and cash equivalents of $805.2 million at December 31, 2001, the Company has substantial additional secured borrowing capacity with the FHLB and other sources amounting to $8.7 billion. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. See note 37 of the Company's Notes to Consolidated Financial Statements.

     Net cash used in operating activities for the year ended December 31, 2001 totalled $379.0 million compared to $267.0 million cash provided by operating activities in December 31, 2000. The change was principally due to a $12.6 billion increase in purchases and originations of loans held for sale, partially offset by a $10.9 billion increase in net proceeds from the sale of loans held for sale.

     Net cash provided by operating activities for the year ended December 31, 2000 totalled $267.0 million compared to $2.0 billion during the year ended December 31, 1999. The change was principally due to a $4.6 billion decrease in net proceeds from the sale of loans held for sale, partially offset by a $3.0 billion reduction in purchases and originations of loans held for sale.

     Net cash provided by investing activities for the year ended December 31, 2001 totalled $5.3 billion, an increase of $7.9 billion from the year ended December 31, 2000. Cash flows provided by investing activities included net loan originations and principal collections of $4.3 billion, principal payments on mortgage-backed securities totalling $3.9 billion, proceeds from maturing securities of $1.2 billion, proceeds from sale of mortgage-backed securities available for sale of $788.6 million and proceeds from sales and settlements of derivatives of $622.8 million. Cash flows used in investing activities included purchases of loans receivable of $4.3 billion, purchases of derivatives of $713.6 million, purchases of MSRs of $308.0 million and purchases of mortgage backed-securities available for sale of $171.9 million.

     Net cash used in investing activities for the year ended December 31, 2000 totalled $2.6 billion, a decrease of $1.9 billion from the year ended December 31, 1999. Cash flows used in investing activities included net loan originations and principal collections of $3.8 billion, purchases of loans receivable of $1.6 billion, purchases of MSRs of $344.3 million, purchases of derivatives of $127.2 million, purchases of mortgage backed-securities available for sale of $115.3 million and purchases of FHLB stock of $107.6 million. Additionally, $379.3 million was used in the Downey Acquisition. Cash flows provided by investing activities included principal payments on mortgage-backed securities totalling $2.3 billion, proceeds from sale of mortgage-backed securities available for sale of $1.4 billion and proceeds from maturing securities of $109.3 million.

     Net cash used in financing activities for the year ended December 31, 2001 totalled $4.9 billion, compared to net cash provided by financing activities of $2.5 billion from the year ended December 31, 2000. Cash flows used in financing activities included principal payments on borrowings of $115.5 billion, a net decrease in securities sold under agreements to repurchase of $2.1 billion, $350 million in principal payment on GS Holdings Notes and $64.0 million in the extinguishment of Issuable Shares. Additionally, $54.1 million in dividends was paid to common stockholders, while $27.0 million, net of taxes, was paid to minority stockholders. Cash flows provided by financing activities included proceeds from additional borrowings of $111.5 billion and a net increase in deposits of $1.7 billion.

     Net cash provided by financing activities for the year ended December 31, 2000 totalled $2.5 billion, an increase of $437.5 million from the year ended December 31, 1999. Cash flows provided by financing activities included additional borrowings of $43.5 billion, a net increase in deposits of $395.4 million and the exercise of stock options and warrants of $131.9 million. Cash flows used in financing activities included principal payments on borrowings of $40.4 billion, net decrease in securities sold under agreements to repurchase of $970.4 million, $85.0 million in the extinguishment of Issuable Shares and $63.7 million for purchases of treasury stock. Additionally, $26.4 million in dividends was paid to common stockholders, while $27.0 million, net of taxes, was paid to minority stockholders.

     The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. See note 36 of the Company's Notes to Consolidated Financial Statements.

OTHER ACTIVITIES

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company periodically enters into certain relationships and related transactions. See Item 13, "Certain Relationships and Related Transactions" for a discussion of these transactions.

     LITIGATION TRACKING WARRANTS(TM)

     In connection with the Glendale Goodwill Litigation, Golden State distributed LTW(TM)s to its security holders representing the right to receive, upon exercise of the LTW(TM)s, Golden State common stock equal in value to 85% of the net after-tax proceeds, if any, from the Glendale Goodwill Litigation. For more information on LTW(TM)s, refer to note 25 of the Company's Notes to Consolidated Financial Statements.

     LITIGATION INTERESTS

     As a result of the California Federal Goodwill Litigation, the Bank has two outstanding classes of securities: the CALGZs and the CALGLs.

     Each CALGZ entitles the holder to receive a recovery payment based upon the Cash Payment, if any, actually received by the Bank from the Government in resolution of the California Federal Goodwill Litigation. The amount of the recovery payment is equal to five millionths of one percent (0.000005%) of the Cash Payment after deducting:

       (i)    certain expenses incurred by the Bank in prosecuting the case;

       (ii) any income tax liabilities of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of the Cash Payment, with certain adjustments;

       (iii) the effect of certain net operating loss carryforwards or other tax attributes, if any; and (iv) the expenses incurred by the Bank in creating, issuing and trading the CALGZs.

     Each CALGL entitles the holder to receive twenty millionths of one percent (0.0000020%) of the secondary recovery payment, if any. The secondary recovery payment means sixty percent (60%) of the Cash Payment, minus the sum of:

       (i)    certain expenses incurred by the Bank in prosecuting the case;

       (ii) any income tax liabilities of the Bank, computed on a pro forma basis, as a result of the Bank's receipt of the Cash Payment (net of any income tax benefit, computed on a pro forma basis, from the payment of a portion of the secondary recovery payment to holders of the CALGLs);

       (iii) the expenses incurred by the Bank in creating, issuing and trading the CALGZs and the CALGLs;

       (iv)   the payment due to the holders of the CALGZs; and

       (v)    $125,000,000.

     Any payment to holders of the CALGZs and CALGLs will be subject to the OTS capital distribution regulations.

     Holders of the CALGZs and the CALGLs are entitled to vote together as a single class with the holders of the common stock of the Bank and the Bank Preferred Stock, with each CALGZ and CALGL entitling the holder to 1/5 of one vote.

     As of January 3, 1997, in connection with the Cal Fed Acquisition, the Bank recorded the California Federal Goodwill Litigation Asset at its estimated fair value of $100 million, net of estimated tax liabilities. As of September 11, 1998, in connection with the Glen Fed Merger, the Bank recorded the Glendale Goodwill Litigation Asset, which is the estimated after-tax recovery in the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to the holders of the LTW(TM)s, at its estimated fair value of $56.9 million, net of estimated tax liabilities.

     The merger agreement for the Golden State Acquisition included a provision that "equalized" the effect of the potential recoveries in the California Federal Goodwill Litigation and the Glendale Goodwill Litigation between the two shareholder groups - i.e., the former Golden State shareholders who were to benefit from the Glendale Goodwill Litigation, and GSB Investments and Hunter's Glen, who were to benefit from the California Federal Goodwill Litigation. This provision contemplated that GSB Investments and Hunter's Glen would retain all the risks and rewards of the California Federal Goodwill Litigation, but that they would be required to contribute (either in cash or in stock) an amount to equalize the contribution from the Glendale Goodwill Litigation.

     Accordingly, at September 11, 1998, the net carrying value of $100 million of the California Federal Goodwill Litigation Asset was "dividended" to GSB Investments and Hunter's Glen, and a receivable from them was established to reflect the required "make whole" value of the Glendale Goodwill Litigation Asset. This receivable amounted to $41.2 million, and was recorded as an increase in equity and fluctuates based upon the market value of the LTW(TM)s. Subsequently, changes to retained earnings and the contribution receivable were recorded to reflect changes in value. At December 31, 2001, 2000 and 1999, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen was recorded at $21.2 million, $20.6 million and $17.1 million, respectively.

CAPITAL MANAGEMENT

     At December 31, 2001, stockholders' equity was $2.6 billion, an increase of $418.7 million from December 31, 2000. The increase is principally the net result of $409.4 million in net income for the year, $112.6 million in adjustments to Issuable Shares related to pre-merger tax benefits retained by the previous owners of FN Holdings, an $88.1 million improvement in net unrealized gain/loss, after tax, on securities available for sale, a $30.4 million improvement in unrealized loss on securities upon reclassification from the held-to-maturity to the available-for-sale portfolio and $29.0 million of amortization on the unrealized holding loss on securities held to maturity. These amounts are offset, in part, by $74.7 million in net unrealized losses, after tax, during the period on derivatives, $63.7 million in extinguishment of Issuable Shares, $54.1 million of common stock dividends, a $44.6 million transition adjustment recorded upon the adoption of SFAS No. 133 and $24.7 million in adjustments to additional paid-in capital related to pre-merger tax benefits recorded as goodwill. For further information, see note 26 of the Company's Notes to Consolidated Financial Statements.

     OTS capital regulations require the Bank to satisfy three minimum capital requirements: tangible capital, core (leverage) capital, and risk-based capital.

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

       At December 31, 2001, the Bank's tangible, core and risk-based capital ratios of 6.62%, 6.62% and 12.98%, respectively, exceeded the minimum regulatory capital requirements.

     The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of December 31, 2001:

                                                                    Tangible            Core            Risk-based
                                                                    Capital            Capital           Capital
                                                                    -------            -------           -------
                                                                                   (dollars in millions)
Stockholder's equity of the Bank                                     $4,124            $4,124             $4,124
Minority interest - REIT Preferred Stock                                500               500                500
Unrealized holding gain on securities, net                              (57)              (57)               (57)
Unrealized holding loss on derivative instruments, net                  119               119                119
Non-allowable capital:
     Non-qualifying loan servicing rights                              (149)             (149)              (149)
       Intangible assets                                               (641)             (641)              (641)
       Goodwill Litigation Assets                                      (159)             (159)              (159)
       Investment in non-includable subsidiaries                        (68)              (68)               (68)
Supplemental capital:
       Qualifying subordinated debentures                                --                --                 73
       General loan loss allowance                                       --                --                397
Assets required to be deducted:
       Land loans with more than 80% LTV ratio                           --                --                 (9)
       Equity in subsidiaries                                            --                --                 (7)
       Low-level recourse deduction                                      --                --                 (9)
                                                                     ------            ------             ------
Regulatory capital of the Bank                                        3,669             3,669              4,114
Minimum regulatory capital requirement                                  831             2,218              2,536
                                                                     ------            ------             ------
Excess above minimum capital requirement                             $2,838            $1,451             $1,578
                                                                     ======            ======             ======

                                                                    Tangible          Leverage          Risk-based
                                                                    Capital            Capital            Capital
                                                                     Ratio              Ratio              Ratio
                                                                     -----              -----              -----
Regulatory capital of the Bank                                        6.62%             6.62%              12.98%
Minimum regulatory capital requirement                                1.50              4.00                8.00
                                                                      ----              ----               -----
Excess above minimum capital requirement                              5.12%             2.62%               4.98%
                                                                      ====              ====               =====

     The amount of adjusted total assets used for the tangible and leverage capital ratios is $55.5 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $31.7 billion.

     At December 31, 2001, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.


                                                              Risk-based
                                          Leverage      ------------------------
                                          Capital       Tier 1     Total Capital
                                          -------       ------     -------------

Regulatory capital of the Bank              6.62%       11.54%         12.98%
"Well capitalized" ratio                    5.00         6.00          10.00
                                            ----        -----          -----
Excess above "well capitalized" ratio       1.62%        5.54%          2.98%
                                            ====        =====          =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At December 31, 2001, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at December 31, 2001.

     OTHER CAPITAL ACTIVITIES

     Warrants. During 1999, the Company had common stock purchase warrants outstanding which were exercised or expired before the end of the year. The Company had 10,768,153 transferable Standby Warrants outstanding at December 31, 1999, all of which were either exercised or expired during 2000. For more information on the Standby Warrants, refer to note 24 of the Company's Notes to Consolidated Financial Statements. For information on LTW(TM)s, see "- Other Activities - Litigation Tracking Warrants(TM)."

     ISSUABLE SHARES. The Golden State Merger agreement provides that Golden State will accrue and distribute Issuable Shares to GSB Investments and Hunter's Glen based upon Golden State's use of certain tax benefits and upon California Federal's recoveries in certain specified litigation. The tax benefits are those resulting from net operating loss carryforwards of the consolidated group of which Parent Holdings was a part and the realization of certain other tax assets and liabilities of Golden State and Parent Holdings. The recoveries are California Federal's net after-tax recovery in certain specified litigation, including a portion of the net after-tax recovery, if any, in the California Federal Goodwill Litigation (following payment by California Federal of all amounts due, if any, to holders of the CALGZs and CALGLs and the retention of certain amounts of such recovery by the Bank). The portion of any net after-tax recovery in the California Federal Goodwill Litigation that will be excluded in determining the number of Issuable Shares to be issued will be based, with certain adjustments, on the amount of any net after-tax recovery in the Glendale Goodwill Litigation that the Bank may exclude in determining the number of shares of Golden State Common Stock that are issuable upon exercise of the LTW(TM)s. At December 31, 2001, Issuable Shares valued at $189.5 million were included in equity. For more information on Issuable Shares, refer to notes 2(r) and 24 of the Company's Notes to Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to interest rate risk, which is the potential for loss due to changes in interest rates. Financial products that expose the Company to interest rate risk include securities, loans, deposits, debt and derivative financial instruments such as swaps, swaptions, caps and floors.

     ALCO, which includes senior management representatives, monitors and considers methods of managing the sensitivity of rate and repricing characteristics of the balance sheet components to maintain acceptable levels of changes in the NPV ratio and net interest income due to changes in interest rates. The Company's goal is to effectively invest its capital and to preserve the value created by its core business operations. The management monitoring processes discussed below are designed to minimize the impact of sudden and sustained changes in interest rates on the NPV ratio and net interest income.

     The Company's exposure to interest rate risk is reviewed at least quarterly by the Board of Directors and ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in the NPV ratio and net interest income in the event of hypothetical changes in interest rates. Interest rate sensitivity gap analysis is used to determine impact of the repricing characteristics of the Bank's assets and liabilities. The Board may direct management to adjust its asset and liability mix to keep interest rate risk within Board-approved limits.

     To reduce exposure to interest rate fluctuations, the Company developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets, and increase the ability of its asset base to respond to changes in interest rates. Management has sought to decrease the average maturity of its assets by originating primarily adjustable-rate residential mortgage loans and consumer loans, which are retained by the Company for its portfolio. Any long-term, fixed-rate single-family residential mortgage loans are either exchanged for mortgage-backed securities secured by such loans and are then sold or are sold directly for cash in the secondary market, generally with servicing retained.

     Interest rate sensitivity analysis measures the Bank's interest rate risk by computing estimated changes in the NPV ratio in the event of a range of assumed changes in market interest rates. The NPV ratio is a market value adjusted capital to asset ratio and is computed by taking the market value of assets minus the market value of liabilities, divided by the market value of assets. This analysis assesses the risk of loss in value in the event of a sudden and sustained increase or decrease in market interest rates of one hundred to three hundred basis points. The Bank's Board of Directors has adopted an interest rate risk policy which establishes minimum NPV ratios for various interest rate scenarios.

     The following table presents the Bank's NPV ratios for the various rate shock levels at December 31, 2001.

                        Change in
                      Interest Rates                    NPV Ratio
                      --------------                    ---------

                 300 basis point rise                     5.65%
                 200 basis point rise                     6.90%
                 100 basis point rise                     7.77%
                 Base Scenario                            8.26%
                 100 basis point decline                  8.01%
                 200 basis point decline                  8.16%

                 NPV Sensitivity Measure                 (1.36)%

     The preceding table indicates that as of December 31, 2001, the Bank's NPV ratio would be expected to decrease in the event that prevailing market rates increase in a sudden and sustained manner. The NPV sensitivity measure, which compares the difference between the base scenario and the lesser of the 200 basis point rise or decline, as estimated by the Bank's model is (1.36)%. The NPV sensitivity measure of (1.36)% when combined with the Bank's NPV ratio of 6.90% in the 200 basis point rise results in a "minimal risk" rating as defined by the OTS policies, the lowest, or best, of four risk ratings.

     The fair market value of the Company's equity decreases in a rising interest rate environment because the Company's interest-bearing liabilities generally reprice faster than its interest-earning assets, some of which are subject to periodic caps. The reduction in value of the net interest-earning assets is partially offset by an increase in value of MSRs that appreciate in value as rates rise. In the current assumed declining interest rate environment, the fair market value of the portfolio equity remains relatively stable as the repricing of assets and liabilities are similar and the decline in value of the MSRs is more highly offset by the hedges.

     The Bank calculates the NPV ratio pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated cash flows considering market prepayment assumptions and interest rates provided by independent broker quotations and other public sources as of December 31, 2001, adjusted to reflect shifts in the Treasury yield curve, as appropriate.

     The computation of the effect of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of the NPV. Actual values may differ from those projections presented, based upon market conditions. Certain assets, such as adjustable-rate loans, which represent one of the Bank's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the Bank's adjustable-rate loan portfolio could decrease due to refinancing if market interest rates remain at current levels or decline further. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

     In  addition,  the Bank uses  interest  rate  sensitivity  gap  analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, to maintain an acceptable interest rate spread. See "--Risk Management" for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Golden State at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are included in this report at the pages indicated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Those portions of Golden State's definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for use in connection with Golden State's Annual Meeting of Stockholders to be held on May 21, 2002 ("Proxy Statement") appearing under the captions "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.

     The following table sets forth certain information (ages as of March 1, 2002) concerning the executive officers of Golden State.

Name                                 Age                 Position
----                                 ---                 ---------
Gerald J. Ford                       57                  Chairman  of  the  Board, Chief Executive Officer and Director
Carl B. Webb                         52                  President, Chief Operating Officer and Director
Christie S. Flanagan                 63                  Executive Vice President and General Counsel
Richard A. Fink                      61                  Executive Vice President
Richard P. Hodge                     47                  Executive Vice President
Scott A. Kisting                     54                  Executive Vice President
James R. Staff                       54                  Executive Vice President
Richard H. Terzian                   65                  Executive Vice President and Chief Financial Officer
Stephen J. Trafton                   55                  Executive Vice President
Renee Nichols Tucei                  45                  Executive Vice President and Controller

     In addition to the officers listed above, below are those individuals who hold senior positions with the Bank and are deemed to be executive officers of the Company for reporting purposes under the Securities Exchange Act of 1934.

Name                                 Age                 Position at the Bank
----                                 ---                 --------------------
Walter C. Klein, Jr.                 58                  Group Executive Vice President
Dennis L. Verhaegen                  50                  Group Executive Vice President

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

     Mr. Webb has been President, Chief Operating Officer and a Director of Golden State and of GS Holdings since 1998, of California Federal and its predecessors since 1988, and of Preferred Capital Corporation since 1996. Mr. Webb is also a Director of FNMC and Auto One.

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

     Mr. Fink has been an Executive Vice President of Golden State and of the Bank since September 1998. Mr. Fink was Vice Chairman and a Director of Golden State from 1997 until 1998 and was the Senior Executive Vice President and a Director of Glendale Federal from May 1992 until September 1998. He served Glendale Federal as Chief Credit Officer from February 1996 until September 1998.

     Mr. Hodge has been Executive Vice President and Corporate Tax Director of Golden State since September 1998 and of the Bank since January 1996. Mr. Hodge has been employed with the Bank since November 1995. Prior to joining the Bank, Mr. Hodge was a tax partner of the public accounting firm of KPMG LLP.

     Mr. Kisting has been Executive Vice President of Golden State since September 1998. He has been Group Executive Vice President and Director of Consumer and Business Banking of the Bank since June 2000. He served as Executive Vice President and Director of Consumer and Business Banking of the Bank from September 1998 until June 2000. Mr. Kisting has also been Chairman of the Board of Auto One since February 2000. Mr. Kisting was Chief Operating Officer of Citizens Financial Group from 1997 to 1998 and was previously associated with Norwest Corporation from 1990 to 1997, most recently as Group Executive Vice President.

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

     Ms. Tucei has been Executive Vice President and Controller of Golden State since May 1999 and served as Senior Vice President and Controller from 1998 until 1999. Ms. Tucei has been Executive Vice President of GS Holdings since November 2000 and served as Senior Vice President and Controller from 1998 until 1999. Ms. Tucei has been Executive Vice President and Controller of the Bank since January 1999 and served as Senior Vice President and Controller of the Bank from 1994 until 1998 and of its predecessor, First Madison, from 1993 until 1994.

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

     Mr. Verhaegen has been Group Executive Vice President and Corporate Finance Director of the Bank since August 2000. He served as Executive Vice President and Corporate Finance Director of the Bank from February 1997 until August 2000. Mr. Verhaegen operated his own financial advisory and consulting firm from 1994 to 1996 and served as a Managing Director of First Southwest Company from 1992 to 1994. Mr. Verhaegen was also Senior Managing Director of the Financial Institutions Group of Bear, Stearns & Co. Inc. from 1988 to 1992.

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

       2.3 Agreement dated as of August 20, 2000 by and between Golden State Bancorp Inc. and GSB Investments Corp. (Incorporated by reference to Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)

       2.4 Agreement dated as of July 26, 2001 by and between Golden State Bancorp Inc. and GSB Investments Corp.

       3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.)

       3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

       4.1 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association re: $100,000,000 10% Subordinated Debentures due 2006. (Incorporated by reference to Exhibit 4.5 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

       4.2 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.6 to FN Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.)

       4.3 Second Supplemental Indenture, dated as of January 3, 1997, among First Nationwide Bank, A Federal Savings Bank, California Federal Bank, A Federal Savings Bank and Bank of America National Trust and Savings Association, as trustee, supplementing the 2006 Indenture. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015).)

       4.4 Agreement Regarding Contingent Litigation Recovery Participation Interests, dated as of June 30, 1995, between California Federal Bank and Chemical Trust Company of California, as Interest Agent. (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015).)

       4.5 Agreement Regarding Secondary Contingent Litigation Recovery Participation Interests, dated as of December 2, 1996, between California Federal Bank and Chase Mellon Shareholder Services, L.L.C., as Interest Agent. (Incorporated by reference to Exhibit
              4.18 to Amendment No. 1 to FN Holdings' Registration Statement on Form S-1 (File No. 333-21015).)

       4.6 Warrant Agreement, dated as of May 4, 1998 between Golden State Bancorp Inc. and Chase Mellon Shareholder Services, L.L.C. as Warrant Agent. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.)

       4.7 Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to
              Exhibit 4.1 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.8 First Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.9 Second Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.10 Third Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.11 Fourth Supplemental Indenture dated as of August 6, 1998 between GS Escrow Corp. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

       4.12 Fifth Supplemental Indenture dated as of September 11, 1998 between Golden State Holdings Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.6 to Golden State Holdings Inc.'s Registration Statement on Form S-1 (File No. 333-64597).)

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

       10.6 Letter dated March 30, 2000 extending the term of the office lease dated as of November 15, 1990 between RNM 135 Main, L. P., as successor to Webb/San Francisco Venture, Ltd., and California Federal Bank, as successor to First Nationwide Bank, A Federal
              Savings Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's 2000 Form 10-K.)

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

       10.11 Employment Agreement, dated as of August 1, 1999, between California Federal Bank, and Scott A. Kisting. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.)

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

       10.19 Amendment No. 1 dated as of January 1, 2000 to Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc. dated January 1, 1999. (Incorporated by reference to
              Exhibit 10.19 to the Registrant's 2000 Form 10-K.)

       10.20 Amendment No. 2 dated as of December 2, 2001 to Agreement for Provision of Services between Mafco Holdings Inc. and Golden State Bancorp Inc., dated January 1, 1999.

       12.1 Statement regarding the computation of ratio of earnings to combined fixed charges and minority interest for the Registrant.

       21.1   Subsidiaries of the Registrant.

       23.1   Consent of KPMG LLP, Independent Auditors of the Registrant.

       24.1   Power of Attorney executed by John A. Moran.

       24.2   Power of Attorney executed by Ronald O. Perelman.

       24.3   Power of Attorney executed by Cora M. Tellez.

(C)    REPORTS ON FORM 8-K

       None.

                            GLOSSARY OF DEFINED TERMS

     This glossary covers the preceding 10-K as well as the financial statements beginning on page F-1 of this document.

6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001 - In 1986, Cal Fed Inc, Old California Federal's former parent company, issued $125 million of 6.5% convertible subordinated debentures due February 20, 2001
9 1/8% PREFERRED STOCK - One newly issued share of preferred stock of the Bank having substantially the same terms as the REIT Preferred Stock
10% SUBORDINATED DEBENTURES DUE 2003 - In 1992, Old California Federal issued $13.6 million of 10.0% unsecured subordinated debentures due 2003
10% SUBORDINATED DEBENTURES DUE 2006 - As part of its 1994 acquisition of First Nationwide, California Federal assumed $92.1 million principal amount of subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006
10 5/8% BANK PREFERRED STOCK -10 5/8% noncumulative perpetual preferred stock issued by California Federal
11 1/2% BANK PREFERRED STOCK - 11 1/2% noncumulative perpetual preferred stock issued by California Federal
11.20% SENIOR NOTES DUE 2004 - As part of its 1996  acquisition of San Francisco
     Federal, California Federal assumed $50 million principal amount of 11.20% Senior Notes due September 1, 2004
1996 ACQUISITIONS - 1996 acquisitions of Home Federal Financial  Corporation and
     San Francisco Federal
1997 SERVICING  SALE - On September  30, 1997,  FNMC sold  servicing  rights for approximately 52,000 loans with a UPB of approximately $2.3 billion, recognizing a pre-tax gain of $14.0 million.
12   MAT - the twelve month average of the monthly  treasury  constant  maturity rates
2001 NOTES - 6 3/4% Senior Notes due 2001 that are part of the GS Holdings Fixed
     Rate Notes
2003 NOTES - 7% Senior  Notes due 2003  that are part of the GS  Holdings  Fixed
     Rate Notes
2005 NOTES - 7 1/8% Senior Notes due 2005 that are part of the GS Holdings Fixed
     Rate Notes
ACCRETABLE YIELD - excess of the pool's Expected Cash Flows over the amount paid ACS - Affiliated Computer Services
ALCO - Asset/Liability Management Committee
AMT  - alternative minimum tax
APB  - Accounting Principles Board
APB  OPINION NO. 16 - Business Combinations
APB  OPINION NO. 17 - Intangible Assets
APB  OPINION NO. 25 - Accounting for Stock Issued to Employees
APB OPINION NO. 30 - Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM  - Adjustable-rate mortgage
AUTO ONE - Auto One Acceptance Corporation
BANK - California Federal Bank
BANK PREFERRED  STOCK - the 10 5/8% Bank  Preferred  Stock  together with the 11
     1/2% Bank Preferred Stock
BANK PREFERRED  STOCK TENDER OFFERS - FN Holdings  commenced  cash tender offers for each of the Bank's two outstanding series of Bank Preferred Stock in August 1998
BIF  - Bank Insurance Fund
BROKERED DEPOSITS - Issued CDs through  direct  placement  programs and national investment banking firms
CAL  FED - Cal Fed Bancorp Inc.
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California Federal, and First Nationwide merged with and into Old California Federal in January 1997.
CALGL - Secondary Contingent Litigation Recovery Participation Interests
CALGZ - Contingent Litigation Recovery Participation Interests
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     Sates, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CASH PAYMENT - Amount, if any, actually received by the Bank pursuant to a final nonappealable judgment in or final settlement of its claim against the United States Government in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C

CD   - Certificate of deposit
CFI  - Cal Fed Investments
CLAIMS COURT - United States Court of Federal Claims
CMO  - collateralized mortgage obligation
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Bancorp Inc.
CRA  - Community Reinvestment Act
DCR  - debt coverage ratio
DEBT TENDER OFFERS - On September 14, 1998,  GS Holdings  commenced  cash tender offers for the FN Holdings Notes
DECP - Deferred Executive Compensation Plan
DECONSOLIDATION  ADJUSTMENT - Upon the Company's  deconsolidation from the Mafco
     Group, a federal income tax return filed on behalf of itself and its subsidiaries caused a reduction of NOLs and other tax attributes which resulted in a reduction in retained earnings in 1998
DOWNEY  ACQUISITION  -  Auto  One's  acquisition  of  the  Downey  Auto  Finance
     Corporation in February, 2000.
DP   - Data Processing
ECP  - Executive Compensation Plan
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
EPS  - earnings per share
EXPECTED CASH FLOWS - expected principal and interest cash flows
FAIR LENDING LAWS - Equal Credit Opportunity and the Fair Housing Act, together FASB - Financial Accounting Standards Board
FASB INTERPRETATION NO. 39 - Offsetting of Amounts Related to Certain Contracts FASB INTERPRETATION NO. 41 - Offsetting of Amounts Related to Certain Repurchase
     and Reverse Repurchase Agreements
FDIC - Federal Deposit Insurance Corporation
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FHLMC - Federal Home Loan Mortgage Corporation
FICO  - Financing Corporation
FIRREA- Financial Institutions Reform,  Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FIRST GIBRALTAR - First Gibraltar Holdings Inc.
FIXED RATE  NOTES - The 2001  Notes, 2003  Notes and 2005  Notes,  collectively, which together with the Floating Rate Notes are the GS Holdings Notes FLOATING RATE NOTES DUE 2003 - GS Holdings Notes consist in part of $250 million aggregate principal amount of its Floating Rate Notes Due 2003
FLORIDA BRANCH SALE - On September 11, 1998,  the Bank  consummated  the sale of its Florida deposit franchise (consisting of 24 branches with deposits of $1.4 billion) to Union Planters Bank of Florida, a wholly owned subsidiary of Union Planters Corp.
FLSC - forward loan sale commitments
FN ACQUISITION - California Federal acquired First Nationwide as part of its 1994 acquisition
FN   HOLDINGS - First Nationwide Holdings Inc.
FN   HOLDINGS 10 5/8% NOTES - In  connection  with the Cal Fed  Acquisition,  GS
     Holdings acquired the net proceeds from the issuance of $575 million principal amount of FN Escrow's 10 5/8% Senior Subordinated Notes due 2003
FN HOLDINGS NOTES - FN Holdings 12 1/4%, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FN   HOLDINGS PREFERRED STOCK - the preferred stock of FN Holdings
FNMA - Federal National Mortgage Association
FNMC - First Nationwide Mortgage Corporation
FSLIC - Federal Savings and Loan Insurance Corporation

FTE  - Full-time equivalent staff
GAAP -accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
     Litigation, arising out of the purchase of Glendale Federal.
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
     and Glen Fed Merger, collectively
GOLDEN STATE COMMON STOCK - Golden State common stock, par value $1.00
GOLDEN STATE GROUP - consolidated  group of Golden State  Bancorp,  Golden State
     Holdings and California Federal Bank, for which Golden State is the common parent
GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION  ASSETS - the California  Federal Goodwill  Litigation Asset
     and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GSAC - Gulf States Acceptance Company
GSAC ACQUISITION  - Auto One, a  subsidiary  of the Bank,  acquired  100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership and its general partner, Gulf States Financial Services, Inc., a Texas corporation, in February 1998
GSB  - Golden State Bancorp
GSB  INVESTMENTS - GSB Investments Corp.
GS   ESCROW - GS Escrow Corp.
GS   HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On August 6, 1998, GS Escrow Corp, which subsequently merged into GS Holdings, issued $2 billion of fixed and floating rate notes.
HOLA - Home Owners' Loan Act of 1933
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO   - Interest only
INCENTIVE PLAN - management incentive plan
IRS  - Internal Revenue Service
ISSUABLE  SHARES  -  The  Golden  State  Merger  agreement   provides  that  GSB
     Investments as successor to First Gibraltar and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock ("Issuable Shares") to GSB Investments and Hunter's Glen.
LIBOR - London Interbank Offered Rate
LOCOM - lower of cost or market
LTIP - Long Term Incentive Plan
LTV  - Loan-to-value
LTW(TM) - Litigation Tracking Warrants
MAFCO GROUP - Mafco Holdings Inc. affiliated group
MAFCO HOLDINGS - Mafco Holdings Inc.
MBS  - mortgage-backed securities
MD&A - management's discussion and analysis
MERGER AGREEMENT  -  Agreement  and Plan of Merger  among FN  Holdings,  Cal Fed
     Bancorp Inc. and California Federal Bank, A Federal Savings Bank
MSR  - Mortgage servicing rights
MSR HEDGE - To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in interest rates
NASDAQ - National Association of Securities Dealers Automated Quotations system

NEVADA PURCHASE - The Bank  acquired  twelve retail  branches  located in Nevada with deposits of approximately $543 million from Norwest Bank, Nevada, a subsidiary of Norwest Corporation, and Wells Fargo Bank, N.A. in April 1999.
NOL  - net operating loss
NONACCRETABLE   CONTRACTUAL   CASH  FLOWS  -  Excess  of  the  pool's  scheduled
     contractual principal and contractual interest payments over its Expected Cash Flows as an amount that should not be accreted
NOTIONAL AMOUNT - the amount on which calculations, payments, and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV  - Net portfolio value
NYSE - New York Stock Exchange
OCI  - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition
OLD FNB - First Nationwide Bank, A Federal Savings Bank prior to the FN Acquisition
OLD  FNB INDENTURE - Indenture  governing the 10%  Subordinated  Debentures  Due
     2006
OMNIBUS STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
OTC  - over-the-counter
OTS  - Office of Thrift Supervision
PARENT HOLDINGS - First Nationwide (Parent) Holdings Inc.
PARENT HOLDINGS DEFEASANCE - the defeasance of the Parent Holdings Notes
PARENT HOLDINGS NOTES - 12 1/2 Senior Notes due 2003
PARTICIPANTS  -  certain  executive  officers  of  the  Bank  eligible  for  the management incentive plan
PASS-THROUGH  INTEREST  EXPENSE  -  represents  interest  that  FNMC pays to the investor(s) for loans serviced by FNMC, which are paid off by the borrower(s) before the end of the month. FNMC picks up the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (I. E. GNMA)
PE   - Pacific Exchange
PO   - Principal only
PREFERRED CAPITAL CORPORATION - California Federal Preferred Capital Corporation QTL - Qualified Thrift Lender
REFINANCING  TRANSACTIONS  - On September 14, 1998, GS Holdings  commenced  Debt
     Tender Offers and together with the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance
REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REO  - real estate owned
REPOS - short-term securities sold under agreements to repurchase
SAIF - Savings Association Insurance Fund
SBA  - Small Business Administration
SCHEDULED CONTRACTUAL CASH FLOWS - the pool's scheduled contractual pricipal and contractual interest payments
SEC  - Securities and Exchange Commission
SERVICING SALE - During April 1999, the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation sold servicing rights on approximately 49,000 loans with an UPB of $2.0 billion.
SFAS - Statement of Financial Accounting Standards
SFAS NO. 65 - Accounting for Certain Mortgage Banking Activities
SFAS NO.  72  -  Accounting  for  Certain  Acquisitions  of  Banking  or  Thrift
     Institutions
SFAS NO. 109 - Accounting for Income Taxes
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for
     Long-lived Assets to be Disposed of
SFAS NO. 123 - Accounting for Stock-Based Compensation
SFAS NO.  131  -  Disclosures  about  Segments  of  an  Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 140 - Accounting  for Transfers  and Servicing of Financial  Assets and
     Extinguishments of Liabilities, a replacement of FASB Statement No. 125

SFAS NO. 141 - Accounting for Business Combinations
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 143 - Accounting for Asset Retirement Obligations
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SFFED ACQUISITION - The acquisition of San Francisco Federal by the Company in
     February 1996
SLHC -savings and loan holding company
STANDBY  WARRANTS - Golden  State  issued  transferable  common  stock  purchase warrants
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
TAX SHARING AGREEMENT - Prior to the Golden State Acquisition, for federal income tax purposes, the Bank, FN Holdings, and Mafco Holdings were parties to a tax sharing agreement effective as of January 1, 1994
WARRANTS - Golden State issued common stock purchase warrants in March 1993 in connection with an exchange of preferred stock for outstanding subordinated debentures and capital notes
WEYERHAEUSER PURCHASE - On May 31, 1997, FNMC acquired a 1-4 unit residential loan servicing portfolio of approximately $3.2 billion and approximately 40,000 loans from WMC Mortgage
UPB  - Unpaid principal balance
VERDUGO - Verdugo Trustee Service Corporation
Y2K  - Year 2000
XCF  - XCF Acceptance Corporation

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 2002

                                            GOLDEN STATE BANCORP INC.





                                            By:  /s/ Gerald J. Ford
                                               ---------------------------------
                                                     Gerald J. Ford
                                                     Chairman of the Board
                                                     and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  Name                              Title                             Date
                  ----                              -----                             ----
      /s/Gerald J. Ford                    Chairman of the Board, Chief           March 19, 2002
---------------------------------------    Executive Officer and Director
         Gerald J. Ford                    (Principal Executive Officer)


      /s/Carl B. Webb                      President, Chief Operating Officer     March 19, 2002
---------------------------------------    and Director
         Carl B. Webb


      /s/Richard H. Terzian                Executive Vice President               March 19, 2002
---------------------------------------    and Chief Financial Officer
         Richard H. Terzian                (Principal Financial Officer)


      /s/Renee Nichols Tucei               Executive Vice President and           March 19, 2002
---------------------------------------    Controller
         Renee Nichols Tucei               (Principal Accounting Officer)


      /s/Paul M. Bass, Jr.                 Director                               March 19, 2002
---------------------------------------
         Paul M. Bass, Jr.


      /s/George W. Bramblett, Jr.          Director                               March 19, 2002
---------------------------------------
         George W. Bramblett, Jr.


      /s/Brian P. Dempsey                  Director                               March 19, 2002
---------------------------------------
         Brian P. Dempsey


      /s/Howard Gittis                     Director                               March 19, 2002
---------------------------------------
         Howard Gittis


      /s/John F. King                      Director                               March 19, 2002
---------------------------------------
         John F. King


      /s/John F. Kooken                    Director                               March 19, 2002
---------------------------------------
         John F. Kooken


      /s/Gabrielle K. McDonald             Director                               March 19, 2002
---------------------------------------
         Gabrielle K. McDonald


                  *                        Director                               March 19, 2002
---------------------------------------
         John A. Moran


                  *                        Director                               March 19, 2002
---------------------------------------
         Ronald O. Perelman


      /s/B. M. Rankin, Jr.                 Director                               March 19, 2002
---------------------------------------
         B. M. Rankin, Jr.


      /s/Thomas S. Sayles                  Director                               March 19, 2002
---------------------------------------
         Thomas S. Sayles


      /s/Robert Setrakian                  Director                               March 19, 2002
---------------------------------------
         Robert Setrakian


                  *                        Director                               March 19, 2002
---------------------------------------
         Cora M. Tellez

* James R. Eller, Jr., by signing his name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.


                                      By:       /s/James R. Eller, Jr.
                                          --------------------------------------
                                                   James R. Eller, Jr.
                                                    Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Golden State Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Golden State Bancorp Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden State Bancorp Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(p) to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001 with the adoption of Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES."




                                              KPMG LLP



San Francisco, California
January 15, 2002

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                ASSETS                                                       2001            2000
                                ------                                                   -----------      ----------
Cash and due from banks                                                                  $   709,169      $   697,513
Interest-bearing deposits in other banks                                                         103              123
Short-term investment securities                                                              95,929           85,510
                                                                                         -----------      -----------
     Cash and cash equivalents                                                               805,201          783,146

Securities available for sale, at fair value                                                 116,112          641,205
Securities held to maturity (fair value of $30,602 and $590,571 at December 31,
     2001 and 2000, respectively)                                                             30,602          587,503
Mortgage-backed securities available for sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $1,607,130 and $2,620,399
     at December 31, 2001 and 2000, respectively)                                          7,057,903        9,866,823
Mortgage-backed securities held to maturity (fair value $1,411,157 and $2,959,677 at December 31, 2001 and 2000, respectively) (includes securities pledged to creditors with the right to sell or repledge of $763,438 and $2,053,070
     at December 31, 2001 and 2000, respectively)                                          1,385,113        2,886,612
Loans held for sale, net                                                                   2,608,365          845,763
Loans receivable, net                                                                     39,335,623       39,592,814
Investment in FHLB System                                                                  1,446,607        1,361,066
Premises and equipment, net                                                                  306,890          327,329
Foreclosed real estate, net                                                                   18,564           19,080
Accrued interest receivable                                                                  288,308          364,414
Intangible assets (net of accumulated amortization of $306,011 and $246,150
     at December 31, 2001 and 2000, respectively)                                            640,843          691,288
MSRs, net of valuation allowance                                                           1,623,947        1,559,323
Derivative assets                                                                            349,026               --
Other assets                                                                                 477,565          990,512
                                                                                         -----------      -----------
         Total assets                                                                    $56,490,669      $60,516,878
                                                                                         ===========      ===========
             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
             -------------------------------------------------------

Deposits                                                                                 $25,134,078      $23,429,754
Securities sold under agreements to repurchase                                             2,363,945        4,511,309
Borrowings                                                                                24,444,541       28,800,557
Derivative liabilities                                                                       250,711               --
Other liabilities                                                                          1,227,959        1,124,524
                                                                                         -----------      -----------
         Total liabilities                                                                53,421,234       57,866,144
                                                                                         -----------      -----------

Commitments and contingencies                                                                     --               --

Minority interest                                                                            500,000          500,000

Stockholders' equity
     Common stock, $1.00 par value, (250,000,000 shares authorized; 152,164,166 and 150,703,716 shares issued at December 31, 2001
         and 2000, respectively)                                                             152,164          150,704
     Issuable Shares                                                                         189,532          172,308
     Additional paid-in capital                                                            1,551,520        1,534,736
     Accumulated other comprehensive loss, net                                               (61,806)         (89,874)
     Retained earnings (substantially restricted)                                          1,054,511          698,597
     Treasury stock at cost (16,408,120 and 16,383,058 shares at
         December 31, 2001 and 2000, respectively)                                          (316,486)        (315,737)
                                                                                         -----------      -----------
     Total stockholders' equity                                                            2,569,435        2,150,734
                                                                                         -----------      -----------
         Total liabilities, minority interest and stockholders' equity                   $56,490,669      $60,516,878
                                                                                         ===========      ===========
See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              2001         2000         1999
                                                                                           ----------   ----------   ----------
Interest income:
     Loans receivable                                                                      $2,980,884   $2,852,971   $2,332,500
     Mortgage-backed securities available for sale                                            603,142      800,444      872,823
     Mortgage-backed securities held to maturity                                              124,117      206,469      177,644
     Loans held for sale                                                                      137,430       62,591      109,486
     Securities available for sale                                                             18,718       55,917       76,669
     Securities held to maturity                                                               23,899       29,499       11,459
     Interest-bearing deposits in other banks                                                     973        5,034       12,049
     Dividends on FHLB stock                                                                   79,485       92,872       59,639
                                                                                           ----------   ----------   ----------
         Total interest income                                                              3,968,648    4,105,797    3,652,269
                                                                                           ----------   ----------   ----------
Interest expense:
     Deposits                                                                                 831,538      928,407      888,286
     Securities sold under agreements to repurchase                                           196,425      352,100      265,467
     Borrowings                                                                             1,577,630    1,678,491    1,312,629
     Other                                                                                      1,565           --           --
                                                                                           ----------   ----------   ----------
         Total interest expense                                                             2,607,158    2,958,998    2,466,382
                                                                                           ----------   ----------   ----------
         Net interest income                                                                1,361,490    1,146,799    1,185,887
Provision for loan losses                                                                          --           --       10,000
                                                                                           ----------   ----------   ----------
         Net interest income after provision for loan losses                                1,361,490    1,146,799    1,175,887
                                                                                           ----------   ----------   ----------
Noninterest income:
     Loan servicing fees, net                                                                 (14,393)     176,159      127,834
     Customer banking fees and service charges                                                221,796      196,969      187,022
     Gain on sale, settlement and transfer of loans, net                                       78,440       49,730       32,885
     Gain (loss) on sale of assets, net                                                        17,525      (13,426)      24,042
     Other income                                                                              47,550       31,333       28,211
                                                                                           ----------   ----------   ----------
         Total noninterest income                                                             350,918      440,765      399,994
                                                                                           ----------   ----------   ----------
Noninterest expense:
     Compensation and employee benefits                                                       455,199      427,362      391,597
     Occupancy and equipment                                                                  173,269      160,820      148,411
     Professional fees                                                                         37,475       41,381       52,667
     Loan expense                                                                              16,828       17,018       17,200
     Foreclosed real estate operations, net                                                      (905)      (4,690)      (6,411)
     Amortization of intangible assets                                                         59,861       62,717       69,724
     Other expense                                                                            237,616      208,631      233,421
                                                                                           ----------   ----------   ----------
         Total noninterest expense                                                            979,343      913,239      906,609
                                                                                           ----------   ----------   ----------
Income before income taxes, minority interest, extraordinary items
     and cumulative effect of change in accounting principle                                  733,065      674,325      669,272
Income tax expense                                                                            291,995      136,781      186,483
Minority interest: provision in lieu of income tax expense                                      3,137      161,688      122,684
Minority interest: other                                                                       26,988       28,376       39,390
                                                                                           ----------   ----------   ----------
     Income before extraordinary items and cumulative effect of change in
          accounting principle                                                                410,945      347,480      320,715
Extraordinary items - gains on early extinguishment of debt, net of
     applicable taxes of $2,083 and $1,801 in 2000 and 1999, respectively                          --        3,014        2,472
Cumulative effect of change in accounting principle, net of applicable taxes of
     $1,072 in 2001                                                                            (1,552)          --           --
                                                                                           ----------   ----------   ----------
             Net income                                                                    $  409,393   $  350,494   $  323,187
                                                                                           ==========   ==========   ==========
Earnings per share:
Basic
     Income before extraordinary items and cumulative effect of change in accounting principle $ 2.88        $2.50        $2.45
     Extraordinary items                                                                           --         0.02         0.02
     Cumulative effect of change in accounting principle                                        (0.01)          --           --
                                                                                               ------        -----        -----
             Net income                                                                        $ 2.87        $2.52        $2.47
                                                                                               ======        =====        =====
Diluted
     Income before extraordinary items and cumulative effect of change in accounting principle $ 2.86        $2.44        $2.29
     Extraordinary items                                                                           --         0.02         0.02
     Cumulative effect of change in accounting principle                                        (0.01)          --           --
                                                                                               ------        -----        -----
             Net income                                                                        $ 2.85        $2.46        $2.31
                                                                                               ======        =====        =====
Dividends declared per common share                                                            $ 0.40        $0.20        $  --
                                                                                               ======        =====        =====
See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                            2001               2000              1999
                                                                          --------           --------          ---------
Net income                                                                $409,393           $350,494          $ 323,187

 Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities available for sale:
        Unrealized holding gain (loss) arising during the period            131,966            170,729           (280,618)
        Less: reclassification adjustment for (gain) loss included
              in net income                                                 (13,517)             9,976               (742)
                                                                           --------           --------          ---------
                                                                            118,449            180,705           (281,360)
    Amortization of market adjustment for securities
        transferred from available-for-sale to held-to-maturity              28,998              4,630                 --

    Transition adjustment upon adoption of SFAS No. 133                     (44,647)                --                 --

    Change in fair value of derivatives used for cash flow hedges,
        net of applicable taxes of $51,611                                  (74,732)                --                 --
                                                                           --------           --------          ---------

 Other comprehensive income (loss)                                           28,068            185,335           (281,360)
                                                                           --------           --------          ---------

 Comprehensive income                                                      $437,461           $535,829          $  41,827
                                                                           ========           ========          =========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                              Accumulated
                                                                                                                 Other
                                                           Common Stock                      Additional       Comprehensive
                                                     ------------------------     Issuable    Paid-in         Income (Loss)
                                                       Shares         Amount       Shares     Capital      on Securities, Net
                                                       ------         ------       ------     -------      ------------------

Balance at December 31, 1998                         128,687,763     $128,688    $     --    $1,392,155       $    6,151

Net income                                                    --          --           --            --               --
Golden State Acquisition - see note 3                         --          --           --       (12,380)              --
Adjustment to initial dividend of tax benefits
    to former parent due to deconsolidation                   --          --           --            --               --
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate ownership
    of the California Federal Goodwill
    Litigation Asset                                          --          --           --            --               --
Reclassification of Litigation Tracking
    Warrants owned by the Bank                                --          --           --            --               --
Change in net unrealized holding gain
    (loss) on securities available for sale                   --          --           --            --         (281,360)
Issuable Shares (1999 usage of pre-merger NOLs)               --          --      197,562            --               --
Issuable Shares (1998 tax benefits)                           --          --        2,665        (2,665)              --
Issuable Shares (interest on Old California
    Federal tax refund)                                       --          --        4,454            --               --
Distribution of Issuable Shares                        5,540,319       5,540           --        (5,540)              --
Impact of restricted stock                                56,908          57           --           420               --
Purchase of treasury stock                                    --          --           --            --               --
Exercise of stock options and warrants                   435,695         436           --         7,444               --
Sale of common stock in treasury                              --          --           --          (699)              --
                                                     -----------    --------     --------    ----------         --------

Balance at December 31, 1999                         134,720,685    $134,721     $204,681    $1,378,735        $(275,209)

                                                                                                              (Continued)
See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                         Retained            Common Stock
                                                         Earnings             in Treasury              Total
                                                      (Substantially     ---------------------      Stockholders'
                                                        Restricted)        Shares      Amount          Equity
                                                       -----------        ------      ------           ------

Balance at December 31, 1998                            $  56,471         (89,994)  $   (1,687)     $1,581,778

Net income                                                323,187              --           --         323,187
Golden State Acquisition - see note 3                          --              --           --         (12,380)
Adjustment to initial dividend of tax benefits
    to former parent due to deconsolidation                15,519              --           --          15,519
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate ownership
    of the California Federal Goodwill
    Litigation Asset                                      (24,081)             --           --         (24,081)
Reclassification of Litigation Tracking
    Warrants owned by the Bank                                 --              --       (1,987)         (1,987)
Change in net unrealized holding gain
    (loss) on securities available for sale                    --              --           --        (281,360)
Issuable Shares (1999 usage of pre-merger NOLs)                --              --           --         197,562
Issuable Shares (1998 tax benefits)                            --              --           --              --
Issuable Shares (interest on Old California
    Federal tax refund)                                        --              --           --           4,454
Distribution of Issuable Shares                                --              --           --              --
Impact of restricted stock                                     --              --           --             477
Purchase of treasury stock                                     --     (12,463,800)    (250,245)       (250,245)
Exercise of stock options and warrants                         --              --           --           7,880
Sale of common stock in treasury                               --          75,697        1,678             979
                                                         --------     -----------    ---------      ----------

Balance at December 31, 1999                             $371,096     (12,478,097)   $(252,241)     $1,561,783

                                                                                                    (Continued)
See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                              Accumulated
                                                                                                                 Other
                                                          Common Stock                       Additional       Comprehensive
                                                    ------------------------     Issuable     Paid-in         Income (Loss)
                                                      Shares         Amount       Shares      Capital      on Securities, Net
                                                      ------         ------       ------      -------      ------------------
Balance at December 31, 1999                        134,720,685    $134,721     $ 204,681    $1,378,735        $(275,209)

Net income                                                   --          --            --            --               --
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate ownership
    of the California Federal Goodwill
    Litigation Asset                                         --          --            --            --               --
Change in net unrealized holding loss
    on securities available for sale                         --          --            --            --          180,705
Amortization of unrealized holding loss
    on securities held to maturity                           --          --            --            --            4,630
Issuable Shares (1999 usage of pre-merger NOLs)              --          --         3,919            --               --
Issuable Shares (2000 usage of pre-merger NOLs)              --          --       162,565            --               --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                            --          --            --       (39,305)              --
Issuable Shares adjustment for tax refund
    and related interest                                     --          --        39,455       (38,066)              --
Distribution of Issuable Shares                       4,882,904       4,883      (100,000)       95,117               --
Cancellation of restricted shares                        (2,025)         (2)           --             2               --
Impact of restricted common stock                       220,327         220            --         2,955               --
Purchase of treasury stock                                   --          --            --            --               --
Exercise of stock options and warrants               10,881,743      10,882            --       120,991               --
Sale of common stock in treasury                             --          --            --           (94)              --
Dividends on common stock                                    --          --            --            --               --
Issuance of common stock                                     82          --            --            --               --
Cash settlement resulting in the
    extinguishment of Issuable Shares                        --          --      (138,312)       14,401               --
                                                    -----------    --------     ---------    ----------        ---------

Balance at December 31, 2000                        150,703,716    $150,704     $ 172,308    $1,534,736        $ (89,874)

                                                                                                              (Continued)

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                         Retained             Common Stock
                                                         Earnings              in Treasury              Total
                                                      (Substantially     -----------------------     Stockholders'
                                                        Restricted)         Shares       Amount         Equity
                                                       -----------         ------        ------         ------
Balance at December 31, 1999                            $371,096         (12,478,097)  $(252,241)     $1,561,783

Net income                                               350,494                  --          --         350,494
Adjustment to contribution receivable
    from GSB Investments and Hunter's Glen
    in respect of their proportionate ownership
    of the California Federal Goodwill
    Litigation Asset                                       3,451                  --          --           3,451
Change in net unrealized holding loss
    on securities available for sale                          --                  --          --         180,705
Amortization of unrealized holding loss
    on securities held to maturity                            --                  --          --           4,630
Issuable Shares (1999 usage of pre-merger NOLs)               --                  --          --           3,919
Issuable Shares (2000 usage of pre-merger NOLs)               --                  --          --         162,565
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                             --                  --          --         (39,305)
Issuable Shares adjustment for tax refund
    and related interest                                      --                  --          --           1,389
Distribution of Issuable Shares                               --                  --          --              --
Cancellation of restricted shares                             --                  --          --              --
Impact of restricted common stock                             --                  --          --           3,175
Purchase of treasury stock                                    --          (3,916,411)    (63,724)        (63,724)
Exercise of stock options and warrants                        --                  --          --         131,873
Sale of common stock in treasury                              --              11,450         228             134
Dividends on common stock                                (26,444)                 --          --         (26,444)
Issuance of common stock                                      --                  --          --              --
Cash settlement resulting in the
    extinguishment of Issuable Shares                         --                  --          --        (123,911)
                                                        --------         -----------   ---------      ----------

Balance at December 31, 2000                            $698,597         (16,383,058)  $(315,737)     $2,150,734

                                                                                                      (Continued)

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                      Common Stock                       Additional
                                                -------------------------    Issuable      Paid-in
                                                   Shares         Amount      Shares       Capital
                                                   ------         ------      ------       -------
Balance at December 31, 2000                    150,703,716      $150,704    $172,308     $1,534,736

Net income                                               --            --          --             --
Change in net unrealized holding gain (loss)
    on securities available for sale                     --            --          --             --
Amortization of unrealized holding
    loss on securities held to maturity                  --            --          --             --
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                    --            --          --             --
Transition adjustment upon adoption of
    SFAS No. 133                                         --            --          --             --
Change in net unrealized holding loss
    on derivatives                                       --            --          --             --
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                            --            --          --             --
Issuable Shares (pro-rata 2001 usage
    of pre-merger NOLs)                                  --            --      98,217             --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                        --            --          --        (24,694)
Cash settlement resulting in the 2001
    extinguishment of Issuable Shares                    --            --     (75,000)        11,000
Capitalized costs related to the 2001
    extinguishment of Issuable Shares                    --            --          --           (700)
Adjustment to capitalized costs - 2000
    extinguishment of Issuable Shares                    --            --          --            998
Issuable Shares adjustment for changes
    in tax benefits                                      --            --      14,007            415
Distribution of Issuable Shares                   1,041,198         1,041     (20,000)        18,959
Impact of restricted common stock                    99,108            99          --          3,359
Exercise of stock options                           320,144           320          --          7,447
Purchase of treasury stock                               --            --          --             --
Dividends on common stock                                --            --          --             --
                                                -----------      --------    --------     ----------

Balance at December 31, 2001                    152,164,166      $152,164    $189,532     $1,551,520
                                                ===========      ========    ========     ==========
                                                                                          (Continued)

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                              Accumulated
                                                                 Other
                                                    Comprehensive (Loss) Income, Net
                                                 ----------------------------------------
                                                 Securities      Derivatives      Total
                                                 ----------      -----------      -----
Balance at December 31, 2000                      $(89,874)      $      --       $(89,874)

Net income                                              --              --             --
Change in net unrealized holding gain (loss)
    on securities available for sale                88,075              --         88,075
Amortization of unrealized holding
    loss on securities held to maturity             28,998              --         28,998
Unrealized loss on securities reclassified
    to available-for-sale, net of tax               30,374              --         30,374
Transition adjustment upon adoption of
    SFAS No. 133                                        --         (44,647)       (44,647)
Change in net unrealized holding loss
    on derivatives                                      --         (74,732)       (74,732)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                           --              --             --
Issuable Shares (pro-rata 2001 usage
    of pre-merger NOLs)                                 --              --             --
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                       --              --             --
Cash settlement resulting in the 2001
    extinguishment of Issuable Shares                   --              --             --
Capitalized costs related to the 2001
    extinguishment of Issuable Shares                   --              --             --
Adjustment to capitalized costs - 2000
    extinguishment of Issuable Shares                   --              --             --
Issuable Shares adjustment for changes
    in tax benefits                                     --              --             --
Distribution of Issuable Shares                         --              --             --
Impact of restricted common stock                       --              --             --
Exercise of stock options                               --              --             --
Purchase of treasury stock                              --              --             --
Dividends on common stock                               --              --             --
                                                  --------       ---------       --------

Balance at December 31, 2001                      $ 57,573       $(119,379)      $(61,806)
                                                  ========       =========       ========

                                                                               (Continued)
See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                  Retained           Common Stock
                                                  Earnings            in Treasury                  Total
                                               (Substantially    -----------------------        Stockholders'
                                                 Restricted)       Shares         Amount           Equity
                                               --------------      ------         ------           ------
Balance at December 31, 2000                    $   698,597      (16,383,058)    $(315,737)      $2,150,734

Net income                                          409,393               --            --          409,393
Change in net unrealized holding gain (loss)
    on securities available for sale                     --               --            --           88,075
Amortization of unrealized holding
    loss on securities held to maturity                  --               --            --           28,998
Unrealized loss on securities reclassified
    to available-for-sale, net of tax                    --               --            --           30,374
Transition adjustment upon adoption of
    SFAS No. 133                                         --               --            --          (44,647)
Change in net unrealized holding loss
    on derivatives                                       --               --            --          (74,732)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                           658               --            --              658
Issuable Shares (pro-rata 2001 usage
    of pre-merger NOLs)                                  --               --            --           98,217
Pro-rata adjustment to pre-merger tax
    benefits recorded as goodwill                        --               --            --          (24,694)
Cash settlement resulting in the 2001
    extinguishment of Issuable Shares                    --               --            --          (64,000)
Capitalized costs related to the 2001
    extinguishment of Issuable Shares                    --               --            --             (700)
Adjustment to capitalized costs - 2000
    extinguishment of Issuable Shares                    --               --            --              998
Issuable Shares adjustment for changes
    in tax benefits                                      --               --            --           14,422
Distribution of Issuable Shares                          --               --            --               --
Impact of restricted common stock                        --               --            --            3,458
Exercise of stock options                                --               --            --            7,767
Purchase of treasury stock                               --          (25,062)         (749)            (749)
Dividends on common stock                           (54,137)              --            --          (54,137)
                                                 ----------      -----------     ---------       ----------

Balance at December 31, 2001                     $1,054,511      (16,408,120)    $(316,486)      $2,569,435
                                                 ==========      ===========     =========       ==========

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                2001                2000             1999
                                                                             -----------         ----------       -----------
Cash flows from operating activities:
Net income                                                                   $   409,393         $  350,494       $   323,187
Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Amortization of intangible assets                                           59,861             62,717            69,724
      Provision for deferred income taxes                                        109,783             39,131            94,780
      Accretion of discount on borrowings                                          1,041              1,093             1,018
      Amortization of purchase accounting premiums
          and discounts, net                                                      11,269                269             7,541
      Amortization of MSRs                                                       361,076            204,032           212,310
      Provision for loan losses                                                       --                 --            10,000
      (Gain) loss on sale of assets, net                                         (17,525)            13,426           (21,699)
      Gain on sale of branches, net                                                   --                 --            (2,343)
      Gain on sale of foreclosed real estate, net                                 (3,203)            (8,950)          (13,069)
      Loss on sale, settlement and transfer of loans, net                        291,074             76,918           152,657
      Capitalization of originated MSRs                                         (369,514)          (126,648)         (185,541)
      Extraordinary items - gains on early extinguishment of debt, net                --             (3,014)           (2,472)
      Depreciation and amortization of premises and equipment                     57,712             54,465            40,895
      Amortization of deferred debt issuance costs                                 6,773              7,354             7,295
      FHLB stock dividends                                                       (79,485)           (92,872)          (59,639)
      Purchases and originations of loans held for sale                      (17,934,105)        (5,344,219)       (8,345,470)
      Net proceeds from the sale of loans held for sale                       15,996,488          5,059,241         9,711,385
      Net gain on derivatives used to hedge MSRs                                 (79,948)                --                --
      Provision for loss on MSRs                                                 153,345                 --                --
      Decrease (increase) in other assets                                        194,712           (482,695)           47,793
      Decrease (increase) in accrued interest receivable                          76,106            (41,580)           (4,141)
      Increase (decrease) in other liabilities                                   390,704            305,850          (183,181)
      Amortization of deferred compensation expense -
          restricted common stock                                                  1,768              1,897               477
      Gain on non-monetary exchange of Star Systems common stock                 (20,671)                --                --
      Reduction in net accrued tax liability                                     (25,805)                --                --
      Minority interest: provision in lieu of income taxes                         3,137            161,688           122,684
      Minority interest: other                                                    26,988             28,376            39,390
      Dividends on restricted common stock                                            63                 36                --
                                                                             -----------         ----------       -----------
          Net cash (used in) provided by operating activities                   (378,963)           267,009         2,023,581
                                                                             -----------         ----------       -----------

                                                                                                                   (Continued)
      See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                      2001              2000              1999
                                                                                  -------------     ------------      ------------
Cash flows from investing activities:
     Acquisitions and divestitures:
         Downey Acquisition                                                       $          --     $   (379,314)     $         --
         Nevada Purchase                                                                     --               --           458,943
     Purchases of securities available for sale                                         (90,967)         (54,789)         (807,690)
     Proceeds from maturities of securities available for sale                          700,563           58,022           431,934
     Purchases of securities held to maturity                                            (9,403)          (4,199)          (28,869)
     Principal payments and proceeds from maturities of securities
         held to maturity                                                               530,345           51,289            94,820
     Purchases of mortgage-backed securities available for sale                        (171,943)        (115,256)       (4,832,344)
     Principal payments on mortgage-backed securities available for sale              3,477,044        1,878,401         3,623,918
     Proceeds from sales of mortgage-backed securities available for sale               788,564        1,367,666           193,732
     Principal payments on mortgage-backed securities held to maturity                  433,575          428,067           621,179
     Proceeds from sales of loans                                                        83,829           98,894            18,528
     Loan originations and principal collections, net                                 4,277,725       (3,804,590)       (1,694,325)
     Purchases of loans receivable                                                   (4,298,594)      (1,648,599)       (2,197,573)
     Purchases of FHLB stock, net                                                       (23,193)        (107,570)         (110,477)
     Purchases of premises and equipment                                                (40,507)         (60,787)          (49,241)
     Proceeds from disposal of premises and equipment                                    16,448            4,170            14,549
     Proceeds from sales of foreclosed real estate                                       33,442           75,312           136,565
     Proceeds from sale of Concord EFS common stock                                      29,948               --                --
     Purchases of MSRs                                                                 (308,003)        (344,262)         (334,842)
     Hedge (payments) receipts                                                           (7,298)           5,593           (10,191)
     Purchases of derivatives                                                          (713,575)        (127,199)          (67,698)
     Proceeds from sales and settlements of derivatives                                 622,765          101,114            46,860
     Purchase of remaining 20% interest in Auto One                                      (9,000)              --                --
     Proceeds from sales of MSRs                                                             --              774            30,802
                                                                                  -------------     ------------      ------------
         Net cash provided by (used in) investing activities                          5,321,765       (2,577,263)       (4,461,420)
                                                                                  -------------     ------------      ------------
Cash flows from financing activities:
     Branch sales                                                                            --               --           (69,340)
     Net increase (decrease) in deposits                                              1,705,121          395,412        (2,052,128)
     Proceeds from additional borrowings                                            111,475,897       43,513,455        33,029,009
     Principal payments on borrowings                                              (115,466,294)     (40,367,906)      (29,717,967)
     Net (decrease) increase in securities sold under agreements
         to repurchase                                                               (2,147,364)        (970,438)        1,243,352
     Principal payment on GS Holdings Notes                                            (350,000)              --                --
     Bank Preferred Stock Tender Offers                                                      --               --           (97,621)
     Debt Tender Offers                                                                      --               --              (253)
     Dividends on common stock                                                          (54,137)         (26,444)               --
     Dividends paid to minority stockholders, net of taxes                              (26,988)         (26,987)          (30,752)
     Exercise of stock options and warrants                                               7,767          131,873             7,880
     Purchases of treasury stock                                                           (749)         (63,724)         (250,245)
     Sales of treasury stock                                                                 --              134               979
     Extinguishment of Issuable Shares                                                  (64,000)         (85,000)               --
                                                                                  -------------     ------------      ------------
         Net cash (used in) provided by financing activities                         (4,920,747)       2,500,375         2,062,914
                                                                                  -------------     ------------      ------------

Net change in cash and cash equivalents                                                  22,055          190,121          (374,925)
Cash and cash equivalents at beginning of year                                          783,146          593,025           967,950
                                                                                  -------------     ------------      ------------
Cash and cash equivalents at end of year                                          $     805,201     $    783,146      $    593,025
                                                                                  =============     ============      ============

See accompanying notes to consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION
       ------------

       The Company is a holding company with no business operations of its own. The Company's only significant asset is its ownership of all of the common stock of GS Holdings, which owns all of the common and preferred stock of the Bank. The Company's principal business operations are conducted by the Bank and its subsidiaries.

       The Bank is a diversified financial services company that primarily serves consumers in California and, to a lesser extent, in Nevada. The Bank's principal business consists of operating retail branches that provide deposit products (for example demand, transaction and savings accounts), and sell investment products (for example mutual funds, annuities and insurance). In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale or retention, and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases commercial real estate, commercial banking and consumer loans for investment. Revenues are derived primarily from interest earned on loans and securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts and borrowings, and general and administrative expenses including compensation and benefits, occupancy and equipment, professional fees and other general and administrative expenses.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking and thrift industries. The following summarizes the more significant of these policies.

       A glossary of defined terms appears on page 84.

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

       (b) Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and other short-term investment securities with original maturities of three months or less. Savings and loan associations are required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for California Federal at December 31, 2001 was $52.3 million, which was met with vault cash of $112.2 million and cash reserves of $28.6 million. In addition, the Company held restricted cash related to escrows on loans held for sale of $63.5 million and $43.4 million at December 31, 2001 and 2000, respectively.

       (c) Securities and Mortgage-backed Securities

       The  Company's  investment  in  securities  consists  primarily  of  U.S.
government and agency securities and mortgage-backed securities. The Company classifies debt and equity securities, including mortgage-backed securities, into one of three categories: held-to-maturity, available-for-sale or trading securities. Securities held to maturity represent securities which management has the positive intent and ability to hold to maturity; these are carried at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. All other securities, including equity securities with readily determinable fair values, are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Declines in the value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Realized gains and

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses  on   securities   available   for  sale  are   computed  on  a  specific
identification basis and are accounted for on a trade-date basis.

       Securities available for sale include IO strips, some of which are accounted for as trading securities and reported at fair value and some of which are accounted for in accordance with EITF No. 99-20 with impairment charges recorded to income.

       Amortization  and  accretion  of  premiums  and  discounts   relating  to
mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages.

       (d) Loans Held for Sale, Net

       One to four unit residential loans originated and intended for sale in the secondary market which qualify for fair value hedging under SFAS No. 133 are carried at fair market value, less the values associated with servicing. Net unrealized gains and losses are recognized as a component of income.

       One to four unit residential loans originated and intended for sale in the secondary market which do not qualify for fair value hedging under SFAS No. 133 were carried at the lower of aggregate cost or fair market value based on quoted market prices for mortgage-backed securities backed by similar loans. Net unrealized losses were recognized in a valuation allowance by charges to income.

       Loans held for sale are valued based upon quoted market prices for mortgage-backed securities backed by similar loans.

       (e) Loans Receivable, Net

       Loans receivable, net, is stated at UPBs, less the allowance for loan losses, and net of deferred loan origination fees or costs and purchase discounts or premiums.

       Interest is accrued monthly at the loan's stated rate for loans on accrual status. Discounts or premiums on 1-4 unit residential loans are accreted or amortized to income using the interest method, generally over the remaining contractual loan period. Discounts or premiums on consumer and other loans are recognized over the lives of the loans using the interest method.

       Adjustable-rate mortgages comprise a significant portion of the Company's real estate loan portfolio. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. When such limits are applied, negative amortization occurs on certain adjustable-rate mortgages. See note 36.

       Charges to income increase the allowance for loan losses while charge-offs (net of recoveries) decrease it. Management periodically evaluates the adequacy of the allowance based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. Management uses assumptions consistent with those that would be used by unrelated buyers and sellers. For example, in determining the estimated fair value of a loan's collateral, management would consider occupancy, rental rates, and property expenses from industry sources. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: (a) the formula allowance, (b) specific allowances for identified problem loans and (c) the unallocated allowance. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic and environmental conditions, management assumptions about specific borrowers or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Loans that are contractually ninety days or more past due are placed on nonaccrual status, and the related accrued interest is charged off, or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

       (f) Securitized Loan Sales

       When the Company sells residential mortgage loans as part of a securitization transaction, it generally retains the servicing rights and one or more subordinated tranches, both of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions (credit losses, prepayment speeds and discount rates commensurate with the risks involved) applied by an independent company in its valuation analysis.

       (g) Auto One Loans

       The Company, through its subsidiary, Auto One, originates loans and also purchases loans individually and in groups. For loans purchased prior to July 1, 2001, the loans are grouped and accounted for in homogeneous pools based upon certain risk characteristics, including interest coupon rate, credit quality, and period of origination. At acquisition, the Company estimated the amount and timing of undiscounted Expected Cash Flows for each pool. For certain purchased pools of loans, the amount paid reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans in the pool. Accordingly, at acquisition, the Company recognized the excess of the Scheduled Contractual Cash Flows over the Expected Cash Flows as Nonaccretable Contractual Cash Flows. The excess of the Expected Cash Flows over the price paid - representing the Accretable Yield - is accreted into interest income over the remaining life of each pool.

       Over the life of each pool of loans purchased prior to July 1, 2001, the Company continues to estimate Expected Cash Flows. In the event a pool's actual cash flows plus the expected cash payments are less than the Expected Cash Flows estimated at the time of the purchase, the amount by which the current carrying value of the pool exceeds the present value of the expected cash flows discounted at the originally estimated internal rate of return is an impairment and requires an allocation of the allowance for loan losses established by provisions for loan losses. If the present value of a pool's expected remaining cash flows discounted at the originally estimated internal rate of return exceeds the current carrying value of the pool, the amount of the Accretable Yield is increased and the amount of the Nonaccretable Contractual Cash Flows is decreased by the amount the sum of a pool's expected remaining cash flows exceeds the sum of the remaining payments less the Nonaccretable Contractual Cash Flows. The adjusted Accretable Yield is accreted into interest income over the pool's remaining life using the interest method.

       All Auto One originated loans, and Auto One loans purchased after July 1, 2001 are recorded on a gross-coupon basis, rather than on a credit-adjusted yield basis. Accordingly, an allowance for loan losses is established for those loans when an adverse situation has occurred that will affect the borrower's ability to repay principal and interest.

       (h) Impaired Loans

       The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Any insignificant delay or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans that exhibit, among other characteristics, high

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, consumer loans, commercial banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process.

       Impairment is measured based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company measures collateral-dependent impaired loans based on the fair value of the loan's collateral, less disposal costs. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

       Cash receipts on impaired loans not performing according to contractual terms are generally applied to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance. Impairment losses are included in the allowance for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

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

       Forward loan sale commitments and related commitment fees, which are paid to investors for the right to deliver residential loans in the future at specified yield, are marked to market through earnings and included in derivative assets and liabilities. Prior to the adoption of SFAS No. 133 on January 1, 2001, these fees were deferred. Amounts were included in the recognition of gain (loss) on sale of loans as loans were delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any unused fees were recognized as an expense at the expiration of the commitment date, or earlier, if it was determined the commitment would not be filled.

       Other loan fees and charges, which represent income from the prepayment of loans, delinquent payment charges, and miscellaneous loan services, are recognized as income when collected.

       (j) Premises and Equipment, Net

       Land is carried at cost. Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Premises, equipment and leasehold improvements are depreciated to their residual value on a straight-line basis over the lesser of the lease term or the estimated useful lives of the various classes of assets. Maintenance and repairs on premises and equipment are charged to expense in the period incurred.

       Closed facilities of the Company and its subsidiaries are carried at fair value. In the case of leased premises that are vacated by the Company, a liability is recorded representing the difference between the net present value of future lease payments plus holding costs and the net present value of anticipated sublease income, if any, for the remaining term of the lease.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       (l) Intangible Assets

       Intangible assets, which primarily consist of the excess of cost over fair value of net assets acquired in business combinations accounted for as a purchase, are amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company periodically reviews the operations of the businesses acquired to determine that income from operations continues to support the recoverability of its intangible assets and the amortization periods used. See note 2(w), "Recent Accounting Pronouncements - Goodwill and Other Intangible Assets."

       (m) Mortgage Servicing Rights

       The Company purchases MSRs separately and acquires MSRs through the sale of loans it purchases or originates. Generally, purchased MSRs are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value, in accordance with SFAS No. 140 and SFAS No. 65. Originated MSRs are capitalized based on the relative fair value of the servicing right to the fair value of the loan and the servicing right and are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. In addition, the MSR carrying value is further adjusted for changes in fair value resulting from the application of hedge accounting, in accordance with SFAS No. 133. Changes in fair value are recorded in loan servicing fees.

       A portion of the cost of originating a mortgage loan is allocated to the mortgage servicing right based on its relative fair value. To determine the fair value of MSRs the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively, uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. See note 39 for more information on the valuation of MSRs.

       MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

       The Company evaluates the possible impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all MSRs and stratifies them into tranches based on the predominant risk characteristics of interest rate, loan type and investor type. If impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification tranche, by a charge to income. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

       The Company employs hedging techniques through the use of interest rate floors, interest rate swaptions, interest rate swaps and principal-only swaps to reduce the sensitivity of its earnings and value of its servicing rights to changing interest rates and borrower prepayments as further discussed in note
38. At the inception of the hedge and throughout the hedge period, high effectiveness of the hedge instruments is anticipated. Therefore, changes in the market value of the hedge instruments due to changes in the benchmark interest rate being hedged will substantially offset changes in the market value of MSRs due to these interest rate changes. Both the changes in the market value of the MSR and the offsetting related hedge instruments are marked to market through current income.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If high effectiveness did not exist, the hedge instruments would be considered speculative and would be marked to market with changes in market value reflected in current income, and the MSR carrying value would not be adjusted, except for any LOCOM adjustments required in accordance with SFAS No. 140.

       Since the adoption of SFAS No. 133, the Company's derivative contracts are carried at fair market value with changes in value reflected in income. Amounts paid and received under the terms of these contracts are recognized as income and expense when paid and received.

       Prior to the adoption of SFAS No. 133 on January 1, 2001, the premium paid by the Company on the interest rate floors and swaptions was amortized over the life of the contract. Amounts received or paid under the interest rate swaps, principal only swaps, interest rate floors, interest rate swaptions or terminated hedges were included in the carrying value of MSRs and were amortized as part of the basis in MSRs.

       (n) Gains/Losses on Sales, Settlement and Transfer of Loans, Net

       Mortgage loans are generally sold with the MSRs retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated MSRs. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

       Unrealized mark to market gains and losses on those loans held for sale, forward loan sale commitments and interest rate lock commitments which qualify as fair value hedges are recognized in income.

       In the normal course of business, the Company purchases loans held for investment at a discount. Proceeds received in settlement of loans in excess of the carrying value are included in gain on sale and settlement of loans, net.

       (o) Servicing Fee Income

       Servicing fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with FNMA, FHLMC, GNMA and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. The amortization of and valuation provisions for MSRs and Pass-through Interest Expense are netted against servicing fee income.

       (p) Derivatives

       The Company adopted SFAS No. 133 on January 1, 2001. In connection with the adoption of this pronouncement, the Company reclassified $1.2 billion in securities from held-to-maturity to available-for-sale, which had the effect of improving the OCI component of stockholders' equity by $30.4 million. The effect on pre-tax net income from the adoption was an increase of $1.0 million. In accordance with the transition provisions of SFAS No. 133, the Company recorded a transition adjustment of $44.6 million (net of $30.8 million in taxes), (as a decrease in equity) in OCI in a manner similar to a cumulative effect of a change in accounting principle. The transition adjustment was the initial amount necessary to adjust the carrying values of certain derivative instruments (that qualified as cash flow hedges) to fair value to the extent that the related hedge transactions had not yet been recognized. In accordance with SFAS No. 133, derivative assets represent contracts with a positive fair value (where the counterparty would owe the Company money) and derivative liabilities represent contracts with a negative fair value (where the Company would owe the counterparty money).

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company uses interest rate derivative financial instruments (interest rate swaps, interest rate floors, interest rate swaptions and principal only swaps) primarily to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes caused by declining interest rates and to hedge against the interest rate risk inherent in floating-rate FHLB advances and reverse repos. These instruments serve to reduce the Company's exposure to movements in interest rates, both at inception and throughout the hedge period. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities, that expose the Company to interest rate risk at the consolidated level.

       Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments.

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

       Beginning January 1, 2001, in accordance with SFAS No. 133, hedges of FHLB advances and reverse repos are generally accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and OCI. MSR hedges are accounted for as fair value hedges, with changes in fair value recorded in derivative assets or liabilities and loan servicing fees. Rate lock commitments and hedges of forward loan sales are recorded at fair value, with changes in fair value recorded in derivative assets or liabilities and gain
(loss) on sale of loans, net. MSR hedging instruments are marked to market through earnings and included in derivative assets and liabilities. The fair market value is recorded based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. Prior to January 1, 2001, hedge-related premiums were classified on the balance sheet with the hedged asset or liability at the time the premium was paid. These premiums were amortized to net loan servicing fee income over the life of the contract.

       Prior to January 1, 2001, interest rate swaps that hedged borrowings were accounted for under the "accrual method." Interest rate floors, swaptions, principal only swaps and interest rate swaps that hedged MSRs were accounted for under the "deferral method." Under the accrual method, the net interest payment due or owed under the instrument was recognized over the life of the contract in net interest income. Under the deferral method, realized gains or losses, or payments made or received on the derivative financial instrument, were reported as adjustments to the carrying value of the hedged asset or liability. There was no recognition under either method on the balance sheet for changes in the fair value of the derivatives.

       Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Prior to the Golden State Merger, for federal income tax purposes, Parent Holdings and FN Holdings were members of the Mafco Group, and accordingly, their federal taxable income or loss prior to the Golden State Acquisition was included in the consolidated federal income tax return filed by Mafco. Parent Holdings may also be included in certain state and local income tax returns of Mafco or its subsidiaries. The FN Holdings tax sharing agreement with Mafco provided that income taxes be based on the separate results of FN Holdings. The agreement generally provided that FN Holdings would pay Mafco amounts equal to the taxes that FN Holdings would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provided that FN Holdings would be entitled to take into account any net operating loss carryovers in determining its tax liability. The agreement also provided that Mafco pay FN Holdings amounts equal to tax refunds FN Holdings would be entitled to if it had always filed a separate company tax return. Parent Holdings did not enter into any tax sharing agreements with Mafco.

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

       (r) Issuable Shares

       Golden State will accrue and distribute Issuable Shares to GSB Investments, as successor to First Gibraltar, and Hunter's Glen based on: (a) the use by the combined company of certain tax benefits resulting from net operating loss carryforwards of the consolidated group of which Parent Holdings was a part, and the realization of certain other tax assets and liabilities of Golden State and Parent Holdings and (b) California Federal's net after-tax recovery in certain specified litigation, including a percentage of the net after-tax recovery, if any, in the California Federal Goodwill Litigation (following payment by California Federal of all amounts due, if any, to the holders of the CALGZs and the CALGLs and the retention of certain amounts of such recovery by the Bank).

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       (s) Stock Compensation Plan

       SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Golden State's stock option plan established for the benefit of the Bank's employees have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them. Compensation expense related to restricted stock issued under Golden State's stock plan is recognized on a straight line basis over the vesting period for each tranche of the award, with a corresponding increase to additional paid-in capital. Dividends on unvested restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. The Company uses the accounting methodology prescribed in APB Opinion No. 25 and complies with the disclosure requirements of SFAS No. 123.

       (t) Earnings per Common Share

       Basic earnings per common share includes the dilutive effect of Issuable Shares, but excludes the dilutive effect of stock options, restricted stock and warrants. The dilutive effect of stock options, restricted stock and warrants issued prior to September 11, 1998 (which are convertible into the right to receive both shares of Golden State Common Stock and LTW(TM)s) used to compute diluted earnings per share, is based on the average market prices of Golden
State's Common Stock and LTW(TM)s for the period. The dilutive effect of Issuable Shares (used in both the basic and diluted earnings per share computation), stock options, restricted stock and warrants issued after September 11, 1998 is based solely on the average market price of Golden State's Common Stock for the period as such shares are not eligible to receive LTW(TM)s upon issuance. Basic earnings per common share is computed by dividing net income available to common stockholders by the average number of common shares outstanding during the period, including the dilutive effect of Issuable Shares, as appropriate. Diluted earnings per common share is computed by dividing net income available to common stockholders by the average number of common shares outstanding during the period, including the dilutive effect of Issuable Shares, stock options, restricted stock and warrants outstanding during the period.

       (u) Off-balance Sheet Activities

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

       (v) Management's Use of Estimates

       The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and
(c) the reported amounts of revenues and expenses during the reported period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, allowances for loan losses, loans held for sale, MSRs, intangible assets, income taxes, post-retirement benefits, contingencies and litigation. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan losses and MSRs. For more information on the assumptions used in making these estimates, refer to notes 2(e), 2(m), 16 and 38.

       (w) Recent Accounting Pronouncements

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

       The accounting, disclosure and financial statement provisions of SFAS No. 141 became effective for business combinations initiated after June 30, 2001, and has not materially impacted the Company's current financial condition or operating results.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       An acquired intangible asset other than goodwill would be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 144.

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

       SFAS No. 142 is effective for the Company on January 1, 2002.

       Management has reviewed the records from the Company's various acquisitions. At December 31, 2001, the Company's $640.8 million intangible asset includes $1.0 million representing a core deposit intangible and $49.4 million representing goodwill generated pursuant to SFAS No. 72. The remaining $590.4 million of this asset balance represents goodwill that will cease to be amortized as of January 1, 2002 pursuant to SFAS No. 142. As a result of the implementation of SFAS No. 142, management expects GAAP earnings to increase by $13.9 million per quarter in 2002.

       ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

       In June 2001, the FASB issued SFAS No. 143, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material impact on the Company's financial condition or operating results.

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

       The accounting, disclosure and financial statement provisions of SFAS No. 144 are effective for financial statements issued for the Company beginning January 1, 2002. The provisions of the Statement generally are to be applied prospectively.

       The implementation of SFAS No. 144 is not expected to materially impact the Company's financial condition or operating results.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    ACQUISITIONS AND DIVESTITURES
       -----------------------------

       GOLDEN STATE ACQUISITION

       On September 11, 1998, pursuant to the Golden State Merger agreement, Parent Holdings and Hunter's Glen completed the Golden State Merger, accounted for under the purchase method of accounting.

       Pursuant to the Golden State Merger agreement, First Gibraltar, the parent company of Parent Holdings, and Hunter's Glen, a 20% minority shareholder of FN Holdings, received at the closing of the Golden State Acquisition, in consideration of their interests as stockholders of Parent Holdings and FN Holdings, 56,722,988 shares of Golden State Common Stock, that constituted, in the aggregate, 47.9% of the common stock outstanding, immediately after giving effect to the Golden State Acquisition. In connection with the Golden State Merger, the Hunter's Glen minority interest in FN Holdings was extinguished. Subsequent to the Golden State Merger, GSB Investments, an indirect subsidiary of Mafco Holdings Inc., became the successor to First Gibraltar under the Golden State Merger agreement and the owner of the shares of common stock previously held by First Gibraltar.

       At September 11, 1998, Glendale Federal had total assets of approximately $18.9 billion and deposits of $11.3 billion and operated 181 branches and 26 loan offices in California. Excess cost over fair value of net assets acquired in the Golden State Acquisition totalled $354.8 million. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

       Merger and integration costs associated with the Golden State Acquisition was $7.7 million for the year ended December 31, 1999, including severance for terminated California Federal employees, expenses for California Federal branch closures, and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period. No such expenses were incurred during 2001 or 2000.

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

       During the year ended December 31, 2000, the Company recorded adjustments to reduce intangible assets by $2.3 million related to a tax refund for periods prior to the Golden State Acquisition and to increase intangible assets by $2.1 million to "true-up" the deferred tax asset. No adjustments were made in 2001 for the Golden State Acquisition.

       AUTO ONE ACQUISITION

       On November 16, 2001, the Bank purchased the remaining 20% interest in its subsidiary, Auto One, for $9 million, which was recorded as goodwill.

       DOWNEY ACQUISITION

       On February 29, 2000, Auto One closed the Downey Acquisition with prime auto loans of approximately $370 million. Intangible assets of $7.7 million were recorded in connection with this acquisition.

       NEVADA BRANCH PURCHASE

       On April 16, 1999, the Bank consummated the Nevada Purchase with deposits of approximately $543 million. An unidentifiable intangible asset of $50.7 million was recorded in connection with this acquisition.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       CAL FED ACQUISITION

       On January 3, 1997, pursuant to the Merger Agreement among FN Holdings, Cal Fed and Old California Federal, FN Holdings completed the Cal Fed Acquisition. At December 31, 1996, Old California Federal had total assets of approximately $14.1 billion and deposits of $8.9 billion, and operated 119 branches in California and Nevada. Excess cost over fair value of net assets acquired in the Cal Fed Acquisition totalled $397.6 million. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's consolidated statements of income.

       During 1999, the Company recorded an adjustment to reduce other liabilities and excess cost over fair value of net assets acquired by $38.2 million, related to a tax refund for periods prior to January 3, 1997. During 2000, the Company recorded adjustments to reduce other liabilities and excess cost over fair value of net assets acquired by $52.1 million as a result of a "true-up" the deferred tax asset, $21.0 million related to the reversal of state deferred taxes and $180 thousand related to receipt of a tax refund for periods prior to the Cal Fed Acquisition. During 2001, the Company recorded adjustments to increase other liabilities and excess cost over fair value of net assets acquired by $416 thousand for tax deficiencies for periods prior to the Cal Fed Acquisition.

       SERVICING SALE

       During April 1999, the Bank's wholly-owned mortgage banking subsidiary, FNMC, sold servicing rights on approximately 49,000 loans with a UPB of $2.0 billion, recognizing a pre-tax gain of $16.3 million.

       PURCHASE ACCOUNTING ADJUSTMENTS

       Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the interest method over the estimated remaining lives of the respective assets and liabilities.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       ------------------------------------------------

                                                                                       Year Ended December 31,
                                                                             -------------------------------------------
                                                                                2001            2000             1999
                                                                             ----------     ------------      ----------
                                                                                            (in thousands)
Cash paid (received) for:
     Interest                                                                $2,827,012      $2,881,704       $2,255,685
     Income taxes, net                                                          220,212         (37,858)           9,608

Non-cash activities:
     Reclassification of mortgage-backed securities from the
       available-for-sale portfolio to the held-to-maturity portfolio                --       1,055,611               --
     Reclassification of securities from the available-for-sale
       portfolio to the held-to-maturity portfolio                                   --         445,000               --
     Principal reductions to loans due to foreclosure                            30,990          47,175          101,692
     Loans made to facilitate the sale of real estate                             1,631           5,433           10,039
     Loans exchanged for mortgage-backed securities                                  --         116,517          227,099
     Reclassification of loans from loans held for sale
       to loans receivable                                                        6,542          77,913          110,313
     Reclassification of loans receivable to loans held for sale                160,999              --               --
     Reclassification of mortgage-backed securities
       to loans held for sale                                                        --           1,052               --
     Reduction of previously accrued severance
       and contract termination costs                                                --              --           18,908
     True-up of deferred tax asset                                                   --              --           18,146
     Reduction of valuation allowance of deferred tax asset                          --         211,738               --
     Adjustment to initial dividend of tax benefits to
       former parent due to deconsolidation                                          --              --          (15,519)
     Reclassification of Litigation Tracking Warrants
       owned by the Bank                                                             --              --           (1,987)
     Adjustment to contribution receivable from
       GSB Investments and Hunter's Glen in respect
       of their proportionate ownership of the
       California Federal Goodwill Litigation Asset                                 658           3,451          (24,081)
     Issuable Shares (usage of pre-merger NOLs)                                  98,217         166,484          197,562
     Adjustment to additional paid-in capital and Issuable Shares
       for changes to tax benefits                                               14,422              --               --
     Issuable Shares adjustment for tax refund and related interest                  --           1,389               --
     Adjustment to pre-merger tax benefits retained by previous
       owners of FN Holdings                                                    (24,694)        (39,305)              --
     Impact of restricted common stock                                            3,458           3,175              477
     Distribution of Issuable Shares                                            (20,000)       (100,000)          (5,540)
     Extinguishment of Issuable Shares:
       Reduction of Issuable Shares                                             (11,000)        (53,312)              --
       Increase to other liabilities                                                700          38,911               --
       Increase to additional paid-in capital                                    10,300          14,401               --
       Reversal of previously capitalized costs - 2000 extinguishment of
          Issuable Shares                                                           998              --               --
     Adjustment to Golden State Acquisition purchase price                           --              --          (12,380)
     Reclassification of mortgage-backed securities from the
       held-to-maturity portfolio to the available-for-sale portfolio
       upon the adoption of SFAS No. 133                                      1,067,933              --               --
     Reclassification of securities from the held-to-maturity
       portfolio to the available-for-sale portfolio upon the
       adoption of SFAS No. 133                                                  84,984              --               --
     Reclassification of derivative assets ($173.6 million) and derivative liabilities ($8.8 million) related to MSRs at fair value
       upon the adoption of SFAS No. 133                                        164,767              --               --

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    RECLASSIFICATION OF SECURITIES
       ------------------------------

       On January 1, 2001, the Company reclassified $1.1 billion and $85.0 million carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from securities held to maturity to their respective available-for-sale portfolios, as permitted upon the adoption of SFAS No. 133. The net unrealized loss related to these securities of $30.4 million, which was recorded in OCI upon their initial transfer to the held-to-maturity portfolio in April 2000, was reclassified from accumulated other comprehensive loss, and the securities were subsequently marked to market in accordance with SFAS No. 115.

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

(6)    SECURITIES AVAILABLE FOR SALE
       -----------------------------

       Securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                            December 31, 2001
                                                  ---------------------------------------------------------------------
                                                                   Gross          Gross           Net
                                                  Amortized      Unrealized     Unrealized     Unrealized     Carrying
                                                    Cost           Gains          Losses         Gain           Value
                                                    ----           -----          ------         -----          -----
Marketable equity securities                       $    681        $  265         $  --          $ 265         $    946
U.S. government and agency obligations               29,190           180            --            180           29,370
Municipal securities                                 85,377           678          (259)           419           85,796
                                                   --------        ------         -----          -----         --------
         Total                                     $115,248        $1,123         $(259)           864         $116,112
                                                   ========        ======         =====                        ========
Estimated tax effect                                                                              (353)
                                                                                                 -----
     Net unrealized holding gain in
         stockholders' equity                                                                    $ 511
                                                                                                 =====

                                                                            December 31, 2000
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
                                                                                                ========

       The weighted average stated interest rates on securities available for sale were 3.55%, 6.21% and 6.24% at December 31, 2001, 2000 and 1999,
respectively.

       The following represents a summary of the amortized cost, estimated fair value (carrying value) and weighted average yield of securities available for sale with related maturities (dollars in thousands):

                                                                             December 31, 2001
                                                               ---------------------------------------------
                                                                                 Estimated          Weighted
                                                               Amortized           Fair             Average
                                                                 Cost              Value             Yield
                                                                 ----            ---------          --------
       Marketable equity securities                             $    681          $    946            4.83%
       U.S. government and agency obligations:
           Maturing within 1 year                                 23,095            23,098            1.81
           Maturing after 1 year but within 5 years                6,095             6,272            4.76
       Municipal securities:
           Maturing after 5 years but within 10 years             19,828            19,869            4.79
           Maturing after 10 years                                65,549            65,927            5.12
                                                                --------          --------
              Total                                             $115,248          $116,112            4.38%
                                                                ========          ========

       At December 31, 2001, U.S. government and agency obligations available for sale of $26.9 million were pledged as collateral for various obligations, none of which were pledged to creditors with the right to sell or repledge. See note 36.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    SECURITIES HELD TO MATURITY
       ---------------------------

       Securities held to maturity consisted of the following (in thousands):

                                               December 31, 2001
                     ----------------------------------------------------------------------
                                                                     Net
                     Amortized      Unrealized     Unrealized     Unrealized     Estimated
                       Cost            Gains         Losses       Gain (Loss)    Fair Value
                     ---------      ----------     ----------     -----------    ----------
Commercial paper      $30,602          $--            $--            $--           $30,602
                      =======          ===            ===            ===           =======

                                                                        December 31, 2000
                                               ----------------------------------------------------------------------
                                                                                              Net
                                               Amortized      Unrealized     Unrealized     Unrealized     Estimated
                                                 Cost            Gains         Losses       Gain (Loss)    Fair Value
                                               ---------      ----------     ----------     ----------     ----------
Municipal securities                            $511,532       $6,153        $ (3,085)      $  3,068       $514,600
Commercial paper                                  75,971           --              --             --         75,971
                                                --------       ------        --------       --------       --------
         Total                                  $587,503       $6,153        $ (3,085)      $  3,068       $590,571
                                                ========       ======        ========       ========       ========
Securities included above transferred
     from available-for-sale                    $497,894       $   --        $(52,894)      $(52,894)      $445,000
                                                ========       ======        ========                      ========
Estimated tax effect                                                                          21,607
Amortization of unrealized holding loss                                                        2,289
                                                                                            --------
     Net unrealized holding loss in
         stockholders' equity                                                               $(28,998)
                                                                                            ========

                                                       December 31, 1999
                             -----------------------------------------------------------------------
                                                                              Net
                             Amortized      Unrealized     Unrealized      Unrealized     Estimated
                               Cost            Gains         Losses        Gain (Loss)    Fair Value
                             ---------      ----------     ----------      -----------    ----------
Municipal securities         $ 84,727          $415         $(5,323)        $(4,908)       $ 79,819
Commercial paper              100,630            --              --              --         100,630
                             --------          ----         --------        -------        --------
         Total               $185,357          $415         $(5,323)        $(4,908)       $180,449
                             ========          ====         =======         =======        ========

       The weighted average stated interest rates on securities held to maturity were 2.37%, 5.95% and 4.89% at December 2001, 2000 and 1999, respectively. The entire balance of securities held to maturity at December 31, 2001, which had a weighted average yield of 2.37%, matures within one year.

       At December 31, 2001, commercial paper investments of $30.3 million were held in reserve with third-party trustees to guarantee credit enhancements on loans transferred as part of securitization transactions by the Bank. See note 36.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
       ---------------------------------------------

       The following table provides details on MBS sales (in thousands):

                                                  Year Ended December 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------     ----------     --------

       Proceeds from sales                 $788,564     $1,367,666     $193,732
       Carrying value                       771,230      1,385,802      193,732
                                           --------     ----------     --------
          Net gain (loss) on sales (a)     $ 17,334     $  (18,136)    $     --
                                           ========     ==========     ========
       ----------
       (a) Net gain (loss) on sales represents gross gains in 2001 and gross gains of $19.6 million and gross losses of $1.5 million in 2000.

       Mortgage-backed securities available for sale and the related unrealized gain or loss consisted of the following (in thousands):

                                                                       December 31, 2001
                                           --------------------------------------------------------------------------
                                                                                              Net
                                           Amortized       Unrealized      Unrealized      Unrealized       Carrying
                                             Cost            Gains           Losses        Gain (Loss)        Value
                                             ----            -----           ------        -----------      --------
GNMA                                       $  388,888       $  3,991        $  (249)       $  3,742         $  392,630
FNMA                                        1,052,686         10,905         (2,254)          8,651          1,061,337
FHLMC                                         418,820          4,730           (518)          4,212            423,032
Other mortgage-backed securities              200,130            205         (2,110)         (1,905)           198,225
Collateralized mortgage
    obligations                             4,884,717         85,833         (4,062)         81,771          4,966,488
Other - trading securities (IO
    strips)                                    16,191             --             --              --             16,191
                                           ----------       --------        -------        --------         ----------
         Total                             $6,961,432       $105,664        $(9,193)         96,471         $7,057,903
                                           ==========       ========        =======                         ==========
Estimated tax effect                                                                        (39,409)
                                                                                           --------
    Net unrealized holding gain in
       stockholders' equity                                                                $ 57,062
                                                                                           ========

                                                                       December 31, 2000
                                            -------------------------------------------------------------------------
                                                                                             Net
                                            Amortized      Unrealized     Unrealized     Unrealized        Carrying
                                              Cost           Gains          Losses       Gain (Loss)         Value
                                              ----           -----          ------       -----------         -----
GNMA                                        $  385,906      $   152        $ (4,050)       $ (3,898)       $  382,008
FNMA                                         1,327,352        3,429          (7,648)         (4,219)        1,323,133
FHLMC                                          534,498        2,395            (467)          1,928           536,426
Other mortgage-backed securities               338,405        1,156          (2,053)           (897)          337,508
Collateralized mortgage obligations          7,330,167       11,679         (54,098)        (42,419)        7,287,748
                                            ----------      -------        --------        --------        ----------
         Total                              $9,916,328      $18,811        $(68,316)        (49,505)       $9,866,823
                                            ==========      =======        ========                        ==========
Estimated tax effect                                                                         20,223
                                                                                           --------
    Net unrealized holding loss in
       stockholders' equity                                                                $(29,282)
                                                                                           ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       December 31, 1999
                                           --------------------------------------------------------------------------
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
                                                                                         =========


       The following represents a summary of the amortized cost, estimated fair value (carrying value), weighted average yield and weighted average life of mortgage-backed securities available for sale (dollars in thousands):

                                                                        December 31, 2001
                                              --------------------------------------------------------------------
                                                                  Estimated           Weighted            Weighted
                                              Amortized             Fair               Average             Average
                                                Cost                Value               Yield               Life
                                                ----                -----               -----               ----
                                                                                                         (in years)
GNMA                                          $  388,888          $  392,630             6.81%              22.8
FNMA                                           1,052,686           1,061,337             6.26               21.7
FHLMC                                            418,820             423,032             6.75               20.5
Other mortgage-backed securities                 200,130             198,225             6.64               20.0
Collateralized mortgage obligations            4,884,717           4,966,488             6.36               23.8
Other - trading securities (IO strips)            16,191              16,191            13.62               28.8
                                              ----------          ----------
         Total                                $6,961,432          $7,057,903             6.42%              23.2
                                              ==========          ==========


       The weighted average stated interest rates on mortgage-backed securities available for sale were 6.46%, 6.89% and 6.62% at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, mortgage-backed securities available for sale included securities totalling $0.4 billion, $0.7 billion and $0.9 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolios.

       At December 31, 2001, 2000 and 1999, mortgage-backed securities available for sale included $1.8 billion, $3.0 billion and $4.3 billion, respectively, of variable-rate securities.

       At December 31, 2001, mortgage-backed securities available for sale of $3.9 billion were pledged as collateral for FHLB advances and securities sold under agreements to repurchase, $1.6 billion of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 18, 19 and 36. Further, at December 31, 2001, mortgage-backed securities available for sale with a carrying value of $776.8 million were pledged for various other obligations and include $127.0 million in securities pledged to FNMA associated with the sales of certain securitized multi-family loans as further discussed in note 36.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)    MORTGAGE-BACKED SECURITIES HELD TO MATURITY
       -------------------------------------------

       Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                             December 31, 2001
                                         ------------------------------------------------------------------------------
                                                                                               Net
                                           Amortized       Unrealized      Unrealized       Unrealized       Estimated
                                             Cost            Gains           Losses        Gain (Loss)      Fair Value
                                             ----            -----           ------        -----------      ----------
FHLMC                                     $   86,504       $ 3,188            $--            $ 3,188         $   89,692
FNMA                                       1,297,948        22,862             --             22,862          1,320,810
Other mortgage-backed securities                 661           --              (6)                (6)               655
                                          ----------       ---- ---           ---            -------         ----------
         Total                            $1,385,113       $26,050            $(6)           $26,044         $1,411,157
                                          ==========       =======            ===            =======         ==========

                                                              December 31, 2000
                                              -----------------------------------------------------------------------
                                                                                               Net
                                               Amortized      Unrealized     Unrealized    Unrealized      Estimated
                                                 Cost           Gains          Losses      Gain (Loss)     Fair Value
                                                 ----           -----          ------      -----------     ----------
GNMA                                           $  237,437       $ 6,309       $ (1,204)      $  5,105       $  242,542
FHLMC                                             234,969         7,785             (2)         7,783          242,752
FNMA                                            2,413,331        60,771           (589)        60,182        2,473,513
Other mortgage-backed securities                      875            --             (5)            (5)             870
                                               ----------       -------       --------       --------       ----------
         Total                                 $2,886,612       $74,865       $ (1,800)      $ 73,065       $2,959,677
                                               ==========       =======       ========       ========       ==========
Securities included above transferred
     from available-for-sale                   $1,110,920       $   628       $(55,937)      $(55,309)      $1,055,611
                                               ==========       =======       ========                      ==========
Estimated tax effect                                                                           22,594
Amortization of unrealized holding loss                                                         2,341
                                                                                             --------
    Net unrealized holding loss in
         stockholders' equity                                                                $(30,374)
                                                                                             ========

                                                             December 31, 1999
                                               -----------------------------------------------------------------------
                                                                                                Net
                                               Amortized      Unrealized     Unrealized     Unrealized      Estimated
                                                 Cost           Gains          Losses       Gain (Loss)     Fair Value
                                                 ----           -----          ------       -----------     ----------
FHLMC                                          $  161,129       $ 3,801       $     --        $ 3,801       $  164,930
FNMA                                            1,987,428        16,687        (20,170)        (3,483)       1,983,945
Other mortgage-backed securities                    1,139            --             --             --            1,139
                                               ----------       -------       --------         ------       ----------
         Total                                 $2,149,696       $20,488       $(20,170)       $   318       $2,150,014
                                               ==========       =======       ========        =======       ==========



















       The following represents a summary of the amortized cost (carrying value), estimated fair value, weighted average yield and weighted average life of mortgage-backed securities held to maturity (dollars in thousands):

                                                              December 31, 2001
                                                 -------------------------------------------------------------------
                                                                    Estimated           Weighted           Weighted
                                                 Amortized            Fair              Average            Average
                                                   Cost               Value              Yield              Life
                                                   ----               -----              -----              ----
                                                                                                          (in years)
FHLMC                                            $   86,504        $   89,692             7.24%              19.7
FNMA                                              1,297,948         1,320,810             6.46               15.3
Other mortgage-backed securities                        661               655            12.61               13.8
                                                 ----------        ----------
         Total                                   $1,385,113        $1,411,157             6.51%              15.5
                                                 ==========        ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The weighted average stated interest rates on mortgage-backed securities held to maturity were 6.46%, 7.45% and 6.92% at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, mortgage-backed securities held to maturity included securities with carrying values totalling $1.4 billion, $1.8 billion and $2.1 billion, respectively, which resulted from the securitization with FNMA and FHLMC of certain qualifying mortgage loans from the Bank's, Old California Federal's, Glendale Federal's and San Francisco Federal's loan portfolio with full recourse to the Bank.

       At December 31, 2001, 2000 and 1999, mortgage-backed securities held to maturity included $1.3 billion, $1.8 billion and $2.1 billion, respectively, of variable-rate securities.

       At December 31, 2001, mortgage-backed securities held to maturity of $0.9 billion were pledged as collateral for various obligations, $0.8 billion of which were pledged to creditors who have the right to sell or repledge the collateral. See notes 18, 19 and 36. Further, at December 31, 2001, mortgage-backed securities held to maturity with a carrying value of $146.8 million were pledged for various other obligations. See note 36.

(10)   LOANS RECEIVABLE, NET
       ---------------------

       Loans receivable, net, included the following (in thousands):

                                                                                          December 31,
                                                                                ---------------------------------
                                                                                   2001                  2000
                                                                                -----------           -----------
       Real estate loans:
          1-4 unit residential                                                  $29,546,035           $30,828,368
          Multi-family residential                                                4,130,287             3,569,228
          Commercial real estate                                                  2,354,919             2,487,093
          Land                                                                       14,055                22,384
          Construction                                                                2,495                 7,416
                                                                                -----------           -----------
             Total real estate loans                                             36,047,791            36,914,489
                                                                                -----------           -----------
       Equity-line                                                                  639,297               538,524
       Other consumer loans                                                         283,434               302,559
       Auto loans, net (a)                                                        1,917,591             1,567,257
       Commercial loans                                                             693,114               557,796
                                                                                -----------           -----------
             Total consumer and other loans                                       3,533,436             2,966,136
                                                                                -----------           -----------
             Total loans receivable                                              39,581,227            39,880,625
       Deferred loan fees, costs, discounts and premiums, net                       243,120               229,962
       Allowance for loan losses                                                   (497,298)             (526,308)
       Purchase accounting adjustments, net                                           8,574                 8,535
                                                                                -----------           -----------
             Total loans receivable, net                                        $39,335,623           $39,592,814
                                                                                ===========           ===========

       ------------
       (a) $766.0 million and $632.4 million of this portfolio represents prime product as of December 31, 2001 and 2000, respectively. The prime product is 40% of the total portfolio balance at each date.

       At December 31, 2001, $27.1 billion in residential loans, $3.6 billion in multi-family loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances as discussed in notes 19 and 36.

       As a result of the Golden State and Cal Fed Acquisitions, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 2001 totalled $2.0 billion. No loans were sold with recourse during the years ended December 31, 2001, 2000 and 1999. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (included in other liabilities) for estimated losses related to these potential obligations. At December 31, 2001, such liability totalled $23.7 million.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Auto loans purchased at a discount related to credit quality are included in the balance sheet amount of loans receivable as follows (in thousands):

                                                                                      December 31,
                                                                               --------------------------
                                                                                  2001            2000
                                                                               ----------      ----------
       Auto loans:  contractual payments receivable                            $1,885,168      $2,124,182
       Accretable Yield                                                          (136,515)       (232,635)
       Nonaccretable Contractual Cash Flows                                      (336,073)       (334,878)
                                                                               ----------      ----------

       Loans purchased at a discount relating to credit quality, net           $1,412,580      $1,556,669
                                                                               ==========      ==========

       Nonaccretable Contractual Cash Flows represents contractual principal and interest cash flows that the Company determined, at acquisition, it was probable the Company would be unable to collect. The decrease in Accretable Yield in 2001 is primarily due to fewer loan additions using the accretable yield methodology, offset in part by higher payments and payoffs.

                                                                                    Nonaccretable
                                                                 Accretable          Contractual
                                                                   Yield             Cash Flows
                                                                 ----------         -------------
                                                                        (in thousands)
       Balance at December 31, 1998                              $ (88,145)          $(121,334)
          Addition - purchases                                    (114,640)           (163,816)
          Accretion                                                 80,432                  --
          Allocation from allowance for loan losses                     --              (7,339)
          Eliminations                                              (1,591)             89,488
                                                                 ---------           ---------
       Balance at December 31, 1999                               (123,944)           (203,001)
          Addition - purchases                                    (266,800)           (267,155)
          Accretion                                                145,942                  --
          Reclassification                                          18,565             (18,565)
          Charge-offs                                               (6,398)                 --
          Eliminations                                                  --             153,843
                                                                 ---------           ---------
       Balance at December 31, 2000                               (232,635)           (334,878)
          Addition - purchases                                    (125,394)           (154,346)
          Accretion                                                202,861                  --
          Reclassification                                          30,472             (30,472)
          Charge-offs                                              (11,819)                 --
          Eliminations                                                  --             183,623
                                                                 ---------           ---------
       Balance at December 31, 2001                              $(136,515)          $(336,073)
                                                                 =========           =========

       During the year ended December 31, 2001 and 2000, the Company incurred losses totalling $11.8 million and $6.4 million, respectively, on loans purchased at a discount as a result of pool impairment. These losses are reflected as charge-offs. During the fourth quarter of 1999, the Company incurred losses of $7.3 million on loans purchased at a discount by increasing the allocated allowance for loan losses relative to such loans. No loss allowance was acquired from predecessor institutions in connection with the Downey Acquisition. No loss accruals were reversed in 2001, 2000 or 1999.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following table presents loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                                         December 31,
                                                   ------------------------
                                                     2001            2000
                                                   --------        --------

       Nonaccrual loans:
            Real estate loans:
               1-4 unit residential                $ 75,078        $ 88,650
               Multi-family residential                 491           3,253
               Commercial and other                   3,786           1,509
               Land                                      --              84
               Construction                              --              68
                                                   --------        --------
                  Total real estate                  79,355          93,564
            Non-real estate:
               Auto One                              10,878           5,721
               Commercial banking                     9,759          14,986
               Consumer                                 600             768
                                                   --------        --------
                  Total non-real estate              21,237          21,475
                                                   --------        --------
                      Total nonaccrual loans       $100,592        $115,039
                                                   ========        ========

       For loans on nonaccrual status, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") (in thousands):

                                                           Year Ended December 31,
                         -------------------------------------------------------------------------------------------
                                    2001                            2000                           1999
                         -------------------------       --------------------------      ---------------------------
                         Recognized    Contractual       Recognized     Contractual      Recognized      Contractual
Nonaccrual loans          $6,177          $9,968           $4,743           $7,385         $6,410          $10,864

       Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                                                 December 31,
                                                                 ---------------------------------------------
                                                                   2001              2000               1999
                                                                 --------          --------           --------
       Balance - beginning of year                               $526,308          $554,893           $588,533
       Provision for loan losses                                       --                --             10,000
       Charge-offs                                                (32,002)          (33,477)           (40,312)
       Recoveries                                                   3,122             4,892              4,681
       Reclassifications (a)                                         (130)               --               (670)
       Allocation to Nonaccretable Contractual
          Cash Flows of purchased auto loan portfolio                  --                --             (7,339)
                                                                 --------          --------           --------
       Balance - end of year                                     $497,298          $526,308           $554,893
                                                                 ========          ========           ========

       -----------
       (a) The reclassification of $130 thousand for the year ended December 31, 2001 relates to loans transferred to the held-for-sale portfolio. The reclassification of $670 thousand for the year ended December 31, 1999 represents an adjustment resulting from the acquisition of loans from GSAC.

       At December 31, 2001, $29.0 billion, or 80.3%, of the Company's real estate loan portfolio was collateralized by properties located in California. The financial condition of the Company is affected by interest rates and real estate market conditions, both of which are volatile. Any downturn in the economy could reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations. Accordingly, if interest rates rise or real estate market values decline, particularly in California, the

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.

(11)   SECURITIZED LOAN SALES
       ----------------------

       In years prior to 2000, the Company entered into certain securitization transactions, which resulted in the recording of residual interests on the Company's books. The Company has securitized interests in residential real estate loans. When the Company securitized assets, it retained interest-only strips, subordinated tranches and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Gains upon sale of the assets depend, in part, on the Company's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and interests retained.

       At December 31, 2001, key economic assumptions and sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

                                                                                  Residential Adjustable-Rate
                                                                                         Mortgage Loans
                                                                                  ---------------------------
       Fair value of retained interests (a)                                               $146,782
       Weighted average life (in years)                                                       4.01

       Prepayment speed assumption (annual rate)                                             17.63%
          Impact on fair value of 10% adverse change                                      $    (46)
          Impact on fair value of 20% adverse change                                      $    (91)

       Expected credit losses (annual rate)                                                  (0.25)%
          Impact on fair value of 10% adverse change                                      $    (37)
          Impact on fair value of 20% adverse change                                      $    (74)

       Bond equivalent effective yield discount rate (semi-annual compounding)                4.75%
          Impact on fair value of 10% adverse change                                      $   (734)
          Impact on fair value of 20% adverse change                                      $ (1,469)

       -----------
       (a)    Excludes cash reserve accounts of $11.2 million.

       The following table presents quantitative information about delinquencies and net credit losses for securitized financial assets managed by the Company (in thousands):

                                                              Principal Amount of
                                        Total Principal        Loans 60 Days or                 Net Credit
                                       Amount of Loans        More Past Due (a)                 Losses (b)
                                     -------------------      -------------------     ----------------------------------
                                                     December 31,                    During the Year Ended December 31,
                                     --------------------------------------------     ----------------------------------
                                       2001         2000        2001       2000            2001               2000
                                       ----         ----        ----       ----            ----               ----
Carrying value of residential
    adjustable-rate mortgage loans
    managed or securitized (c):
    Loans held by the Company
      in portfolio                   $148,236     $223,632     $  953     $ 7,643           --                 --
    Loans held by others but
      serviced by the Company          13,179       80,734         84       2,759
                                     --------     --------     ------     -------
      Total                          $161,415     $304,366     $1,037     $10,402           --                 --
                                     ========     ========     ======     =======

                                                                                                          (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------
(a)    Loans 60 days or more past due are based on end-of-period total loans.

(b)    Net  credit  losses  are   charge-offs  and  are  based  on  total  loans
       outstanding.

(c) Owned and securitized loans are mortgage loans in which the transferor retains a subordinate interest or retains any risk of loss.

(12)   IMPAIRED LOANS
       --------------

       At December 31, 2001 and 2000, loans that are considered to be impaired totalled $59.1 million and $97.2 million, respectively (of which $14.1 million and $19.5 million, respectively, were on nonaccrual status). The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was approximately $60.5 million, $91.3 million and $139.3 million, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recognized interest income on those impaired loans of $4.6 million, $8.3 million and $9.5 million, respectively, which included $0.5 million, $1.6 million and $2.7 million of interest income recognized using the cash basis method of income recognition.

       Generally, allowances for loan losses relative to impaired loans have not been allocated from the general allowance because the carrying value of such loans, net of purchase accounting adjustments, exceeds the loans' related collateral values less estimated selling costs.

(13)   INVESTMENT IN FHLB
       ------------------

       The Company carries FHLB stock at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own FHLB capital stock in an amount equal to the greater of
(a) 1% of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (b) .3% of total assets, or (c) 5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2001, 2000 and 1999. At December 31, 2001, the Bank pledged FHLB stock as collateral for FHLB advances as further discussed in note 19.

(14)   PREMISES AND EQUIPMENT, NET
       ---------------------------

       The following table summarizes premises and equipment, net (dollars in thousands):

                                                                 December 31,                        Estimated
                                                          ----------------------------          Depreciable Lives at
                                                             2001               2000              December 31, 2001
                                                          ----------         ---------          --------------------
       Land                                               $  45,689          $  46,155                    --
       Buildings and leasehold improvements                 164,119            157,893                1 - 39
       Furniture and equipment                              278,942            250,771                1 - 7
       Construction in progress                              10,261             12,169                    --
                                                          ---------          ---------
                                                            499,011            466,988
       Accumulated depreciation and amortization           (192,121)          (139,659)
                                                          ---------          ---------
           Total premises and equipment, net              $ 306,890          $ 327,329
                                                          =========          =========

       Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2001, 2000 and 1999 totalled $57.7 million, $54.5 million and $40.9 million, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company rents certain premises and equipment under long-term, noncancellable operating leases expiring at various dates through the year 2034. Such rental expenses are included in occupancy and equipment expense and totalled $40.3 million, $39.1 million and $41.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Rental income from sublease agreements for the years ended December 31, 2001, 2000 and 1999 totalled $4.9 million, $5.1 million and $5.6 million, respectively. At December 31, 2001, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

                                      Cash                Effect on
                                   Commitment             Net Income
                                   ----------             ----------
       Year Ending
       -----------
       2002                         $ 48,233               $ 28,530
       2003                           45,862                 27,127
       2004                           41,282                 24,418
       2005                           36,096                 21,351
       2006                           25,058                 14,822
       Thereafter                     54,299                 32,118
                                    --------               --------
          Total                     $250,830               $148,366
                                    ========               ========

       On October 4, 2001, the Bank sold a property complex consisting of a retail branch and a lending facility totalling approximately 17,088 square feet, resulting in a gain of $2.0 million. As part of the sale agreement, the Bank agreed to lease back 6,363 square feet, under two separate lease agreements. Approximately $0.9 million of the gain was deferred and is being recognized over the life of the respective leases. The lease covering the lending facility is a month-to-month lease. The lease covering the branch office is non-cancelable with a termination date of October, 2008. It is the Bank's intent to occupy these facilities until lease termination.

       At December 31, 2001, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                              Lending Facility       Branch           Total
                              ----------------       ------           -----
       Year Ending
       -----------
       2002                        $17               $  150           $  167
       2003                         --                  150              150
       2004                         --                  150              150
       2005                         --                  150              150
       2006                         --                  150              150
       Thereafter                   --                  264              264
                                   ---               ------           ------
              Total                $17               $1,014           $1,031
                                   ===               ======           ======

       On November 15, 1999, the Bank sold a complex consisting of a retail branch, a parking lot and administrative offices totalling approximately 139,608 square feet, resulting in a gain of $5.3 million. As part of the sale agreement, the Bank agreed to lease back 16,253 square feet under two separate lease agreements. Approximately $1.8 million of the gain was deferred and will be recognized over the life of the respective leases. The lease covering the branch and parking lot is cancelable with six months' notice with a final termination date of November, 2009. The lease covering the administrative offices is non-cancelable with a termination date of November, 2004. It is the Bank's intent to occupy these facilities until lease termination.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       At December 31, 2001, the projected minimum rental commitments under the terms of the leases were as follows (in thousands):

                         Branch and          Administrative
                        Parking Lot             Offices                Total
                        -------------        --------------           --------
       Year Ending
       -----------
       2002                 $116                  $205                 $  321
       2003                  116                   205                    321
       2004                  116                   188                    304
       2005                  116                    --                    116
       2006                  116                    --                    116
       Thereafter            337                    --                    337
                            ----                  ----                 ------
             Total          $917                  $598                 $1,515
                            ====                  ====                 ======

(15)   ACCRUED INTEREST RECEIVABLE
       ---------------------------

       The  following  table   summarizes   accrued   interest   receivable  (in
thousands):

                                                            December 31,
                                                      ------------------------
                                                        2001            2000
                                                      --------        --------

       Cash and cash equivalents and securities       $ 26,990        $ 54,637
       Mortgage-backed securities                       21,185          38,858
       Loans receivable and loans held for sale        240,133         270,919
                                                      --------        --------
          Total accrued interest receivable           $288,308        $364,414
                                                      ========        ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)   MORTGAGE SERVICING RIGHTS
       -------------------------

       The following table summarizes activity for MSRs and the MSR hedges for the years ended December 31, 2001, 2000 and 1999 (in thousands). Prior to the adoption of SFAS No. 133 on January 1, 2001, the MSR hedges were included in MSRs on the balance sheet. Since the adoption of SFAS No. 133, MSR hedges are a component of derivative assets and derivative liabilities on the balance sheet.

                                                                                          MSR
                                                                        MSR             Hedge            Total
                                                                     ----------        ---------       ----------
Balance at December 31, 1998                                         $  855,727        $  87,854       $  943,581
     Additions - purchases                                              334,842               --          334,842
     Originated servicing                                               193,855               --          193,855
     Sales                                                              (18,604)              --          (18,604)
     Swaption sales                                                      28,727          (58,553)         (29,826)
     Interest rate floor sales                                           21,208          (38,242)         (17,034)
     Premiums paid                                                           --           67,698           67,698
     Payments made to counterparties, net                                10,191               --           10,191
     Amortization                                                      (193,710)         (18,600)        (212,310)
                                                                     -----------         --------      ----------
Balance at December 31, 1999                                          1,232,236           40,157        1,272,393
     Additions - purchases                                              344,262               --          344,262
     Originated servicing                                               126,648               --          126,648
     Sales                                                                 (440)              --             (440)
     Swaption sales                                                     (20,088)         (30,417)         (50,505)
     Interest rate floor sales                                          (25,675)         (24,934)         (50,609)
     Interest rate floor receipts                                          (224)              --             (224)
     Premiums paid                                                           --          127,199          127,199
     Payments received from counterparties, net                          (5,369)              --           (5,369)
     Amortization                                                      (187,040)         (16,992)        (204,032)
                                                                     -----------       ---------       ----------
Balance at December 31, 2000                                          1,464,310           95,013        1,559,323
     SFAS No. 133 transition adjustment                                 (69,754)              --          (69,754)
     Additions - purchases                                              308,003               --          308,003
     Originated servicing                                               369,514               --          369,514
     Swaption sales                                                          --         (488,143)        (488,143)
     Interest rate floor sales                                               --         (151,715)        (151,715)
     Interest rate floor receipts                                          (121)          (5,074)          (5,195)
     Interest rate swap sales                                                --           17,228           17,228
     Interest rate swap payments                                             --           18,688           18,688
     Premiums paid                                                           --          713,576          713,576
     PO swap sale/matured                                                    --             (135)            (135)
     Payments received from counterparties, net                              --           (6,195)          (6,195)
     SFAS No. 133 current year fair value adjustments                    66,416           83,287          149,703
     Provision for loss in fair value                                  (153,345)              --         (153,345)
     Amortization                                                      (361,076)                         (361,076)
                                                                     ----------       ----------       ----------
                                                                                              --
Balance at December 31, 2001                                         $1,623,947       $  276,530       $1,900,477
                                                                     ==========       ==========       ==========

       Aggregate 1-4 unit residential loan participations, whole loans and mortgage pass-through securities serviced for other investors (not including the Bank) by FNMC totalled $85.2 billion, $84.1 billion and $72.9 billion, at December 31, 2001, 2000 and 1999, respectively. In addition, FNMC had $13.8 billion, $11.1 billion and $10.4 billion of master servicing at December 31, 2001, 2000 and 1999, respectively.

       The Company's loans serviced for others, secured by properties located in California, Texas, and Florida was 45%, 7% and 6%, respectively, at December 31, 2001 and 46%, 7% and 6%, respectively, at December 31, 2000.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       MSR fair value totalled $1.6 billion and $1.5 billion at December 31, 2001 and 2000, respectively. See discussion of valuation assumptions at note 39.

       A recent decline in long-term interest rates has resulted in the acceleration of mortgage loan prepayments. Higher levels of prepayments accelerate amortization of MSRs and result in a reduction in the market value of MSRs and servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in the benchmark interest rate. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

       MSRs are amortized over the period of estimated net servicing income. SFAS No. 140 requires enterprises to measure the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current estimated fair value. At December 31, 2000, no allowance for impairment of the MSRs was necessary. During the year ended December 31, 2001, the Company recorded pre-tax valuation provisions on its MSRs of $153.3 million. The provision for 2001 is due in large part to the significant decline in interest rates during 2001. On an aggregate basis, at December 31, 2001, the estimated fair value of the MSRs was $15.3 million higher than book value (net of a valuation allowance of $153.3 million). To the extent there is recovery of fair values of the impaired tranches in future quarters, the valuation allowance will be reduced.

       The Company owned several derivative instruments at December 31, 2001, which were used to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and principal only swaps. MSR derivatives at December 31, 2001 are comprised of the following (dollars in thousands):

                                     Notional                                                                   Fair Value at
          Derivative                  Amount            Contract Provisions                 Maturity          December 31, 2001
          ----------                  ------            -------------------                 --------       ----------------------
                                                                                                            Assets    Liabilities
                                                                                                            ------    -----------
Interest rate swap agreements      $ 2,462,000     Weighted average pay rate of 1.9%       2010 - 2011     $ 42,102     $(34,541)
                                                   Receive rates between 4.8% and 6.2%

Interest rate floor contracts (a)    3,054,000     Strike rates between 6.0% and 6.7%      2006              78,917           --

Swaption contracts (b)               4,111,000     Strike rates between 5.5% and 6.9%      2002 - 2004      183,641           --

Principal only swap agreements         378,928     Index tied to LIBOR from a PO strip     2002 - 2029        7,487       (1,076)
                                   -----------                                                             --------     --------
                                   $10,005,928                                                             $312,147     $(35,617)
                                   ===========                                                             ========     ========

--------------
(a) Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet.

(b) Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR derivative asset on the balance sheet.

       The estimated market value of interest rate floor contracts, interest rate swaps, principal only swaps and swaptions designated as hedges against MSRs at December 31, 2000 were $52.8 million, $5.1 million, $1.2 million and $105.6 million, respectively. Beginning January 1, 2001, the derivative instruments are carried at fair value in accordance with SFAS No. 133. See note 38 for further discussion.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following summarizes servicing advances and other receivables (included in other assets) related to 1-4 unit residential loan servicing, net of valuation allowances of $16.3 million and $16.1 million in 2001 and 2000, respectively, (in thousands):

                                                          December 31,
                                                    ------------------------
                                                      2001            2000
                                                    --------        --------

       Servicing advances                           $108,682        $106,120
       Checks in process of collection                 1,215             745
       Other                                           5,501           6,287
                                                    --------        --------
                                                    $115,398        $113,152
                                                    ========        ========
(17)   DEPOSITS
       --------

       A summary of the carrying value of deposits follows (dollars in thousands):

                                                                                  December 31,
                                                                       ----------------------------------
                                                                          2001                   2000
                                                                       -----------            -----------
       Transaction Accounts:
            Non-interest checking                                      $ 2,000,413            $ 1,716,741
            Interest-bearing checking                                    2,139,674              2,063,185
                                                                       -----------            -----------
               Subtotal checking                                         4,140,087              3,779,926

            Money market                                                 4,614,223              2,948,853
            Passbook savings                                             3,055,766              3,086,852
                                                                       -----------            -----------
               Total transaction accounts                               11,810,076              9,815,631

       Certificates of deposit                                          10,618,260             12,241,809
                                                                       -----------            -----------
               Subtotal retail deposits                                 22,428,336             22,057,440

       Custodial accounts                                                2,512,684                825,438
       Accrued interest payable                                             46,184                 80,225
       Purchase accounting                                                     329                  1,009
                                                                       -----------            -----------
               Total retail deposits                                    24,987,533             22,964,112

       Brokered Deposits:
            Certificates of deposit                                         60,692                369,581
            Money market                                                    84,993                 84,155
            Accrued interest payable                                           723                 11,653
            Purchase accounting                                                137                    253
                                                                       -----------            -----------
               Total brokered deposits                                     146,545                465,642
                                                                       -----------            -----------
               Total deposits                                          $25,134,078            $23,429,754
                                                                       ===========            ===========

       Checking deposits as a %
            of retail deposits (including custodials)                         26.7%                  20.1%
       Transaction accounts as a %
            of retail deposits (including custodials)                         57.4%                  46.5%
       Checking deposits as a %
            of retail deposits (excluding custodials)                         18.5%                  17.1%
       Transaction accounts as a %
            of retail deposits (excluding custodials)                         52.7%                  44.5%

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $2.8 billion and $3.3 billion at December 31, 2001 and 2000, respectively.

       The following summarizes interest expense by deposit category (in thousands):

                                                      December 31,
                                            --------------------------------
                                              2001        2000        1999
                                            --------    --------    --------

       Passbook savings                     $ 76,702    $116,321    $124,618
       Interest-bearing demand deposits        9,903      13,914      17,772
       Money market deposit accounts         129,796     120,683     124,368
       Term accounts                         615,137     677,489     621,528
                                            --------    --------    --------
          Total                             $831,538    $928,407    $888,286
                                            ========    ========    ========

       At December 31, 2001, term accounts were scheduled to mature as follows (in thousands):

       Year Ending
       -----------
       2002                         $ 9,141,546
       2003                           1,029,717
       2004                             139,747
       2005                             191,974
       2006                             174,959
       Thereafter                         1,009
                                    -----------
          Total                     $10,678,952
                                    ===========

(18)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
       ----------------------------------------------

       The following summarizes securities sold under agreements to repurchase (dollars in thousands):

                                                                          December 31, 2001
                                                  ------------------------------------------------------------------
                                                      Underlying Collateral                   Repurchase Liability
                                                  -----------------------------             ------------------------
                                                  Recorded             Market                             Interest
                                                  Value (a)            Value                  Amount        Rate
                                                  ---------            ------                 ------        ----
       Maturing in 30 to 90 days                  $  251,830         $  250,619             $  200,000       4.16%
       Maturing after 90 days to 1 year              221,859            220,736                200,000       3.10
       Maturing over 1 year                        1,925,644          1,914,635              1,950,000       3.11
                                                  ----------         ----------             ----------
          Total (b)                                2,399,333          2,385,990              2,350,000       3.20%
       Accrued interest payable                           --                 --                 13,945
                                                  ----------         ----------             ----------
                                                  $2,399,333         $2,385,990             $2,363,945
                                                  ==========         ==========             ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          December 31, 2000
                                                  -----------------------------------------------------------------
                                                      Underlying Collateral                  Repurchase Liability
                                                  ----------------------------              -----------------------
                                                  Recorded             Market                              Interest
                                                  Value (a)            Value                  Amount         Rate
                                                  ---------            -----                  ------         ----
       Maturing within 30 days                    $  980,736         $  981,379             $  888,748       6.61%
       Maturing in 30 to 90 days                     477,528            481,113                423,597       6.63
       Maturing after 90 days to 1 year            1,315,377          1,317,242              1,284,115       6.74
       Maturing over 1 year                        1,931,155          1,943,241              1,850,000       7.28
                                                  ----------         ----------             ----------
          Total (b)                                4,704,796          4,722,975              4,446,460       6.93%
       Accrued interest payable                           --                 --                 64,849
                                                  ----------         ----------             ----------
                                                  $4,704,796         $4,722,975             $4,511,309
                                                  ==========         ==========             ==========

       -------------
       (a) Recorded value includes accrued interest at December 31, 2001 and 2000. In addition, the recorded values at December 31, 2001 and 2000 include adjustments for the unrealized gain or loss on mortgage-backed securities available for sale.

       (b) Total mortgage-backed securities collateral at December 31, 2001 and 2000 includes $0.8 billion and $1.7 billion, respectively, in outstanding balances of loans securitized with full recourse to the Bank. The market value of such collateral was $0.8 billion and $1.7 billion at December 31, 2001 and 2000, respectively.

       At December 31, 2001 and 2000, these agreements had weighted average stated interest rates of 3.20% and 6.93%, respectively. Third party securities dealers hold the underlying securities. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to California Federal the identical securities at the maturities of the agreements. The average daily balance of securities sold under agreements to repurchase was $3.6 billion, $5.4 billion and $5.1 billion during 2001, 2000 and 1999, respectively; the weighted average rate was 5.41%, 6.45% and 5.18% during 2001, 2000 and 1999, respectively; and the maximum amount outstanding at any month-end during these periods was $4.7 billion, $8.5 billion and $6.2 billion, respectively.

       At December 31, 2001, securities sold under agreements to repurchase were collateralized with $1.6 billion of mortgage-backed securities available for sale and $0.8 billion of mortgage-backed securities held to maturity.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)   BORROWINGS
       ----------

       Borrowings are summarized as follows (dollars in thousands):

                                                                                December 31,
                                                         ---------------------------------------------------------
                                                                 2001                            2000
                                                         --------------------------      -------------------------
                                                           Carrying         Average       Carrying         Average
                                                            Value            Rate          Value            Rate
                                                            -----            ----          -----            ----
       Fixed-rate borrowings from FHLB                   $17,487,045         5.13%       $21,337,878         6.08%
       Variable-rate borrowings from FHLB                  4,836,000         2.23          5,090,000         6.71
       10% Subordinated Debentures due 2006                   92,100        10.00             92,100        10.00
       FN Holdings 10 5/8% Senior Subordinated
          Notes due 2003                                         250        10.63                250        10.63
       6 1/2% Convertible  Subordinated
          Debentures due 2001                                     --           --                160         6.50
       10% Subordinated Debentures due 2003                       --           --              4,299        10.00
       Floating Rate Notes due 2003                          250,000         3.23            250,000         7.76
       6 3/4% Senior Notes due 2001                               --           --            350,000         6.75
       7% Senior Notes due 2003                              600,000         7.00            600,000         7.00
       7 1/8% Senior Notes due 2005                          800,000         7.13            800,000         7.13
       Federal funds purchased                               225,000         1.63                 --           --
       Other borrowings                                           55         9.22                406         7.57
                                                         -----------                     -----------
             Total borrowings                             24,290,450         4.63         28,525,093         6.28
       Discount on borrowings                                 (5,580)                         (8,564)
       Purchase accounting adjustments, net                    2,524                           7,420
                                                         -----------                     -----------
             Subtotal                                     24,287,394         4.63%        28,523,949         6.28%
       Accrued interest payable                              157,147                         276,608
                                                         -----------                     -----------
                                                         $24,444,541                     $28,800,557
                                                         ===========                     ===========

       The following summarizes maturities and weighted average stated interest rates on borrowings at December 31, 2001, not including discounts, accrued interest payable or purchase accounting adjustments (dollars in thousands):

                                                                            Weighted
                                               Balances  Maturing         Average Rates
         Maturities during the Years        -------------------------     -------------
             Ending December 31,              FHLB            Other       FHLB    Other
          ---------------------------         ----            -----       ----    -----
              2002                          $10,231,000     $ 225,018     4.20%    1.63%
              2003                            7,990,000       850,000     4.73     5.89
              2004                            3,450,000            --     5.24       --
              2005                              651,625       800,250     2.58     7.13
              2006                                   --        92,100       --    10.00
              Thereafter                            420            37     7.74     9.54
                                            -----------    ----------
                  Total                     $22,323,045    $1,967,405     4.50%    6.10%
                                            ===========    ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following summarizes interest expense on borrowings for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                                Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        2001             2000              1999
                                                                     ----------       ----------        ----------
       FHLB advances                                                 $1,366,607       $1,521,806        $1,165,010
       Interest rate swap agreements                                     67,279            7,188             5,940
       10% Subordinated Debentures due 2006                               9,210            9,210             9,210
       11.20% Senior Notes due 2004                                          --               --               651
       FN Holdings 10 5/8% Senior Subordinated Notes
          due 2003                                                           27               27                26
       6 1/2% Convertible Subordinated Debentures due 2001                    1               32               172
       10% Subordinated Debentures due 2003                                 333              430               430
       Floating Rate Notes due 2003                                      13,455           18,942            15,931
       6 3/4% Senior Notes due 2001                                      13,781           23,625            23,625
       7% Senior Notes due 2003                                          42,000           42,000            42,000
       7 1/8% Senior Notes due 2005                                      57,000           57,000            57,000
       Federal funds purchased                                           11,661            4,747             2,750
       Other borrowings                                                     130               53                25
       Discount accretion                                                 1,042            2,060             1,031
       Purchase accounting adjustments                                   (4,896)          (8,629)          (11,172)
                                                                     ----------       ----------        ----------

           Total                                                     $1,577,630       $1,678,491        $1,312,629
                                                                     ==========       ==========        ==========

       The following summarizes the carrying value of assets pledged as collateral for FHLB advances (in thousands):

                                                            December 31, 2001
                                                            -----------------
       Loans receivable                                        $32,332,761
       Mortgage-backed securities available for sale             2,338,317
       FHLB stock                                                1,446,607
                                                               -----------
           Total                                               $36,117,685
                                                               ===========

       FHLB ADVANCES

       During 2000, the FHLB called and the Bank prepaid $400 million in FHLB advances, resulting in extraordinary gains of $3.0 million, net of income taxes of $2.1 million, on the early extinguishment of such borrowings.

       10% SUBORDINATED DEBENTURES DUE 2006

       As part of the FN Acquisition, California Federal assumed $92.1 million principal amount of the 10% Subordinated Debentures Due 2006.

       Events of default under the Old FNB Indenture include, among other things: (a) a 30-day default in the payment of interest, (b) a default in principal payment when due, (c) the failure to comply with covenants in the Old FNB Indenture, provided that the Bank does not cure the default within 60 days of receipt of notice by the trustee or holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006, (d) certain events of bankruptcy, insolvency or reorganization of the Bank, (e) the FSLIC (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (f) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days of receipt of notice of such

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

failure by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding 10% Subordinated Debentures Due 2006 to the Bank and the trustee.

       11.20% SENIOR NOTES DUE 2004

       As part of the SFFed Acquisition, California Federal assumed $50 million principal amount of the 11.20% Senior Notes. On December 20, 1999, the Bank repurchased all of the remaining $6.0 million outstanding principal amount of the 11.20% Senior Notes at a price of 113.9% of the principal amount, plus the accrued interest thereon. The Bank recorded an extraordinary loss, net of tax, of $0.2 million in connection with this repurchase.

       FN HOLDINGS 10 5/8% SENIOR SUBORDINATED NOTES DUE 2003

       In connection with the Cal Fed Acquisition, GS Holdings acquired the net proceeds from the issuance of $575 million principal amount of the FN Holdings 10 5/8% Notes and assumed FN Escrow's obligations under the FN Holdings 10 5/8% Notes and indenture. At December 31, 2001, $0.3 million of the FN Holdings 10 5/8% Notes remained outstanding.

       GS Holdings had the right to redeem the FN Holdings 10 5/8% Notes at its option, in whole or in part, during the twelve-month period beginning January 1, 2002 at a price of 102.656% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption. The $0.3 million of remaining FN Holdings 10 5/8% Notes were redeemed in January, 2002.

       As a result of the Cal Fed Acquisition, the Bank was obligated with respect to the following two outstanding securities of Old California Federal.

       6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001

       In 1986, Cal Fed Inc., Old California Federal's former parent company, issued $125 million of the 6 1/2% Convertible Subordinated Debentures. As a result of a corporate restructuring in December 1992, Cal Fed Inc. was merged with and into XCF, a subsidiary of Old California Federal. The 6 1/2% Convertible Subordinated Debentures were redeemable at the option of the holders on February 20, 2000, at 123% of their principal amount. Due to the purchase of all of the Cal Fed Stock by FN Holdings in the Cal Fed Acquisition on January 3, 1997, the common stock conversion feature has been eliminated. During the first quarter of 2000, the Bank repurchased $2.5 million outstanding principal amount of the 6 1/2% Convertible Subordinated Debentures, resulting in an extraordinary gain of $41 thousand, net of income taxes of $30 thousand on the early extinguishment debt. The remaining balance of $160 thousand was paid in full during the first quarter of 2001.

       10% SUBORDINATED DEBENTURES DUE 2003

       On December 16, 1992, Old California Federal issued $13.6 million of the 10% Subordinated Debentures. The remaining balance of $4.3 million was paid in full during the fourth quarter of 2001.

       FLOATING RATE NOTES DUE 2003
       ----------------------------

       On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $250 million principal amount of the Floating Rate Notes Due 2003. The notes will mature on August 1, 2003 with interest payable quarterly on February 1, May 1, August 1 and November 1. Interest on the Floating Rate Notes is equal to three-month LIBOR plus 100 basis points per annum, except that the initial rate was 6 3/4%, based on six-month LIBOR until the first interest payment date on February 1, 1999. At December 31, 2001, the interest rate on the Floating Rate Notes Due 2003 was 3.23%. Deferred costs associated with the issuance of the Floating Rate Notes totalling $3.1 million were recorded in other assets and are being amortized over the term of the Floating Rate Notes.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       FIXED RATE NOTES
       ----------------

       On August 6, 1998, GS Escrow, an affiliate of GS Holdings, issued $350 million principal amount of the 2001 Notes, $600 million principal amount of the 2003 Notes and $800 million principal amount of the 2005 Notes. The Fixed Rate Notes will mature on August 1 of the respective year with interest payable semiannually on February 1 and August 1. The 2001 Notes matured and were paid in full on August 1, 2001. Deferred costs associated with the issuance of the Fixed Rate Notes totalling $3.5 million, $12.5 million and $19.5 million for the 2001 Notes, the 2003 Notes and the 2005 Notes, respectively, were recorded in other assets and are being amortized over the terms of the notes using the interest method.

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

(20)   ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

       In connection with the Golden State Acquisition, the Company recorded liabilities resulting from (a) branch consolidations due to duplicate facilities; (b) employee severance and termination benefits due to a planned reduction in force; and (c) expenses incurred under contractual obligations to terminate services provided by outside service providers (principally relating to DP systems expenses). The merger and integration plan relative to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income. The table below summarizes the activity in the liability for the costs related to such plan (in thousands):

                                                                  Severance and
                                                Branch             Termination           Contract
                                            Consolidations           Benefits          Terminations       Total
                                            -----------------     -------------      ----------------    --------
Balance at December 31, 1998                   $ 29,870              $ 33,480            $11,815         $ 75,165
       Additional liabilities recorded            9,401                    71                 --            9,472
       Charges to liability account             (15,220)               (4,140)            (9,523)         (28,883)
       Reversal of accrual                           --               (16,641)            (2,267)         (18,908)
                                               --------              ---------           -------         --------
Balance at December 31, 1999                     24,051                12,770                 25           36,846
       Additional liabilities recorded            2,504                    --                 --            2,504
       Charges to liability account             (10,511)                 (241)               (25)         (10,777)
                                               --------              --------            -------         --------
Balance at December 31, 2000                     16,044                12,529                 --           28,573
       Charges to liability account              (1,836)                   --                 --           (1,836)
       Reversal of accrual                           --                   (29)                --              (29)
                                               --------              --------            -------         --------
Balance at December 31, 2001                   $ 14,208              $ 12,500            $    --         $ 26,708
                                               ========              ========            =======         ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Bank had identified certain of its retail banking facilities to be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Golden State Acquisition. Accordingly, the liabilities established represent the estimated present value of occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. The first group of branches was closed in November 1998. The final closure was in June 2000. The balance relating to accrued costs for branch consolidations remaining at December 31, 2001 represents remaining lease obligations, net of sub-lease income.

       In connection with the Golden State Acquisition, management identified approximately 1,100 full-time equivalent positions to be eliminated. During 1999, this estimate was increased to 1,141. These positions spanned all areas and business units of the Bank. As of December 31, 2000, all positions had been eliminated. The balance relating to accrued severance and termination benefits remaining at December 31, 2001 primarily represents a liability for annuity benefits contractually payable to former senior officers of Golden State.

       The Bank had also established additional liabilities for contract termination costs with outside service providers. As of December 31, 2000, all such contracts have been terminated.

       The table below provides detail of the initial liability recorded in 1998, additional liabilities recorded and subsequent reversals of the excess liability (see note 3) (in thousands):

                                                           Merger Costs          Expenses
                                                           Included in         Recognized in
                                                          Allocation of         Net Income
                                                         Purchase Price          (Pre-tax)             Total
                                                         --------------        -------------          -------
       Branch Consolidation                                 $ 22,304              $ 7,566            $ 29,870
       Severance and termination benefits                     42,211                6,092              48,303
       Contract termination                                   14,455                   --              14,455
                                                            --------              -------            --------
          Total liability initially established in 1998       78,970               13,658              92,628
       Additional liability recorded in 1999                     500                8,972               9,472
       Excess liability reversed in 1999                     (16,641)              (2,267)            (18,908)
                                                            --------              -------            --------
       Balance at December 31, 1999                           62,829               20,363              83,192
       Additional liability recorded in 2000                      --                2,504               2,504
                                                            --------              -------            --------
       Balance at December 31, 2000                           62,829               22,867              85,696
       Excess liability reversed in 2001                         (29)                  --                 (29)
                                                            --------              -------            --------
          Net liability recorded from
              Golden State Acquisition                      $ 62,800              $22,867            $ 85,667
                                                            ========              =======            ========

(21)   SEGMENT REPORTING
       -----------------

       The Company has two reportable segments, the community bank and the mortgage bank. The community bank operates retail deposit branches in California and Nevada. The community bank provides retail consumer and small businesses with: (a) deposit products (including demand, transaction and savings accounts),
(b) investment  products  (including mutual funds,  annuities and insurance) and
(c) lending products (such as consumer and commercial loans). Further, the community bank segment invests in residential real estate loans purchased from FNMC and from others, and also invests in mortgage-backed and other securities. The mortgage banking segment, conducted by FNMC, operates loan production facilities throughout the United States and originates or purchases fixed-rate 1-4 unit residential loans for sale and services loans for itself and others. The mortgage banking segment also originates adjustable-rate loans for the community bank segment.

       The accounting policies of the segments are the same as those described in note 2. The Company evaluates performance based on net interest income after provision for loan losses, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net (pre-tax) contribution.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                   Community          Mortgage
                                                                    Banking            Banking             Total
                                                                    -------            -------             -----
                                                                          (in thousands)
      Net interest income after provision for loan losses: (a)
      2001                                                        $ 1,378,070        $  112,788         $ 1,490,858
      2000                                                          1,249,638             7,585           1,257,223
      1999                                                          1,237,672            47,814           1,285,486

      Noninterest income: (b)
      2001                                                        $   341,136        $   51,160         $   392,296
      2000                                                            245,127           242,034             487,161
      1999                                                            226,116           220,509             446,625

      Noninterest expense: (c)
      2001                                                        $   825,857        $  158,126         $   983,983
      2000                                                            767,507           150,372             917,879
      1999                                                            733,342           177,907             911,249

      Pre-tax contribution:
      2001                                                        $   893,349        $    5,822         $   899,171
      2000                                                            727,258            99,247             826,505
      1999                                                            730,446            90,416             820,862

      Segment assets:  (d)
      2001                                                        $56,289,242        $5,876,410 (e)     $62,165,652
      2000                                                         60,151,543         3,498,106 (e)      63,649,649
      1999                                                         56,784,582         3,459,880 (e)      60,244,462

      ------------
      (a) Includes $129.4 million, $110.4 million and $109.6 million for 2001, 2000 and 1999, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $237.0 million, $253.2 million and $235.6 million for 2001, 2000 and 1999, respectively, in interest income and expense on intercompany loans.

      (b) Includes $41.4 million, $46.4 million and $46.6 million for 2001, 2000 and 1999, respectively, in intercompany servicing fees.

      (c) Includes $4.6 million for 2001, 2000 and 1999, respectively, in intercompany noninterest expense.

      (d) Includes $5.6 billion, $3.1 billion and $3.2 billion for 2001, 2000 and 1999, respectively, in intercompany borrowings and $57.7 million, $43.6 million and $30.2 million for 2001, 2000 and 1999, respectively, in intercompany deposits maintained with the Bank.

      (e) Includes $1.9 billion, $1.6 billion and $1.3 billion for 2001, 2000 and 1999, respectively, in MSRs and the related hedge.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following reconciles the above table to the amounts shown on the consolidated financial statements as of and for the years ended December 31, (in thousands):

                                                                    2001              2000             1999
                                                                 -----------       -----------      -----------
      Net interest income after provision for loan losses:
      Total net interest income for reportable segments          $ 1,490,858       $ 1,257,223      $ 1,285,486
      Elimination of intersegment net interest income               (129,368)         (110,424)        (109,599)
                                                                 -----------       -----------      -----------
         Total                                                   $ 1,361,490       $ 1,146,799      $ 1,175,887
                                                                 ===========       ===========      ===========

      Noninterest income:
      Total noninterest income for reportable segments           $   392,296       $   487,161      $   446,625
      Elimination of intersegment servicing fees                     (41,378)          (46,396)         (46,631)
                                                                 -----------       -----------      -----------
         Total                                                   $   350,918       $   440,765      $   399,994
                                                                 ===========       ===========      ===========

      Noninterest expense:
      Total noninterest expense for reportable segments          $   983,983       $   917,879      $   911,249
      Elimination of intersegment expense                             (4,640)           (4,640)          (4,640)
                                                                 -----------       -----------      -----------
         Total                                                   $   979,343       $   913,239      $   906,609
                                                                 ===========       ===========      ===========

      Pre-tax contribution:
      Total contributions for reportable segments                $   899,171       $   826,505      $   820,862
      Elimination of intersegment contributions                     (166,106)         (152,180)        (151,590)
                                                                 -----------       -----------      -----------
         Total                                                   $   733,065       $   674,325      $   669,272
                                                                 ===========       ===========      ===========

      Total assets:
      Total assets for reportable segments                       $62,165,652       $63,649,649      $60,244,462
      Elimination of intersegment borrowings                      (5,617,314)       (3,089,139)      (3,195,180)
      Elimination of intersegment deposits                           (57,669)          (43,632)         (30,222)
                                                                 -----------       -----------      -----------
         Total                                                   $56,490,669       $60,516,878      $57,019,060
                                                                 ===========       ===========      ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) COMPREHENSIVE INCOME
     --------------------

     Comprehensive income includes certain revenue, expenses, gains, and losses, such as unrealized gains and losses on available-for-sale securities, which are required to be reported as a separate component of the equity section of the balance sheet rather than in net income.

       The tax effect associated with unrealized gain (loss) on securities for the years ended December 31, 2001, 2000 and 1999 is summarized as follows (in thousands):

                                                                             Before-tax      Tax benefit      Net-of-tax
                                                                               amount         (expense)         amount
                                                                             ----------      -----------      ----------
  2001
  ----
  Unrealized gain on securities:
      Unrealized holding gain arising during the period                      $ 223,104        $ (91,138)      $ 131,966
      Less: reclassification adjustment for gain in net income                 (22,852)           9,335         (13,517)
  Amortization of market adjustment for securities transferred
      from available-for-sale to held-to-maturity                               49,025          (20,027)         28,998
  Transition adjustment upon adoption of SFAS No. 133                          (75,481)          30,834         (44,647)
  Change in fair value of derivatives used for cash flow hedges               (126,343)          51,611         (74,732)
                                                                             ---------        ---------       ---------
          OCI                                                                $  47,453        $ (19,385)      $  28,068
                                                                             =========        =========       =========

  2000
  ----
  Unrealized gain on securities:
      Unrealized holding gain arising during the period                      $ 299,092        $(128,363)      $ 170,729
      Less: reclassification adjustments for losses in net income               16,866           (6,890)          9,976
  Amortization of market adjustment for securities transferred
      from available-for-sale to held-to-maturity                                7,826           (3,196)          4,630
                                                                             ---------        ---------       ---------
          OCI                                                                $ 323,784        $(138,449)      $ 185,335
                                                                             =========        =========       =========

  1999
  ----
  Unrealized loss on securities:
      Unrealized holding loss arising during the period                      $(484,866)       $ 204,248       $(280,618)
      Less: reclassification adjustments for gains in net income                (1,283)             541            (742)
                                                                             ---------        ---------       ---------
          Other comprehensive loss                                           $(486,149)       $ 204,789       $(281,360)
                                                                             =========        =========       =========

(23) MINORITY INTEREST
     -----------------

     REIT PREFERRED STOCK

     In November 1996, the Bank formed Preferred Capital Corp. for the purpose of acquiring, holding and managing real estate mortgage assets. Preferred Capital Corp. is a Maryland corporation and qualifies as a REIT for federal income tax purposes. All of Preferred Capital Corp.'s common stock is owned by the Bank. FNMC services Preferred Capital Corp.'s mortgage assets pursuant to a subservicing agreement.

     On January 31, 1997, Preferred Capital Corp. publicly issued $500 million of its REIT Preferred Stock, which is reflected in the Company's consolidated balance sheet as minority interest. Preferred Capital Corp. used the proceeds from such offering to acquire mortgage assets from the Bank. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends are declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, a distribution on the REIT Preferred Stock will be a dividends-paid deduction by Preferred Capital Corp. for tax purposes. Dividends paid on the REIT Preferred Stock during 2001, 2000 and 1999 were $27.0 million, $27.0 million and $26.4 million, respectively, net of the income tax benefit.

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

     Except in the event of a change of control or upon certain tax events, the REIT Preferred Stock is not redeemable prior to January 31, 2002. The REIT Preferred Stock is redeemable solely at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to Preferred Capital Corp. (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, at any time on and after January 31, 2002 in whole or in part, at $26.14 per share on or after January 31, 2002 and prior to January 31, 2003, and at prices decreasing pro-rata annually thereafter to the stated liquidation value of $25 per share on or after January 31, 2007, plus declared and unpaid dividends, if any, without interest. Upon change of control, the REIT Preferred Stock is redeemable on or prior to January 31, 2002 at the option of Preferred Capital Corp. or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of Preferred Capital Corp., any such successor or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (a) $25, plus (b) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption; without interest and without duplication, an additional amount equal to the amount of dividends that would be payable on the REIT Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus (c) a specified make whole premium.

     Each share of REIT Preferred Stock will be exchanged automatically for one newly issued share of the 9 1/8% Preferred Stock if the appropriate federal regulatory agency directs in writing such exchange because (a) the Bank becomes "undercapitalized" under prompt corrective action regulations, (b) the Bank is placed into conservatorship or receivership or (c) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term. If issued, the 9 1/8% Preferred Stock will rank on a parity with the Bank Preferred Stock.

     AUTO ONE COMMON STOCK

     In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. During 2001, the Bank purchased the remaining 20% interest in Auto One for $9 million, which was recorded as goodwill.

     11 1/2% BANK PREFERRED STOCK

     During the year ended December 31, 1999, all of the remaining 318,341 outstanding shares of 11 1/2% Bank Preferred Stock were redeemed by GS Holdings at $105.75 per share, for a total redemption price of $33.7 million. This transaction reduced minority interest by $31.8 million on the Company's consolidated balance sheet and resulted in a charge of $1.8 million to minority interest expense.

     Dividends are payable quarterly at an annual rate of 11.50% per share when declared by the Bank's Board of Directors. Dividends paid on the 11 1/2% Bank Preferred Stock for each year ended December 31, 2001, 2000 and 1999 totalled $34.6 million, of which $1.8 million was included in minority interest expense in 1999.

     10 5/8% BANK PREFERRED STOCK

     During the year ended December 31, 1999, all of the remaining 607,299 outstanding shares of 10 5/8% Bank Preferred Stock were redeemed by GS Holdings at $105.313 per share, for a total redemption price of $63.9 million. This transaction reduced minority interest by $60.7 million on the Company's consolidated balance sheet and resulted in a charge of $3.2 million to minority interest expense.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cash dividends on the 10 5/8% Bank Preferred Stock are noncumulative and are payable at an annual rate of 10 5/8% per share if, when, and as declared by the Board of Directors of the Bank. Dividends paid on the 10 5/8% Bank Preferred Stock for each year ended December 31, 2001, 2000 and 1999 totalled $18.3 million.

     PRE-MERGER TAX BENEFITS

     During 2001, a provision in lieu of income taxes of $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger agreement. In addition, during 2001, minority interest income of $110 thousand was recorded representing post-merger interest expense resulting from a tax audit of Old California Federal. As a result of this transaction, Issuable Shares was reduced by $110 thousand.

     During 2000 and 1999, minority interest expense of $161.7 million and $122.7 million, respectively, was recorded based upon changes to estimated pre-merger tax benefits retained by GSB Investments and Hunter's Glen. These amounts were fully offset by income tax benefits to Golden State in the same periods. See note 28.

(24) STOCKHOLDERS' EQUITY
     --------------------

     COMMON STOCK

     The Company has 250 million shares of common stock authorized with a par value of $1.00 per share. At December 31, 2001, GSB Investments beneficially owned 42,949,525 shares or 31.64% of Golden State, and Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a director of Golden State, individually and through Hunter's Glen/Ford, Ltd., a limited partnership controlled by Mr. Ford, beneficially owned 19,961,408 shares or 14.68% of Golden State.

     Golden State common shares were issued during 2001, 2000 and 1999 for the exercise of stock options and warrants, and for restricted stock. See note 29. In 2001, 2000 and 1999, Golden State common shares were distributed in settlement of Issuable Shares. See "Issuable Shares."

     Holders of Golden State Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company. During 2001 and 2000, cash dividends on Golden State Common Stock totalled $54.1 million and $26.4 million, respectively. No dividends were paid in 1999.

     At December 31, 2001, 2000 and 1999,  there were  135,756,046,  134,320,658 and 122,242,588 shares, respectively, of Golden State Common Stock issued and outstanding (net of treasury stock), which included 202,365, 246,756 and 56,908 shares, respectively, of restricted stock. The effect of these restricted shares is included in the calculation of diluted earnings per share. See notes 29 and 35.

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

     Based upon the Company's 1999 taxable income as filed in its federal income tax return, shares valued at $101.3 million (4,928,901 shares) were contractually issuable during the year ended December 31, 1999 to GSB Investments and Hunter's Glen. The number of shares was based on the use of pre-merger net operating losses and other net deferred tax assets, based upon actual taxable earnings and the average share price during the year. On May 22, 2000, the remaining 147,677 common shares from 1998, valued at $2.7 million, and a portion of the 1999

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractually Issuable Shares of Golden State common stock (4,735,227 shares), valued at $97.3 million, were issued (in total, 3,906,323 shares to a subsidiary of Mafco Holdings and 976,581 shares to Hunter's Glen) as a result of net tax benefits realized by California Federal. The remaining shares allocable to GSB Investments, consisting of 154,939 shares valued at $3.2 million, were extinguished and 38,734 shares due to Hunter's Glen, valued at $0.8 million, were issued in January 2001 (as discussed below).

     During the fourth quarter of 1999 and the second quarter of 2000, the Company recorded $4.5 million and $1.4 million, respectively, in Issuable Shares related to interest receivable on a federal tax refund related to Old California Federal for periods prior to the Golden State Acquisition. These transactions were recorded as charges to minority interest expense.

     On August 22, 2000, the Company paid GSB Investments $85.0 million resulting in the extinguishment of GSB Investments' right to receive $100.0 million of Issuable Shares calculated in accordance with the Golden State Merger agreement. These Issuable Shares related to tax benefits retained by GSB Investments for pre-merger net operating losses to be utilized in respect of 2000 by the Company. In addition, the Company paid $36.0 million to GSB Investments in January 2001 in exchange for the extinguishment of GSB Investments' right to receive $38.3 million of Issuable Shares calculated in accordance with the Golden State Merger agreement. These Issuable Shares relate to 1999 carryover benefits and the federal tax refund and interest received by the Company in April 2000. A discount of $1.1 million was recorded on this liability and was recognized in interest income ratably through January 16, 2001, using the interest method. Expenses totalling $4.0 million were capitalized during the third quarter of 2000 in connection with this transaction; $1.0 million of this amount was not utilized and was added back to stockholders' equity during 2001.

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

     On January 23, 2001, 458,647 and 38,734 common shares valued at $8.8 million and $0.8 million, respectively, were issued to Hunter's Glen for an Old California Federal tax refund and related interests and for tax benefits utilized for the year ended December 31, 1999. In addition, on July 17, 2001, 543,817 common shares valued at $10.4 million were issued to Hunter's Glen as a result of net tax benefits realized by the Company for the year ended December 31, 2000.

     During 2001, the Company recorded $14.0 million in Issuable Shares related to additional pre-merger tax benefits retained by the previous owners of FN Holdings, GSB Investments and Hunter's Glen. These additional benefits resulted from imputed interest deductions on benefits payable to the former owners, additional operating losses made available as a result of a corporate dissolution and also included adjustments for prior years' tax audit settlements.

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

     During 2001 and 2000, the Company recorded $98.2 million and $162.6 million, respectively, of Issuable Shares related to the Company's pro-rata usage in 2001 and 2000 of pre-merger tax benefits retained by the previous owners of FN Holdings. Consistent with the Golden State Merger agreement, these amounts are payable to GSB Investments and Hunter's Glen as Issuable Shares.

     Issuable Shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 35.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ADDITIONAL PAID-IN CAPITAL

     During 2001, the Company recorded reductions to additional paid-in capital of $24.7 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. In addition, during 2001, the Company recorded $19.0 million related to the distribution of Issuable Shares and additional paid-in capital also increased by $11.0 million representing Issuable Shares extinguished in excess of consideration paid, partially offset by $0.7 million in capitalized transaction expenses. Also during 2001, an increase of $0.4 million was made to Issuable Shares as a result of the finalization of Old Cal Fed tax liabilities for the years 1993-1996. Activity during 2001 also included increases of $7.4 million recorded in connection with the exercise of 320,144 stock options and $3.4 million recorded to reflect the impact of restricted common stock.

     During 2000, the Company recorded reductions to additional paid-in capital of $38.1 million representing Issuable Shares for interest on a tax refund and $29.6 million representing pro-rata adjustments to pre-merger tax benefits retained by the previous owners of FN Holdings. The tax benefits were originally recorded as an adjustment to goodwill related to the Cal Fed Acquisition. See note 28. In addition, additional paid-in capital increased by $18.4 million during 2000, representing Issuable Shares extinguished in excess of consideration paid, partially offset by $4.0 million in capitalized transaction expenses.

     During 1999, the Company recorded an adjustment to the purchase price in the Golden State Acquisition of $12.4 million. See note 3.

     RETAINED EARNINGS

     At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 1999, the equalization adjustment was written down to its fair value of $17.1 million but was subsequently increased to $20.6 million at December 31, 2000. At December 31, 2001, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen was $21.2 million, which resulted in increases in retained earnings and the contribution receivable of $0.7 million.

     During 1999, the Company recorded a $15.5 million increase in retained earnings representing an adjustment to reduce the initial dividend of tax benefits to GSB Investments and Hunter's Glen upon the Company's deconsolidation from its tax reporting group on September 11, 1998. See note 28.

     TREASURY STOCK

     At December 31, 2001, the Company had 16,408,120 shares of its common stock in treasury at an aggregate cost of $19.29 per share.

     During the fourth quarter of 2001, the board of directors of the Company authorized the repurchase during 2002 of up to $250 million of all publicly traded securities issued or issuable by the Company and any of its subsidiaries.

     During the fourth quarter of 2000, the board of directors of the Company authorized a share repurchase program for 2001. The program authorized the repurchase of up to $250 million of all publicly traded securities issued by the Company and any of its subsidiaries beginning January 2, 2001 through December 31, 2001.

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

     During the years ended December 31, 2001, 2000 and 1999, the Company repurchased 25,062, 3,916,411 and 12,463,800 shares, respectively, of common stock at an aggregate purchase price of $0.7 million, $63.7 million and $250 million, respectively, or an average of $29.87, $16.27 and $20.08 per share, respectively. During the year ended December 31, 2001, no shares were issued out of treasury. During the years ended December 31, 2000 and 1999, shares totalling 11,450 and 75,697, respectively, were issued out of treasury in connection with options exercised by holders related to an earlier acquisition by the former Golden State prior to the Golden State Acquisition.

     During 1999, the Company recorded a $2.0 million reduction in stockholders' equity representing a reclassification of the value associated with 708,767 LTW(TM)s that have been withdrawn by holders, net of tax, which were previously recorded in other assets.

     PAYMENT OF DIVIDENDS

     The terms of the GS Escrow Notes indenture generally will permit GS Holdings to make distributions of up to 75% of the Consolidated Net Income of GS Holdings since July 1, 1998 if after giving effect to such distribution, (a) the Bank is "well capitalized" under applicable OTS regulations and (b) the Consolidated Common Stockholder's Equity of the Bank is at least equal to the Minimum Common Equity Amount. The Federal thrift laws and regulations of the OTS limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends without the consent of the OTS if, after the payment of the dividends, it would not be deemed "adequately capitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991.

     On March 1, June 1, September 4 and December 3, 2001, Golden State paid dividends of $0.10 per common share totalling $13.5 million, $13.6 million, $13.5 million and $13.5 million on each date, to stockholders of record as of February 2, May 7, August 6 and November 5, 2001, respectively.

     On September 1 and December 1, 2000, Golden State paid dividends of $0.10 per common share totalling $13.0 million and $13.4 million, respectively, to stockholders of record as of July 31 and November 3, 2000, respectively. There were no dividends on the common stock of Golden State during 1999.

     As of December 31, 2001, the Bank could pay dividends of $501.2 million without the consent of the OTS and it could pay dividends of $896.6 million and still be "well-capitalized." As of December 31, 2001, GS Holdings could pay dividends, in addition to those already paid, of $666.3 million without violating the most restrictive terms of the GS Escrow Notes indenture.

     WARRANTS

     The Company had Warrants outstanding that were issued by Golden State in March 1993 in connection with an exchange of preferred stock for outstanding subordinated debentures and capital notes. Each Warrant entitled the registered holders thereof to receive from the Company one share of common stock and one LTW(TM) for ten Warrants for no additional consideration at any time until the expiration of the Warrants on March 10, 1999. During 1999, 11,730 warrants were exercised and 1,046 expired.

     The Company had also issued transferable Standby Warrants. Each Standby Warrant entitled the holder thereof to purchase one share of common stock and one LTW(TM) for the purchase price of $12.00 per share prior to their expiration on August 21, 2000. The Standby Warrants traded on the NASDAQ national market system under the ticker symbol "GSBNW." During 2000, 10,753,859 Standby Warrants were exercised and 14,294 expired, resulting in an increase in stockholders' equity of $129.0 million.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) LITIGATION TRACKING WARRANTS
     ----------------------------

     In connection with the Glendale Goodwill Litigation, Golden State distributed LTW(TM)s to its security holders representing the right to receive, upon exercise of the LTW(TM)s, Golden State Common Stock equal in value to 85% of the net after-tax proceeds, if any, from the Glendale Goodwill Litigation. The LTW(TM)s would be exercisable after notification by Golden State of its receipt of proceeds from a final judgment in or settlement of the litigation. The LTW(TM)s would expire 60 days after such notice is given.

     Golden State distributed LTW(TM)s on May 29, 1998 to holders of Golden State Common Stock of record on May 7, 1998, on the basis of one LTW(TM) for each share held as of the close of business on that date. The Board of Directors also reserved additional LTW(TM)s for future issuance in connection with conversions or exercises of the Company's outstanding Series A Preferred Stock, its two outstanding classes of common stock purchase warrants and employee stock options. The total number of LTW(TM)s issued to holders of common stock and reserved for such future issuances is approximately 85 million. As of December 31, 2001, 83,616,460 LTW(TM)s were issued.

     The LTW(TM)s trade on the NASDAQ national market system under the ticker symbol "GSBNZ."

(26) REGULATORY CAPITAL OF THE BANK
     ------------------------------

     The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2001 and 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table (dollars in thousands):

                                                                      To be Adequately
                                               Actual                    Capitalized            To be Well Capitalized
                                       --------------------------  ------------------------   -------------------------
                                                      As a % of                 As a % of                   As a % of
             2001                        Amount         Assets       Amount       Assets        Amount        Assets
------------------------------------     ------         ------       ------       ------        ------        ------
Stockholder's equity of the Bank
    per financial statements           $4,124,022
Minority interest                         500,000
Net unrealized holding gain
    on securities                         (57,564)
Net unrealized holding loss
    on derivative instruments             119,379
                                       ----------
                                        4,685,837
Adjustments for tangible and
    leverage capital:
    Goodwill litigation assets           (158,834)
    Non-qualifying MSRs                  (148,617)
    Intangible assets                    (640,843)
    Non-includable subsidiaries           (68,108)
                                       ----------
Total tangible capital                 $3,669,435        6.62%     $  831,857      1.50%             N/A        N/A
                                       ==========                  ==========
Total leverage capital                 $3,669,435        6.62%     $2,218,285      4.00%      $2,772,857       5.00%
                                       ==========                  ==========                 ==========
Tier 1 risk-based capital              $3,669,435       11.54%            N/A       N/A       $1,902,470       6.00%
                                       ==========                                             ==========

Adjustments for risk-based
    capital:
    Qualifying subordinated
              debt                         73,091
    General loan loss allowance           397,409
    Qualifying portion of
              unrealized holding gains        111
    Low level recourse                     (9,301)
    Assets required to be
              deducted                    (16,130)
                                       ----------
    Total risk-based capital           $4,114,615       12.98%     $2,536,627      8.00%      $3,170,784      10.00%
                                       ==========                  ==========                 ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      To be Adequately
                                               Actual                    Capitalized            To be Well Capitalized
                                       --------------------------  ------------------------   -------------------------
                                                      As a % of                 As a % of                   As a % of
             2000                        Amount         Assets       Amount       Assets        Amount        Assets
------------------------------------     ------         ------       ------       ------        ------        ------
Stockholder's equity of the Bank
        per financial statements       $4,165,973
Minority interest                         500,000
Net unrealized holding loss
      on securities                        89,874
                                       ----------
                                        4,755,847
Adjustments for tangible and
        leverage capital:
        Goodwill litigation assets       (158,809)
        Non-qualifying MSRs               (83,941)
        Intangible assets                (691,288)
        Non-includable subsidiaries       (62,592)
                                       -----------
Total tangible capital                 $3,759,217        6.30%     $  894,475      1.50%             N/A        N/A
                                       ==========                  ==========
Total leverage capital                 $3,759,217        6.30%     $2,385,268      4.00%      $2,981,585       5.00%
                                       ==========                  ==========                 ==========
Tier 1 risk-based capital              $3,759,217       11.58%            N/A       N/A       $1,942,330       6.00%
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
                                       ==========                  ==========                 ==========

(27)   OTHER NONINTEREST EXPENSE
       -------------------------

     Other noninterest expense amounts are summarized as follows (in thousands):

                                                                                        Year ended December 31,
                                                                                  ----------------------------------
                                                                                    2001         2000         1999
                                                                                  --------     --------     --------
      Other noninterest expense:
          Telephone                                                               $ 27,614     $ 24,574     $ 26,088
          Marketing                                                                 37,550       35,426       31,994
          DP systems expense                                                        25,600       24,864       23,443
          Savings Association Insurance Fund deposit insurance premium               4,521        4,792       14,230
          Insurance and surety bonds                                                 8,072        7,198        7,412
          Postage                                                                   14,638       13,116       13,021
          Printing, copying and office supplies                                     15,205       13,541       12,968
          Employee travel                                                           14,191       15,183       13,855
          Other losses                                                              14,592        8,672       18,703
          Merger and integration costs                                                  --           --        7,747
          Other expense                                                             75,633       61,265       63,960
                                                                                  --------     --------     --------
                                                                                  $237,616     $208,631     $233,421
                                                                                  ========     ========     ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(28) INCOME TAXES
     ------------

     Total income tax expense was allocated as follows (in thousands):

                                                                                       Year ended December 31,
                                                                                  ----------------------------------
                                                                                    2001         2000         1999
                                                                                  --------     --------     --------
  Income before income taxes, minority interest, extraordinary items
       and cumulative effect of change in accounting principle                    $291,995     $136,781    $ 186,483
  Extraordinary items and cumulative effect of change in accounting
       principle                                                                    (1,072)       2,083        1,801
  Net unrealized holding gain (loss) on securities available for sale               19,385      138,449     (204,789)
  Stockholders' equity, for compensation expense for tax purposes
       in excess of amounts recognized for financial reporting purposes              1,310          526        2,246
  Provision in lieu of income taxes - minority interest                              3,137      161,688      122,684
                                                                                  --------     --------    ---------
                                                                                  $314,755     $439,527    $ 108,425
                                                                                  ========     ========    =========

     Income tax expense attributable to income before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle consisted of (in thousands):

                                                                 Year ended December 31,
                                                            ----------------------------------
                                                              2001         2000         1999
                                                            --------     --------     --------
      Federal
          Current                                           $151,181     $ 48,867     $ 31,013
          Deferred                                           109,716       22,114       74,722
                                                            --------     --------     --------
                                                             260,897       70,981      105,735

      State and local
          Current                                             31,031       48,783       60,690
          Deferred                                                67       17,017       20,058
                                                            --------     --------     --------
                                                              31,098       65,800       80,748
                                                            --------     --------     --------

      Income tax expense before
          provision in lieu of income taxes                  291,995      136,781      186,483
      Provision in lieu of income taxes -
          minority interest                                    3,137      161,688      122,684
                                                            --------     --------     --------
      Total income tax expense                              $295,132     $298,469     $309,167
                                                            ========     ========     ========

     The consolidated income tax expense differs from the amounts computed by applying the statutory federal corporate tax rate of 35% for 2001, 2000 and 1999 to income before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle as follows (in thousands):

                                                                         Year ended December 31,
                                                                    ----------------------------------
                                                                      2001         2000         1999
                                                                    --------     --------     --------
      Computed "expected" income tax expense                        $256,573     $236,014     $234,245
      Increase in taxes resulting from:
          State income taxes, net of federal income
                tax benefit                                           20,214       42,770       52,486
          Tax exempt income                                           (1,014)        (966)      (1,010)
          Amortization of excess cost over fair
                value of net assets acquired                          18,395       19,460       22,355
          Other                                                          964        1,191        1,091
                                                                    --------     --------     --------
                                                                    $295,132     $298,469     $309,167
                                                                    ========     ========     ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                            2001                  2000
                                                                          --------              --------
      Deferred tax assets:
          Net operating loss carryforwards                                $    972              $140,381
          Foreclosed real estate                                                 9                   445
          Loans receivable                                                 154,758               151,555
          Miscellaneous accruals                                            36,040                48,497
          Accrued liabilities                                               74,894                39,002
          State taxes                                                       53,895                73,431
          Purchased MSRs                                                    75,301                93,723
          Alternative minimum tax credit and other tax
              credit carryforwards                                         135,324               108,087
          Unrealized losses on securities available for sale                42,684                62,069
          Other                                                              9,157                10,537
                                                                          --------              --------
               Total gross deferred tax assets                             583,034               727,727
               Less valuation allowance                                    (44,031)              (39,496)
                                                                          --------              --------
               Net deferred tax assets                                     539,003               688,231
                                                                          --------              --------

      Deferred tax liabilities:
          MSRs                                                             137,311               177,600
          Purchase accounting adjustments                                    1,708                 7,684
          FHLB stock                                                       208,311               173,338
          Deferred interest                                                  1,461                   322
          Goodwill litigation                                               43,171                43,171
          Contractual obligations                                           19,250                19,250
          Deferred loan fees                                               192,298               198,934
          Other                                                              4,175                 7,446
                                                                          --------              --------
               Net deferred tax liabilities                                607,685               627,745
                                                                          --------              --------
               Total deferred tax (liabilities) and assets                $(68,682)             $ 60,486
                                                                          ========              ========

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows(in thousands):

     Income tax benefit that would be reported in the consolidated statement
        of earnings as minority interest:  provision in lieu of income taxes      $28,226
     Goodwill and other noncurrent intangible assets                               15,805
                                                                                  -------
                                                                                  $44,031
                                                                                  =======

     The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $4.5 million. The increase in the valuation allowance is attributable to additional net operating losses not likely to be realized.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management believes that the realization of the resulting deferred tax asset is more likely than not, based upon the expectation that the Company will generate the necessary amount of taxable income in future periods.

     At December 31, 2001, the Company had regular NOL carryforwards for federal income tax purposes of approximately $2.8 million which are available to offset future federal taxable income, if any, through 2007. In addition, the Company had alternative minimum tax credit carryforwards of approximately $126.6 million which are available to offset future federal regular income taxes, if any, over an indefinite period. The IRS is examining the 1991 through 1995 federal income tax returns of the Company and any NOL carryforwards are subject to review and disallowance, in whole or in part, by the IRS.

     A deferred tax liability has not been recognized for the base year reserves of the Bank. The base year reserves are generally the balance of the tax bad debt reserve as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio since that date. At December 31, 2001, the amount of those reserves was $305 million. The amount of the unrecognized deferred tax liability at December 31, 2001 was $107 million. Pursuant to the Act, circumstances that may require an accrual of this unrecorded tax liability are a failure to meet the definition of a "bank" for federal income tax purposes, dividend payments in excess of the greater of current or accumulated earnings and profits, and other distributions, dissolution, liquidation or redemption of stock, excluding preferred stock meeting certain conditions.

(29) EMPLOYEE BENEFIT PLANS
     ----------------------

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

     The  following   table  sets  forth  the  changes  in  the  plan's  benefit obligations and fair value of plan assets, as well as the funded status at December 31, 2001 and 2000 (in thousands):

                                                                           Non-Qualified Plans          Qualified Plan
                                             Postretirement Benefits        Pension Benefits           Pension Benefits
                                             ----------------------      ----------------------     --------------------
                                                2001         2000          2001          2000         2001        2000
                                                ----         ----          ----          ----         ----        ----
CHANGE IN BENEFIT OBLIGATION
----------------------------
Benefit obligation at beginning of year      $ 10,370      $  8,248      $ 15,732      $ 15,355     $103,591    $111,923
Service cost                                      365           601            --            --           --          --
Interest cost                                     788           624         1,155         1,041        7,956       7,933
Actuarial (gain) loss                            (105)        1,279         1,065         1,229       14,452      (7,769)
Benefits paid                                    (407)         (382)       (1,646)       (1,893)      (7,600)     (8,496)
                                             --------      --------      --------      --------     --------    --------
Benefit obligation at end of year            $ 11,011      $ 10,370      $ 16,306      $ 15,732     $118,399    $103,591
                                             ========      ========      ========      ========     ========    ========

CHANGE IN PLAN ASSETS
---------------------
Fair value at beginning of year              $     --      $     --      $     --      $     --     $133,312    $145,777
Actual return on plan assets                       --            --            --            --       (5,590)     (3,969)
Employer contribution                             407           382         1,647         1,893           --          --
Benefits paid                                    (407)         (382)       (1,647)       (1,893)      (7,600)     (8,496)
                                             --------      --------      --------      --------     --------    --------
Fair value at end of year                    $     --      $     --            --      $     --     $120,122    $133,312
                                             ========      ========      ========      ========     ========    ========

Funded status                                $(11,011)     $(10,370)     $(16,306)     $(15,732)    $  1,723    $ 29,721
Unrecognized actuarial loss                        --            --            --            --       30,138      (1,565)
                                             --------      --------      --------      --------     --------    --------
Prepaid (accrued) benefit cost
        recognized in the consolidated
        balance sheet                        $(11,011)     $(10,370)     $(16,306)     $(15,732)    $ 31,861    $ 28,156
                                             ========      ========      ========      ========     ========    ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assumptions used in computing the funded status were:

                                                                       Non-Qualified Plans         Qualified Plan
                                             Postretirement Benefits     Pension Benefits         Pension Benefits
Weighted Average Assumptions as of           -----------------------     ----------------         ----------------
         December 31,                           2001         2000        2001         2000         2001        2000
----------------------------------              ----         ----        ----         ----         ----        ----
Discount rate                                   7.00%        7.75%       7.00%        7.75%        7.00%       7.50%
Expected return on plan assets                   N/A          N/A        9.00         9.00         9.00        9.00
Rate of compensation increase                   0.00         0.00        0.00         0.00         0.00        0.00

     The initial health care cost trend rate for medical benefits in 2002 is assumed to be 9%, the average trend rate is assumed to be 7% and the ultimate trend rate is assumed to be 5%, which will be reached in 9 years.

     At December 31, 2001, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $1.2 million, and the service and interest cost to increase by less than $0.2 million. At December 31, 2001, a decrease of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to decrease by $1.0 million and the service and interest costs to decrease by $0.1 million.

     The net periodic benefit cost for the years ended December 31, 2001, 2000 and 1999 included the following components (in thousands):

                                                                                         Qualified and
                                                                                         Non-Qualified
                                                   Postretirement Benefits              Pension Benefits
                                                 ---------------------------      ------------------------------
                                                  2001       2000      1999         2001       2000       1999
                                                  ----       ----      ----         ----       ----       ----
      Service cost                               $  365     $  601    $ 612       $     --   $     --   $     --
      Interest cost                                 788        624      539          9,111      8,974      9,059
      Expected return on plan assets                 --         --       --        (11,661)   (12,895)   (12,320)
      Recognized net actuarial (gain) loss         (105)     1,279     (717)         1,065      1,228      1,164
                                                 ------     ------    -----       --------   --------   --------
         Net periodic cost (income)              $1,048     $2,504    $ 434       $ (1,485)  $ (2,693)  $ (2,097)
                                                 ======     ======    =====       ========   ========   ========

     DEFINED CONTRIBUTION PLAN

     The Bank offers a defined contribution plan, available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The plan provides for the deferral of up to 12% of eligible compensation of plan participants not to exceed the maximum allowed by the IRS. The Bank's matching contribution provides for 100% of the first 3% of employee deferrals and beginning in January 2000, 50% of the next 2% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 2.5% of eligible compensation. It can be declared at any level in the range from 0% to 2.5%. Prior to January 2000, the maximum was 3% of employee deferrals. Employees vest immediately in their own deferrals, employer matching contributions and employer profit sharing contributions. Prior to January 2000, employer matching contributions vested based on completed years of service. The Bank's contributions to such plan totalled $19.3 million, $16.7 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Effective January 1, 1999, the California Federal Employees' Investment Plan was amended to provide for automatic enrollment into the plan at a contribution rate of 3% unless the employee opts, in writing, to participate at a different deferral rate, or to opt out of the plan. Effective January 15, 1999, the plan was amended to allow the use of certain employer and employee contributions to purchase Golden State Common Stock at market prices. Contributions to the plan were used to purchase 221,315 shares for $6.2 million in 2001, 343,026 shares for $6.3 million in 2000 and 341,024 shares for $6.9 million in 1999. Sales by the plan of Golden State common shares during 2001 were 153,179 shares for $4.4 million; 217,166 shares for $4.5 million in 2000 and 52,126 shares for $1.1 million were sold by the plan in 1999. Effective March 1, 1999, the plan was also amended to reduce the

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

length of required service to six months before an employee can contribute to the plan and to amend the enrollment date to the first of the applicable month.

     In connection with the Glen Fed Merger, the Bank assumed sponsorship of the Glendale Federal's defined contribution plan. This plan was frozen at the merger date, therefore no contributions were made to the plan subsequent to the merger date. In the second quarter of 2000, Glendale Federal's plan was merged with the Bank's plan. The fair value of the assets transferred was $40 million.

     STOCK PLANS

     At December 31, 2001, 2000 and 1999, the Bank administered the following stock-based compensation plans: pre-merger stock option plans and the Omnibus Stock Plan.

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

     The following is a summary of the transactions under all stock option plans:

                                                                                                Weighted
                                                        Number of         Range of Option    Average Exercise
                                                         Shares               Prices              Price
                                                        ---------         ---------------    ----------------

       Outstanding at December 31, 1998                 1,993,787         $ 9.00 - $35.00         $19.30
       Granted                                          1,352,000         $23.50 - $23.50         $23.50
       Cancelled or expired                              (276,000)        $23.50 - $28.50         $28.10
       Exercised                                         (508,705)        $ 9.00 - $17.75         $13.44
                                                        ---------
       Outstanding at December 31, 1999                 2,561,082         $ 9.00 - $35.00         $21.74
       Granted                                          1,350,850         $12.94 - $21.31         $14.04
       Cancelled or expired                              (101,200)        $14.00 - $28.50         $21.49
       Exercised                                         (139,334)        $ 9.00 - $28.50         $17.84
                                                        ---------
       Outstanding at December 31, 2000                 3,671,398         $ 9.00 - $35.00         $19.06
       Granted                                          1,416,100         $24.15 - $30.80         $28.09
       Cancelled or expired                               (51,755)        $14.00 - $35.00         $22.59
       Exercised                                         (320,144)        $ 9.00 - $28.50         $19.22
                                                        ---------
       Outstanding at December 31, 2001                 4,715,599         $ 9.00 - $35.00         $21.59
                                                        =========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information about stock options outstanding at December 31, 2001 was as follows:

                                               Options Outstanding                            Options Exercisable
                             -------------------------------------------------------   ---------------------------------
                                 Options         Weighted Average        Weighted         Shares             Weighted
                               Outstanding    Remaining Contractual      Average        Exercisable          Average
Exercise Price Range         at End of Year      Life (in years)      Exercise Price   at End of Year     Exercise Price
--------------------         --------------   ---------------------   --------------   --------------     --------------
   $ 9.00 - $12.63               247,750               2.8                $11.27           247,750            $11.27
   $12.94 - $17.75             1,553,334               7.3                $14.54           717,709            $15.16
   $18.75 - $23.50             1,251,665               7.4                $23.48           834,167            $23.49
   $24.15 - $35.00             1,662,850               8.6                $28.31           318,700            $28.89

     At December 31, 2001,  2000 and 1999,  2,118,326,  1,504,098  and 1,231,082
options were exercisable, respectively, and the related weighted average exercise prices were $20.05, $20.95 and $19.83, respectively.

       No compensation cost was recognized by the Company for stock options granted during 2001, 2000 and 1999, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of Golden State's common stock at the measurement date over the exercise price of the award. At December 31, 2001, 2000 and 1999, options to acquire an equivalent of 861,916, 1,038,416 and 1,231,082 LTW(TM)s were outstanding under all plans.

     If compensation cost during 2001, 2000 and 1999 for the Omnibus Stock Plan had been determined based on the fair value of the awards at the grant dates, net income would have been $401.5 million, $346.3 million and $321.3 million, respectively, basic earnings per common share would have been $2.82, $2.49 and $2.46, respectively, and diluted earnings per common share would have been $2.80, $2.43 and $2.29, respectively. The fair values of the options were estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 2001, 2000 and 1999: risk-free interest rate of 5.05%, 6.60% and 5.60%, respectively; expected option life of seven years in 2001, 2000 and 1999; expected volatility of 52.83%, 52.54% and 41.30%, respectively; and expected dividend yield of 1.43% in 2001, .01% in 2000 and no dividends in 1999.

     The weighted average grant date fair value of the options granted during 2001, 2000 and 1999 were $14.61, $8.68 and $12.45 per share, respectively. The exercise price of each option equals the market price of Golden State's Common Stock on the date of the grant.

     On January 22, 2001, January 24, 2000 and July 19, 1999, the Company awarded 99,108, 220,327 and 56,908 shares of restricted common stock, respectively, to certain of its employees. The market value on the date of each award was $26.38, $14.00 and $22.38 per share, respectively. These shares vest over two years in 50% increments on the anniversary of the grant date, based upon the continued service of the employee. The compensation expense based on the stock price on the date of these awards was recognized on a straight line basis over the vesting period for each tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During 2001, 2000 and 1999, $1.8 million, $1.9 million and $0.5 million, respectively, in compensation expense was recognized related to such awards. At December 31, 2001, 2000 and 1999, 202,365, 246,756
and 56,908 restricted shares, respectively, were outstanding, of which 143,499, 28,454 and zero shares, respectively, were vested. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted earnings per share. See note 35.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(30) INCENTIVE PLANS
     ---------------

     On May 17, 1999, the Golden State Bancorp Inc. ECP was approved, providing for performance-based incentive awards to senior executives of the Company. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 29. Compensation expense totalling $10.0 million, $8.7 million and $9.1 million relating to the ECP was recorded during the years ended December 31, 2001, 2000 and 1999, respectively.

       Pursuant to the ECP, the Golden State Bancorp Inc. LTIP was approved, providing incentive awards to senior executives of the Company based solely on the performance of the Company's Common Stock over a three-year period. Awards may be paid in cash; however up to 50% may be payable in restricted common stock granted under the Omnibus Stock Plan discussed in note 29. Compensation expense totalling $5.7 million, $4.1 million and $2.0 million relating to the LTIP was recorded during the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, $6.0 million in expense relating to the LTIP was also reversed due to specific stock performance triggers of the plan not being met during the prescribed period.

       The DECP of the Bank provided for certain payments to participants in the DECP for annual incentives and in the event of a change of control of California Federal. The annual incentive feature of the DECP was terminated in 1998 upon the consummation of the merger of California Federal and Glendale Federal, and all amounts were paid out. No payment was made under the change of control provision because the Compensation Committee of California Federal determined that the merger of California Federal and Glendale Federal was not a change of control within the meaning of the DECP. California Federal subsequently entered into a replacement change of control agreement in 1999 with certain former participants in the DECP, so that amounts that would have been payable under the change of control provisions of the DECP would be paid to the former participants in the DECP who remain employed by California Federal upon the earlier to occur of (1) a change of control of California Federal subsequent to September 11, 1998 or (2) December 31, 2002. Compensation expense totalling $2.3 million relating to the DECP was recognized in each of the years ended December 31, 2001, 2000 and 1999.

(31)   EXTRAORDINARY ITEMS
       -------------------

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

(32)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
       ---------------------------------------------------

       On September 21, 2000, the EITF issued EITF No. 99-20, which was effective on April 1, 2001. EITF No. 99-20 establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on
(a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       On April 1, 2001, the Company identified a portfolio of securities with a total book value of $80.7 million which are subject to the impairment provisions of EITF No. 99-20. All of these securities had previously been reported as available-for-sale securities, with changes in fair value reflected in OCI. As a result of its implementation of EITF No. 99-20 during 2001, the Company recorded a loss of $1.6 million, net of income tax credits of $1.1 million, representing the cumulative effect of change in accounting principle. Subsequent declines in the fair value of these securities, totalling $7.5 million on a pre-tax basis, were recorded in gain (loss) on sale of assets.

(33)   LEGAL PROCEEDINGS
       -----------------

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

       On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court on that issue took place on June 26, 2001 and the Bank is awaiting the Claims Court's decision. The Bank continues to vigorously pursue its case for damages against the Government.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       BARTOLD V. GLENDALE FEDERAL BANK ET AL.

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

(34)   GOODWILL LITIGATION ASSETS
       --------------------------

       In connection with the Cal Fed Acquisition, the Bank recorded as an asset part of the estimated after-tax cash recovery from the California Federal Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in the Goodwill Litigation Asset. In connection with the Glen Fed Merger, the Bank recorded a second Goodwill Litigation Asset related to the estimated after-tax cash recovery from the Glendale Goodwill Litigation that will inure to the Bank, net of amounts payable to holders of the LTW(TM)s. The Goodwill Litigation Asset related to the California Federal Goodwill Litigation was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997. The Goodwill Litigation Asset related to the Glendale Goodwill Litigation was recorded at its estimated fair value of $56.9 million, net of estimated tax liabilities, as of September 11, 1998. The California Federal Goodwill Litigation Asset of $100 million was distributed on September 11, 1998 to GSB Investments and Hunter's Glen in accordance with the Golden State Merger agreement. See note 24.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(35)   EARNINGS PER COMMON SHARE
       -------------------------

       Net income per share of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury, during the period presented. Information used to calculate basic and diluted EPS is as follows (in thousands, except per share data):

                                                           2001                      2000                       1999
                                                   -----------------------   -----------------------    -----------------------
                                                     Basic       Diluted       Basic       Diluted        Basic       Diluted
                                                      EPS          EPS          EPS          EPS           EPS           EPS
                                                      ---          ---          ---          ---           ---           ---
        Income before extraordinary items
             and cumulative effect of
             change in accounting principle        $410,945     $410,945     $347,480     $347,480      $320,715     $320,715
        Extraordinary items                              --           --        3,014        3,014         2,472        2,472
         Cumulative effect of change in
             accounting principle                    (1,552)      (1,552)          --           --            --           --
                                                   --------     --------     --------     --------      --------
             Net income                            $409,393     $409,393     $350,494     $350,494      $323,187     $323,187
                                                   ========     ========     ========     ========      ========     ========

        Weighted average common
             shares outstanding (a)                 135,070      135,070      127,153      127,153       130,299      130,299
        Issuable Shares (b)                           7,457        7,457       11,875       11,875           482          482
                                                   --------     --------     --------     --------      --------     --------
        Total weighted average basic
             common shares outstanding              142,527      142,527      139,028      139,028       130,781      130,781
        Effect of dilutive securities:
             Options and warrants (c)                    --          745           --        2,220            --        5,249
             Issuable Shares (b)                         --           --           --        1,117            --        4,143
             Restricted stock (a)                        --          150           --          105            --            5
                                                   --------     --------     --------     --------      --------     --------
        Total weighted average diluted
             common shares outstanding (b)          142,527      143,422      139,028      142,470       130,781      140,178
                                                   ========     ========     ========     ========      ========     ========

        Income before extraordinary items
             and cumulative effect of
             change in accounting principle          $ 2.88       $ 2.86        $2.50        $2.44         $2.45        $2.29
        Extraordinary items                              --           --         0.02         0.02          0.02         0.02
         Cumulative effect of change in
             accounting principle                     (0.01)       (0.01)          --           --            --           --
                                                     ------       ------        -----        -----         -----        -----
        Earnings per common share                    $ 2.87       $ 2.85        $2.52        $2.46         $2.47        $2.31
                                                     ======       ======        =====        =====         =====        =====

--------------

(a) Basic weighted average common shares outstanding exclude the effect of unvested restricted common stock awarded to employees of the Company.

(b) 2001 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: (i) 3,018,256 shares based on the use of pre-merger tax benefits during 2001; (ii) 4,066,472 shares based on the use of pre-merger tax benefits during 2000 and prior;
       (iii) the effect of 497,381 shares issued to Hunter's Glen on January 23, 2001 for net tax benefits realized during 1999 and for a Federal tax refund and related interest associated with Old California Federal for periods prior to the Golden State Acquisition, (iv) 692,811 shares related to the extinguishment of Issuable Shares in July 2001 and (v) the effect of 543,817 shares issued to Hunter's Glen on July 17, 2001 for net tax benefits realized during 2000.


                                              (Footnotes continued on next page)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of: (i) 4,735,227 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen, (ii) 1,084,471 shares issuable to Hunter's Glen, and (iii) 2,754,968 shares related to the extinguishment of Issuable Shares in August 2000; all based on the use of pre-merger tax benefits during 1999. See note 24, "--Issuable Shares" for a discussion on extinguishment of Issuable Shares.

       2000 and 1999 total basic and diluted weighted average shares outstanding include the effect of 5,540,319 shares issued on January 21, 1999 and 147,677 shares issued on May 22, 2000 to GSB Investments and Hunter's Glen for net tax benefits realized by the Bank during 1998.

       2000 total basic and diluted weighted average common shares outstanding include the effect, as appropriate, of 458,407 shares issued in January 2001 to Hunter's Glen and 1,169,276 shares related to the extinguishment of Issuable Shares distributed in August 2000; all related to a Federal tax refund and related interest received in 1999 and 2000 associated with Old California Federal for periods prior to the Golden State Acquisition.

       2000 and 1999 total basic and diluted weighted average shares outstanding include the effect, as appropriate, of an additional 7,448,870 and 9,609,054 shares, respectively, estimated to be issuable to GSB Investments and Hunter's Glen based on the use of pre-merger tax benefits during 2000 and 1999. See note 24.

(c) Golden State's diluted shares outstanding are not affected by the LTW(TM)s until they become exercisable because the amount of the proceeds from the Glendale Goodwill Litigation and the number of shares of common stock to be issued cannot be determined until the LTW(TM)s become exercisable.

       Golden State's diluted shares outstanding were 143,799 thousand, 143,798 thousand and 138,693 thousand at December 31, 2001, 2000 and 1999, respectively.

(36)   COMMITMENTS, CONTINGENCIES AND OTHER OFF-BALANCE-SHEET ACTIVITIES
       -----------------------------------------------------------------

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

       Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                      Contract Amount at December 31,
                                                      -------------------------------
                                                         2001                 2000
                                                      ----------           ----------
           Commitments to extend credit
           ----------------------------
       Unutilized consumer lines                      $1,467,625           $1,225,572
       Unutilized commercial lines of credit             263,682              219,219
       Commercial and standby letters of credit           24,953                2,112

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                       2001
                                    --------------------------------------------------------------------------------
                                                              Contract Amount Expiring in
                                    --------------------------------------------------------------------------------
Commitments to extend credit          Total       Less Than 1 Year     1-3 Years      4-5 Years    More Than 5 Years
----------------------------          -----       ----------------     ---------      ---------    -----------------
Unutilized consumer lines           $1,467,625        $511,135          $39,181        $13,115         $904,194
Unutilized commercial
     lines of credit                   263,682         159,705           75,013         15,601           13,363
Commercial and standby
     letters of credit                  24,953          18,272            6,681             --               --

       The fair value of commitments to extend credit were not significant at either December 31, 2001 or 2000.

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

       Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All letters of credit issued have expiration dates within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments in an amount deemed to be necessary.

       OFF-BALANCE SHEET COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS

       The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2001 and 2000 that have not been recorded in the Company's balance sheet as they do not meet the definition of a derivative financial instrument. These amounts exclude commitments to extend credit which are summarized above. For more information on derivative instruments, see note 37.

                                               Contract Amount at December 31,
                                               -------------------------------
                                                    2001             2000
                                                 ----------       ----------
                                                        (in thousands)

       Commitments to originate loans            $3,937,422       $1,186,393
       Commitments to purchase loans              3,791,436          867,867
       Mandatory commitments to sell loans          679,182          442,117

       The Company's pipeline of loans in process includes loan applications for both portfolio and non-portfolio loans in various stages of processing that do not meet the definition of a derivative financial instrument. Until all required documentation is provided and underwritten, there is no credit risk to the Company. There is no interest rate risk until a rate commitment is extended by the Company to a borrower. Some of these commitments will ultimately be denied by the Company or declined by the borrower and therefore the commitment amounts do not necessarily represent future cash requirements. On a daily basis, the Company determines what percentage of the rate-locked pipeline of loans in process to hedge. Both the anticipated percentage of the pipeline that is expected to fund and the inherent risk position of the portfolio are considered in making this determination.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

       The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                                     2001                                       2000
                                      --------------------------------------    --------------------------------------
         Instruments                  Notional Amount   Estimated Fair Value    Notional Amount   Estimated Fair Value
         -----------                  ---------------   --------------------    ---------------   --------------------
       Interest rate caps               $2,000,000           $52,163              $1,800,000             $ 6,552
       Interest rate swaptions           1,250,000             9,448               1,150,000              12,892

       The off-balance sheet embedded options in borrowings at December 31, 2001 are scheduled to expire as shown in the table below (in thousands):

                                                     Contract Amount Expiring in:
                                       -------------------------------------------------------
           Instruments                 2002      2003        2004         2005        Total
           -----------                 ----      ----        ----         ----        -----
         Interest rate caps            $--     $400,000    $350,000    $1,250,000   $2,000,000
         Interest rate swaptions        --      150,000          --     1,100,000    1,250,000

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       COMMITMENTS AND CONTINGENCIES

       At December 31, 2001, the Bank had pledged as collateral the securities as detailed below (in thousands):

                                                                     Mortgage-backed        Mortgage-backed      Commercial
                                                 Securities              Securities            Securities           Paper
                                             Available for Sale     Available for Sale      Held to Maturity     Investments
                                             ------------------     ------------------      ----------------     -----------
Provide credit enhancements for certain
    bond-financed real estate projects
    originated by Old FNB                          $23,098            $   12,479                $  8,137           $    --

Pledged securities for principal and
    interest on Bank loan securitization                --               172,117                   7,802                --

Guarantee credit enhancements on
    multi-family bond issues and loans
    securitized by FNMA and FHLMC                    1,044               132,368                  23,816                --

Guarantee credit enhancements on
    loans transferred as part of
    securitization transactions by the Bank             --                    --                      --            30,320

Guarantee state and local agency
    deposits, and certain deposits with the
    Federal Reserve Bank                             2,717               289,771                  40,172                --

Cover the margin on interest rate swap
    agreements                                          --               170,107                  66,853                --

Secure various obligations as discussed
    in notes 8, 9, 18 and 19 at
    December 31, 2001                                   --             3,945,448                 763,438                --

       At December 31, 2000, securities available for sale and mortgage-backed securities available for sale and held to maturity of $20.0 million, $6.5 billion and $2.1 billion, respectively, were pledged as collateral for various obligations.

       At December 31, 2001, $27.1 billion in residential loans, $3.6 billion in multifamily loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances.

       At December 31, 2001 and 2000, loans receivable included approximately $5.5 billion and $7.9 billion, respectively, of loans that had the potential to experience negative amortization.

(37)   ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       --------------------------------------------------------------

       DERIVATIVE FINANCIAL INSTRUMENTS

       Stand alone derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates. Embedded derivative financial instruments include interest rate caps and swaptions in borrowings, which are not reflected on the Company's balance sheet, and are discussed in note 36. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's balance sheet as derivative assets and derivative liabilities for stand alone derivative financial instruments.

       The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers and the FHLB.

       Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

       INTEREST RATE RISK MANAGEMENT - RISK MANAGEMENT POLICIES - CASH FLOW HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

       The primary focus of the Company's asset/liability management program is to monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities and on mortgage prepayment speeds (which affect the MSR asset) during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       RESULTS
       -------

       The Company utilizes interest rate swaps primarily as an asset/liability management strategy to hedge against the interest rate risk inherent in variable-rate FHLB advances and securities sold under agreements to repurchase. The following table details the terms of interest rate swap agreements (dollars in thousands):

                                                                             December 31,
                                                                       -----------------------
                                                                          2001         2000
                                                                       ----------   ----------
       Notional amounts outstanding to hedge borrowings                $4,089,670   $3,219,670
       Weighted average maturities (in years)                                 2.8          4.1

       These agreements provided for the Company to receive payments at a variable rate determined by a specified index (three month LIBOR) in exchange for making payments at a fixed rate (dollars in thousands):

                                                                December 31,
                                                           ---------------------
                                                             2001         2000
                                                           ---------    --------

       Weighted average pay rates                              5.98%       6.76%
       Weighted average receive rates                          2.16%       6.73%
       Unrealized loss relating to interest rate swaps     $201,825     $75,482

       No interest rate swap agreements were terminated prior to maturity in 2001 or 2000. At December 31, 2001, an unrealized loss relating to interest rate swaps was recorded in derivative liabilities in accordance with SFAS No. 133. These losses will be recognized over the life of the FHLB advances or securities sold under agreements to repurchase, as appropriate.

       Risk management results for the year ended December 31, 2001 related to the balance sheet hedging of FHLB advances and Repos indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

       Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and Repos are reported in OCI. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the year ended December 31, 2001 was $75.5 million.

       As of December 31, 2001, approximately $72.0 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending December 31, 2002.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company either purchases or originates MSRs as a source of fee income. These mortgage-servicing rights expose the Company to variability in their fair value due to changes in the level of prepayments and other variables. Since the adoption of SFAS No. 133 on January 1, 2001, the carrying value of MSRs have been first adjusted upwards or downwards by the calculated change in the fair value of the MSRs being hedged and are then recorded at the lesser of their amortized cost or fair value. Prior to January 1, 2001, MSRs were generally recorded in the financial statements at the lesser of their amortized cost or their fair value.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Management believes that it is prudent to limit the variability in the fair value of a portion of its MSR asset. It is the Company's objective to hedge the change in fair value of the servicing rights asset associated with fixed rate, non-prepayment penalty loans for which it has recorded MSRs, at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company.

       STRATEGIES
       ----------

       To meet this objective, the Company utilizes interest rate swaps, principal only swaps, interest rate floors, and swaptions as an asset/liability management strategy to hedge the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement.

       INTEREST RATE SWAPS
       -------------------

       The Company utilizes interest rate swaps as an asset/liability management strategy to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Payments related to swap contracts are made either quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with interest rate swaps are the ability of the counterparties to meet the terms of the contract and the possibility that swap rates may not move in an inverse manner or in an amount equal to mortgage rate movements.

       The following table details the terms of interest rate swap agreements (dollars in thousands):

                                                                   December 31,
                                                            --------------------------
                                                               2001            2000
                                                            ----------      ----------
       Notional amount outstanding                          $2,462,000      $1,345,000
       Weighted average maturity outstanding (in years)            9.5              10

       These agreements provided for the Company to make payments at a variable-rate determined by a specified index (three-month LIBOR) in exchange for receiving payments at a fixed-rate (dollars in thousands):

                                                                            December 31,
                                                                        --------------------
                                                                         2001          2000
                                                                        ------       -------
       Weighted average pay rate                                         1.88%         6.40%
       Weighted average receive rate                                     5.68%         6.21%
       Unrealized gain relating to use of interest rate swaps          $7,561        $5,099

       No interest rate swap agreements were terminated prior to maturity in 2001 and 2000. At December 31, 2001, the unrealized gain relating to use of interest rate swaps was recorded in derivative assets in accordance with SFAS No. 133.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       PRINCIPAL ONLY SWAPS

       The Company utilizes PO swap agreements to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to IO strips. Under the terms of the PO swap agreements, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on: (a) an index tied to one month LIBOR and (b) the amortized notional balance of the swap. The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase their payment to the Company. The amounts to be paid and to be received are then netted together each month. The nature of this instrument results in increased cash flows and positive changes in the value of the PO swap during a declining interest rate environment. This positive change in the value of the PO swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the PO swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

       The following table details the terms of PO swap agreements (in thousands):

                                                                    December 31,
                                                                --------------------
                                                                  2001         2000
                                                                --------     -------
       Notional amounts outstanding - PO swap assets            $288,941     $89,323
       Fair market value - PO swap assets                          7,487       6,384
       Notional amounts outstanding - PO swap liabilities         89,987     103,776
       Fair market value - PO swap liabilities                    (1,076)     (5,182)

       No PO swap agreements were terminated prior to maturity in 2001 or 2000.

       INTEREST RATE FLOORS

       The Company currently uses interest rate floors to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential is the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps in 2001 and 2000) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential on a monthly basis by a counterparty, when the current long-term rate falls below the strike level of the agreement. The fair value of interest rate floor agreements is included in derivative assets or liabilities. Interest rate floors are subject to basis risk because of differences in movements of mortgage and LIBOR rates, market volatility and the impact of changes in the yield curve. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company was party to interest rate floor contracts as detailed below (dollars in thousands):

                                                                                December 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       -----------        -----------
       Weighted average maturity (in years)                                   4.9                4.9
       Notional amount of remaining interest rate floor contracts      $3,054,000         $2,338,000
       Weighted average strike rate                                          6.36%              6.25%
       Monthly floating rate                                                 5.82%              6.15%
       Strike rate exceeded floating rate                                    0.54%              0.10%
       Cash received from interest rate floor contracts                $    5,194         $      224
       Proceeds from sales of interest rate floor contracts            $  151,715         $   50,608
       Fair value amount                                               $   78,917         $   52,839

       INTEREST RATE SWAPTIONS

       The Company also uses swaptions to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. A swaption is an over-the-counter option that provides the right, but not the obligation, to enter into an interest rate swap agreement at predetermined terms at a specified time in the future. Swaptions are subject to basis risk because of differences in movements of mortgage and LIBOR rates, market volatility and the impact of changes in the yield curve. In addition, credit risk associated with swaptions is the ability of the counterparties to meet the terms of the contract.

       At December 31, 2001 and 2000, the Company was a party to swaption contracts with a weighted average maturity of 2.4 years and 2.8 years, respectively, in which the Company paid the counterparties premiums in exchange for the right but not the obligation to purchase an interest rate swap agreement. Under the terms of the underlying interest rate swap agreement, the Company would pay the variable rate tied to three month LIBOR and would receive the fixed rate.

       The Company was a party to swaption contracts with details below (dollars in thousands):

                                                                                     December 31,
                                                                            -----------------------------
                                                                               2001             2000
                                                                            -----------       -----------
       Notional amount of underlying interest rate swap contracts           $4,111,000        $2,178,000
       Weighted average strike rate                                               6.39%             6.44%
       Three-month LIBOR rate                                                     1.88%             6.40%
       Strike rate exceeded floating rate                                         4.51%             0.04%
       Proceeds received from sales of swaption contracts                   $  488,143        $   50,505
       Fair market value                                                    $  183,641        $  105,626

       RESULTS
       -------

       Risk management results related to the hedging of MSRs are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income for 2001 (in thousands):

       Gain on designated derivative contracts            $83,286
       Decrease in value of designated MSRs                (3,338)
                                                          -------

       Net gain on derivatives used to hedge MSRs         $79,948
                                                          =======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       MSR HEDGES
       ----------

       At December 31, 2001 and 2000, the Bank held cash collateral in the amount of $95.2 million and $20 million, respectively, related to interest rate derivatives used to hedge MSRs.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans that are expected to be sold in the near future. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are carried at fair market value, less the values associated with servicing (for those loans which qualify for fair value hedging under SFAS No. 133) or at the lower of aggregate amortized cost or fair market value (for those loans which do not qualify for fair value hedging under SFAS No. 133). These loans expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

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

       The forward loan sales lock in the price for the sale of either the specific loans classified as held-for-sale or for a generic group of loans similar to the specific loans classified as held-for-sale.

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income for 2001 (in thousands):

       Unrealized gain on designated forward loan sale commitments recognized     $ 25,406
       Decrease in value of warehouse loans                                        (29,728)
                                                                                  --------

       Net hedge ineffectiveness                                                  $ (4,322)
                                                                                  ========

       DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

       PURPOSE  -  INTEREST  RATE  LOCK   COMMITMENTS   AND  FORWARD  LOAN  SALE
       -------------------------------------------------------------------------
       COMMITMENTS
       -----------

       The Company enters into rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination and/or purchase of loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income for 2001 (in thousands):

       Unrealized gain on undesignated forward loan sale commitments recognized  to income        $ 11,473
       Loss on undesignated interest rate loan commitments  recognized to income (a)               (13,269)
                                                                                                  --------

       Net loss on derivatives                                                                    $ (1,796)
                                                                                                  =========

       ----------
       (a) The fair value of interest rate loan commitments excludes the net servicing value of $9.2 million.

       NOTIONAL AMOUNTS OF DERIVATIVES
       -------------------------------

       Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands). In 2001, the fair values of these derivative financial instruments were recorded in the Company's balance sheet in accordance with SFAS No. 133.

                                                        December 31, 2001                    December 31, 2000
                                                 -------------------------------      -------------------------------
                                                  Notional                             Notional
                                                   Amount        Credit Risk (1)        Amount        Credit Risk (1)
                                                   -------       ---------------        ------        ---------------
Interest rate swaps -  borrowings               $ 4,089,670         $     --           $ 3,219,670       $     --
Interest rate swaps hedging MSRs                  2,462,000            7,561             1,345,000          5,099
Principal only swaps                                378,928            6,411               193,099          1,202
Interest rate floors                              3,054,000           78,917             2,338,000         52,839
Interest rate swaptions                           4,111,000          183,641             2,178,000        105,626
Forward loan sale commitments                     3,980,863           36,879               679,487             --
Interest rate lock commitments                    1,870,852               --               270,442             --
                                                -----------         --------           -----------       --------
            Total                               $19,947,313         $313,409           $10,223,698       $164,766
                                                ===========         ========           ===========       ========

-------------
(1) Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $95.2 million and $20 million cash collateral held by the Bank at December 31, 2001 and 2000, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Derivative financial instruments used for other-than-trading purposes at December 31, 2001 are scheduled to mature as follows (in thousands):

                                                                   Notional Amounts
                            -----------------------------------------------------------------------------------------
                               2002         2003         2004         2005         2006      Thereafter      Total
                               ----         ----         ----         ----         ----      ----------      -----
Interest rate swaps -
     borrowings             $  400,000   $  715,000   $1,685,000    $519,670    $  750,000   $   20,000   $ 4,089,670
Interest rate swaps
     hedging MSRs                   --           --           --          --            --    2,462,000     2,462,000
Principal only swaps           204,286           --       44,896          --            --      129,746       378,928
Interest rate floors                --           --           --          --     3,054,000           --     3,054,000
Interest rate swaptions        110,000    2,049,000    1,952,000          --            --           --     4,111,000
Forward loan sale
     commitments             3,980,863           --           --          --            --           --     3,980,863
Interest rate lock
     commitments             1,870,852           --           --          --            --           --     1,870,852
                            ----------   ----------   ----------    --------    ----------   ----------   -----------
                Total       $6,566,001   $2,764,000   $3,681,896    $519,670    $3,804,000   $2,611,746   $19,947,313
                            ==========   ==========   ==========    ========    ==========   ==========   ===========

       For year-end fair values of derivative financial instruments used for other-than-trading purposes at December 31, 2001 and 2000, see note 38.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(38)   FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------

       The following table presents the carrying amounts and fair values of the Company's financial instruments (in thousands):

                                                                                December 31,
                                                       -------------------------------------------------------------
                                                                  2001                              2000
                                                        ---------------------------     ----------------------------
                                                         Carrying          Fair          Carrying           Fair
                                                           Value           Value           Value            Value
                                                           -----           -----           -----            -----
Financial Assets:
      Cash and cash equivalents                         $   805,201     $   805,201     $   783,146      $   783,146
      Securities available for sale                         116,112         116,112         641,205          641,205
      Securities held to maturity                            30,602          30,602         587,503          590,571
      Mortgage-backed securities
          available for sale                              7,057,903       7,057,903       9,866,823        9,866,823
      Mortgage-backed securities
          held to maturity                                1,385,113       1,411,157       2,886,612        2,959,677
      Loans held for sale                                 2,608,365       2,617,435         845,763          851,856
      Loans receivable, net                              39,335,623      39,743,756      39,592,814       39,262,610
      Investment in FHLB                                  1,446,607       1,446,607       1,361,066        1,361,066
      Accrued interest receivable                           288,308         288,308         364,414          364,414
      MSRs (a)                                            1,623,947       1,639,255       1,559,323        1,474,096

Financial Liabilities:
      Deposits                                           25,134,078      25,226,867      23,429,754       23,422,173
      Securities sold under agreements
          to repurchase                                   2,363,945       2,365,311       4,511,309        4,555,425
      Borrowings                                         24,444,541      24,886,860      28,800,557       28,802,601

On-balance Sheet Derivatives:
      Interest rate swaps hedging borrowings               (201,825)       (201,825)             --               --
      Interest rate swaps hedging MSRs                        7,561           7,561              --               --
      Principal only swaps                                    6,411           6,411              --               --
      Interest rate floors                                   78,917          78,917              --               --
      Interest rate swaptions                               183,641         183,641              --               --
      Interest rate lock commitments (b)                    (13,269)         (4,028)             --               --
      Forward loan sale commitments                          36,879          36,879              --               --
                                                        -----------     -----------
         Total derivative assets and liabilities             98,315         107,556

Off-balance Sheet Financial Instruments:
      Interest rate swaps hedging borrowings                     --              --              --          (75,482)
      Interest rate swaps hedging MSRs                           --              --              --            5,099
      Principal only swaps                                       --              --              --            1,202
      Interest rate floors                                       --              --              --           52,839
      Interest rate swaptions                                    --              --              --          105,626
      Interest rate lock commitments                             --              --              --            3,635
      Forward loan sale commitments                              --              --              --           (5,340)
      Embedded derivative options in borrowings:
           Interest rate caps                                    --          52,163              --            6,552
           Interest rate swaptions                               --           9,448              --           12,892

                                                                                                         (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------
(a) Fair value amounts presented for MSRs do not include the fair values of interest rate floor contracts, interest rate swaps, principal only swaps and interest rate swaptions. Prior to January 1, 2001, the MSR carrying value included unamortized premiums associated with interest rate floors and interest rate swaptions. The combined fair value of MSRs and the related derivatives is $1.9 billion and $1.6 billion at December 31, 2001 and 2000, respectively.

(b) The carrying value of interest rate lock commitments does not include the net servicing value, which when the loans are funded should result in a greater fair value than the carrying value.

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

       INVESTMENT IN FHLB: Since no secondary market exists for FHLB stock and the FHLB buys and sells the stock at par, fair value of these financial instruments approximates the carrying value.

       ACCRUED INTEREST: The carrying amounts of accrued interest approximate their fair values.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       MORTGAGE SERVICING RIGHTS: The fair value of MSRs is based on market prices for comparable mortgage servicing contracts, when available, or alternatively a valuation model that calculates the present value of future net servicing income. In using the valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The following assumptions were used in estimating the fair value of residential MSRs; the fair value of commercial real estate and commercial banking MSRs is considered to be immaterial.

                                                    December 31,
                                               -----------------------
                                                2001             2000
                                               ------           ------

       Weighted average default rate            1.03%            0.99%
       Weighted average prepayment rate (CPR)  11.58%           12.78%
       Weighted average discount rate           9.60%           10.20%

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

       ON-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND EMBEDDED DERIVATIVE
OPTIONS: Derivative financial instruments are recorded at fair value based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value). Dealer quotes are available for those derivative financial instruments hedging the Company's liabilities. The Company uses an independent consultant to model the value of the derivative financial instruments hedging MSRs.

       OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - LOAN COMMITMENTS:

       The Company has two types of off-balance sheet loan commitments: (1) commitments for commercial loans originated for portfolio and (2) commitments for residential loans originated for portfolio.

       These loan commitments are off-balance sheet because they do not meet the definition of a derivative as described in SFAS No. 133. The fair value of commitments for commercial loans originated for portfolio is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments for residential loans originated for portfolio is estimated using as a basis the fair value of similar commitments for residential loans that meet the definition of a derivative and which are readily convertible to cash.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(39)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
       ---------------------------------------------

       The following table presents selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                                                          Quarter Ended
                                              ----------------------------------------------------------------------
                                              December 31,   September 30,    June 30,       March 31,
                                                 2001            2001           2001           2001       Total 2001
                                                 ----            ----           ----           ----       ----------
Total interest income                         $ 893,503       $ 988,557     $1,027,531      $1,059,057    $ 3,968,648
Total interest expense                         (535,235)       (632,073)      (691,143)       (748,707)    (2,607,158)
                                              ---------       ---------     ----------      ----------    -----------
    Net interest income                         358,268         356,484        336,388         310,350      1,361,490
Total noninterest income                         96,528          85,949        109,594          58,847        350,918
Total noninterest expense                      (249,833)       (247,288)      (246,866)       (235,356)      (979,343)
                                              ---------       ---------     ----------      ----------    -----------
Income before income taxes,
    minority interest and cumulative
    effect of change in accounting
    principle                                   204,963         195,145        199,116         133,841        733,065
Income tax expense                              (89,162)        (85,138)       (83,387)        (34,308)      (291,995)
Minority interest: provision in
    lieu of income tax expense                      110              --         (3,247)             --         (3,137)
Minority interest: other                         (6,747)         (6,747)        (6,747)         (6,747)       (26,988)
                                              ---------       ---------     ----------      ----------    ------------
Income before cumulative effect of
    change in accounting principle              109,164         103,260        105,735          92,786        410,945
Cumulative effect of change in
    accounting principle, net of tax                 --              --         (1,552)             --         (1,552)
                                              ---------       ---------     ----------      ----------    -----------
    Net income                                $ 109,164       $ 103,260     $  104,183      $   92,786    $   409,393
                                              =========       =========     ==========      ==========    ===========

Earnings per share:
Basic
    Income before cumulative effect
       of change in accounting
       principle                                  $0.76           $0.73         $ 0.74           $0.65         $ 2.88
    Cumulative effect of change in
       accounting principle                          --              --          (0.01)             --          (0.01)
                                                  -----           -----         ------           -----         ------
    Net income                                    $0.76           $0.73         $ 0.73           $0.65         $ 2.87
                                                  =====           =====         ======           =====         ======

Diluted
    Income before cumulative effect
       of change in accounting
       principle                                  $0.76           $0.72         $ 0.73           $0.65         $ 2.86
    Cumulative effect of change in
       accounting principle                          --              --          (0.01)             --          (0.01)
                                                  -----           -----         ------           -----         ------
    Net income                                    $0.76           $0.72         $ 0.72           $0.65         $ 2.85
                                                  =====           =====         ======           =====         ======

Dividends declared per common share               $0.10           $0.10         $ 0.10           $0.10         $ 0.40
                                                  =====           =====         ======           =====         ======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Quarter Ended
                                              ----------------------------------------------------------------------
                                              December 31,   September 30,    June 30,       March 31,
                                                 2000           2000           2000            2000       Total 2000
                                                 ----           ----           ----            ----       ----------
Total interest income                         $1,060,382      $1,055,890    $1,022,871      $ 966,654     $ 4,105,797
Total interest expense                          (776,649)       (770,244)     (732,554)      (679,551)     (2,958,998)
                                              ----------      ----------    ----------      ---------     -----------
    Net interest income                          283,733         285,646       290,317        287,103       1,146,799
Total noninterest income                         116,950         111,966       104,567        107,282         440,765
Total noninterest expense                       (230,034)       (228,326)     (227,717)      (227,162)       (913,239)
                                              ----------      ----------    ----------      ---------     -----------
Income before income taxes,
    minority interest and
    extraordinary items                          170,649         169,286       167,167        167,223         674,325
Income tax (expense) benefit                     (74,560)        (73,976)      (73,139)        84,894        (136,781)
Minority interest: provision in
    lieu of income tax expense                        --              --            --       (161,688)       (161,688)
Minority interest: other                          (6,796)         (6,797)       (8,184)        (6,599)        (28,376)
                                              ----------      ----------    ----------      ---------     -----------
Income before extraordinary items                 89,293          88,513        85,844         83,830         347,480
Extraordinary items - gains on early
    extinguishment of debt, net of tax                --              --         1,808          1,206           3,014
                                              ----------      ----------    ----------      ---------     -----------
    Net income                                $   89,293      $   88,513    $   87,652      $  85,036     $   350,494
                                              ==========      ==========    ==========      =========     ===========

Earnings per share:
Basic
    Income before extraordinary items              $0.63           $0.63         $0.62          $0.62           $2.50
    Extraordinary items                               --              --          0.01           0.01            0.02
                                                   -----           -----         -----          -----           -----
    Net income                                     $0.63           $0.63         $0.63          $0.63           $2.52
                                                   =====           =====         =====          =====           =====

Diluted
    Income before extraordinary items              $0.63           $0.62         $0.60          $0.59           $2.44
    Extraordinary items                               --              --          0.01           0.01            0.02
                                                   -----           -----         -----          -----           -----
    Net income                                     $0.63           $0.62         $0.61          $0.60           $2.46
                                                   =====           =====         =====          =====           =====
Dividends declared per common share                $0.10           $0.10         $  --          $  --           $0.20
                                                   =====           =====         =====          =====           =====

(40)   CONDENSED PARENT COMPANY FINANCIAL INFORMATION
       ----------------------------------------------

       The following represents condensed balance sheets of the Company (parent company only) (in thousands):

                                                                           December 31,
                                                                  -----------------------------
                                                                     2001               2000
                                                                  ----------         ----------
       Assets
          Cash                                                    $    8,242         $   30,114
          Investments in subsidiaries                              2,657,204          2,340,843
          Other assets                                                 6,294             26,466
                                                                  ----------         ----------
             Total                                                $2,671,740         $2,397,423
                                                                  ==========         ==========

       Liabilities and Stockholders' Equity
          Other liabilities                                       $  102,305         $  246,689
                                                                  ----------         ----------
             Total liabilities                                       102,305            246,689
          Total stockholders' equity                               2,569,435          2,150,734
                                                                  ----------         ----------
             Total liabilities and stockholders' equity           $2,671,740         $2,397,423
                                                                  ==========         ==========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following represents parent company only condensed statements of income (in thousands):

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                2001            2000             1999
                                                                              --------       --------         --------
       Interest income                                                        $     --        $     --        $     47
       Loss on assets                                                           (4,098)             --              --
       Dividends received from subsidiary                                      135,000          96,000         230,500
                                                                              --------        --------        --------
          Total income                                                         130,902          96,000         230,547
       Interest expense                                                            122           1,202              --
       Noninterest expense                                                       5,467           4,434           4,082
                                                                              --------        --------        --------
          Total expense                                                          5,589           5,636           4,082
       Income before equity in undistributed
          net income of subsidiaries                                           125,313          90,364         226,465
       Equity in undistributed net income of subsidiaries                      283,261         420,905         102,562
                                                                              --------        --------        --------
       Income before income taxes and minority interest                        408,574         511,269         329,027
       Income tax benefit                                                       (3,956)         (2,302)        (42,293)
                                                                              --------        --------        --------
       Income before minority interest                                         412,530         513,571         371,320
       Minority interest - Provision in lieu of income taxes                     3,247         161,688          43,679
       Minority interest - Due to GSB Investments and Hunter's Glen               (110)          1,389           4,454
                                                                              --------        --------        --------
          Net income                                                          $409,393        $350,494        $323,187
                                                                              ========        ========        ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following represents parent company only statements of cash flows (in thousands):

                                                                                      Year Ended December 31,
                                                                             ------------------------------------------
                                                                                2001            2000            1999
                                                                             ----------       --------       ----------
Cash flows from operating activities:
       Net income                                                             $ 409,393       $ 350,494      $ 323,187
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Decrease (increase) in other assets                                    17,293         (16,063)       (24,656)
          (Decrease) increase in other liabilities                              (50,913)         38,618         34,721
          Loss on assets                                                          4,098              --             --
          Minority interest - Provision in lieu of income taxes                   3,247         161,688         43,679
          Minority interest - Due to GSB Investments and
             Hunter's Glen                                                         (110)          1,389          4,454
          Equity in undistributed net income of subsidiaries                   (283,261)       (420,905)      (102,562)
                                                                              ---------       ---------      ---------
          Net cash provided by operating activities                              99,747         115,221        278,823
                                                                              ---------       ---------      ---------

Cash flows from investing activities:
       Capital contribution to subsidiaries                                     (10,500)        (40,500)       (52,500)
       Purchase of securities                                                        --          (4,098)            --
       Merger with Golden State Financial Corporation                                --             --             959
                                                                              ---------       ---------      ---------
          Net cash used in investing activities                                 (10,500)        (44,598)       (51,541)
                                                                              ---------       ---------      ---------

Cash flows from financing activities:
       Purchase of treasury stock                                                  (749)        (63,724)      (250,245)
       Exercise of stock options and warrants                                     7,767         131,873          7,880
       Sale of treasury stock                                                        --             134            979
       Extinguishment of Issuable Shares                                        (64,000)        (85,000)            --
       Dividends                                                                (54,137)        (26,444)            --
                                                                              ---------       ---------      ---------
          Net cash used in financing activities                                (111,119)        (43,161)      (241,386)
                                                                              ---------       ---------      ---------

       Net change in cash and cash equivalents                                  (21,872)         27,462        (14,104)
       Cash and cash equivalents at beginning of year                            30,114           2,652         16,756
                                                                              ---------       ---------      ---------
       Cash and cash equivalents at end of year                               $   8,242       $  30,114      $   2,652
                                                                              =========       =========      =========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Supplemental Disclosure of Cash Flow Information:

                                                                                             Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                      2001           2000             1999
                                                                                    ---------      ---------        ---------
                                                                                                 (in thousands)
Cash received for:
       Income taxes, net                                                            $ (7,420)      $ (28,845)       $(54,710)

Non-cash financing activities:
       Adjustment to initial dividend of tax benefits to
           former parent due to deconsolidation                                           --              --         (15,519)
       Distribution of Issuable Shares                                               (20,000)       (100,000)         (5,540)
       Issuable Shares (usage of pre-merger NOLs)                                     98,217         166,484         197,562
       Adjustment to additional paid-in capital and Issuable Shares
           for changes to tax benefits                                                14,422              --              --
       Issuable Shares adjustment for tax refund and related
           interest                                                                       --           1,389              --
       Adjustment to pre-merger tax benefits retained by
           previous owners FN Holdings                                               (24,694)        (39,305)             --
       Reclassification of LTW(TM)s owned by the Bank                                     --              --          (1,987)
       Adjustment to contribution receivable from GSB Investments and Hunter's
           Glen in respect of their proportionate ownership of the California
           Federal
           Goodwill Litigation Asset                                                     658           3,451         (24,081)
       Impact of restricted common stock                                               3,458           3,175             477
       Extinguishment of Issuable Shares:
           Reduction of Issuable Shares                                              (11,000)        (53,312)             --
           Increase to other liabilities                                                 700          38,911              --
           Increase to additional paid-in-capital                                     10,300          14,401              --
           Reversal of previously capitalized costs - 2000
              extinguishment of Issuable Shares                                          998              --              --
       Dividend of tax asset from subsidiary                                          10,551              --              --