Form 10-Q
period 2002-03-31
GOLDEN STATE BANCORP INC
filed 2002-05-10
CIK 1019508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                              --------------------------------------------------

                                       or

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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on April 30, 2002: 136,009,183 shares.

                            GOLDEN STATE BANCORP INC.
                     FIRST QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001...............................3

           Unaudited Consolidated Statements of Income
           Three Months Ended March 31, 2002 and 2001.........................4

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2002 and 2001.........................5

           Unaudited Consolidated Statement of Stockholders' Equity
           Three Months Ended March 31, 2002..................................6

           Unaudited Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001.........................7

           Notes to Unaudited Consolidated Financial Statements...............9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................28

           Critical Accounting Policies......................................28

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........52


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................53

  Item 2.  Changes in Securities.............................................54

  Item 3.  Defaults Upon Senior Securities...................................54

  Item 4.  Submission of Matters to a Vote of Security Holders...............54

  Item 5.  Other Information.................................................54

  Item 6.  Exhibits and Reports on Form 8-K..................................54

  Glossary of Defined Terms..................................................55

  Signatures.................................................................57

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                   ASSETS                                         March 31, 2002     December 31, 2001
                                   ------                                         --------------     -----------------
Cash and due from banks                                                            $   830,558          $   709,169
Interest-bearing deposits in other banks                                                   100                  103
Short-term investment securities                                                        80,555               95,929
                                                                                   -----------          -----------
     Cash and cash equivalents                                                         911,213              805,201

Securities available for sale, at fair value                                           118,617              116,112
Securities held to maturity                                                             29,228               30,602
Mortgage-backed securities available for sale, at fair value                         5,808,176            7,057,903
Mortgage-backed securities held to maturity                                          1,302,260            1,385,113
Loans held for sale, net                                                             2,198,878            2,608,365
Loans receivable, net                                                               38,703,762           39,335,623
Investment in FHLB System                                                            1,368,217            1,446,607
Premises and equipment, net                                                            303,248              306,890
Foreclosed real estate, net                                                             16,074               18,564
Accrued interest receivable                                                            280,906              288,308
Goodwill (net of accumulated amortization of $286,470
     at both March 31, 2002 and December 31, 2001)                                     590,420              590,420
Other intangible assets (net of accumulated amortization of $20,708 at
     March 31, 2002 and $19,541 at December 31, 2001)                                   49,256               50,423
MSRs (net of valuation allowance of $180,452 at March 31, 2002
     and $153,345 at December 31, 2001)                                              1,778,651            1,623,947
Derivative assets                                                                      194,303              349,026
Other assets                                                                           435,466              477,565
                                                                                   -----------          -----------
         Total assets                                                              $54,088,675          $56,490,669
                                                                                   ===========          ===========
          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
          -------------------------------------------------------

Deposits                                                                           $24,831,352          $25,134,078
Securities sold under agreements to repurchase                                       2,160,196            2,363,945
Borrowings                                                                          22,539,615           24,444,541
Derivative liabilities                                                                 155,538              250,711
Other liabilities                                                                    1,207,814            1,227,959
                                                                                   -----------          -----------
         Total liabilities                                                          50,894,515           53,421,234
                                                                                   -----------          -----------

Commitments and contingencies                                                               --                   --

Minority interest                                                                      500,000              500,000

Stockholders' equity

     Common stock, $1.00 par value, (250,000,000 shares authorized;
         152,381,922 and 152,164,166 shares issued at March 31, 2002
         and December 31, 2001, respectively)                                          152,382              152,164
     Issuable Shares                                                                   189,532              189,532
     Additional paid-in capital                                                      1,555,818            1,551,520
     Accumulated other comprehensive loss, net                                         (50,320)             (61,806)
     Retained earnings (substantially restricted)                                    1,163,925            1,054,511
     Treasury stock at cost (16,433,269 and 16,408,120 shares
         at March 31, 2002 and December 31, 2001, respectively)                       (317,177)            (316,486)
                                                                                   -----------          -----------
     Total stockholders' equity                                                      2,694,160            2,569,435
                                                                                   -----------          -----------
         Total liabilities, minority interest and stockholders' equity             $54,088,675          $56,490,669
                                                                                   ===========          ===========
See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2002           2001
                                                                               --------      ----------
Interest income:
     Loans receivable                                                          $649,159      $  777,790
     Mortgage-backed securities available for sale                               92,566         180,983
     Mortgage-backed securities held to maturity                                 21,417          37,411
     Loans held for sale                                                         41,805          20,127
     Securities available for sale                                                1,630          10,780
     Securities held to maturity                                                    147           8,501
     Interest-bearing deposits in other banks                                       125             419
     Dividends on FHLB stock                                                     20,839          23,046
                                                                               --------      ----------
         Total interest income                                                  827,688       1,059,057
                                                                               --------      ----------
Interest expense:
     Deposits                                                                   135,142         240,837
     Securities sold under agreements to repurchase                              21,350          67,945
     Borrowings                                                                 302,810         439,925
     Other                                                                          705              --
                                                                               --------      ----------
         Total interest expense                                                 460,007         748,707
                                                                               --------      ----------
         Net interest income                                                    367,681         310,350
                                                                               --------      ----------
Provision for loan losses                                                            --              --
                                                                               --------      ----------
         Net interest income after provision for loan losses                    367,681         310,350
                                                                               --------      ----------
Noninterest income:
     Loan servicing fees, net                                                    (8,815)        (26,652)
     Customer banking fees and service charges                                   58,148          51,261
     Gain on sale, settlement and transfer of loans, net                         34,619           4,924
     (Loss) gain on sale of assets, net                                          (1,886)            439
     Gain on non-monetary exchange of Star Systems common stock                      --          20,671
     Other income                                                                 5,917           8,204
                                                                               --------      ----------
         Total noninterest income                                                87,983          58,847
                                                                               --------      ----------
Noninterest expense:
     Compensation and employee benefits                                         125,403         118,291
     Occupancy and equipment                                                     42,758          40,171
     Professional fees                                                            7,509           4,975
     Loan expense                                                                 4,156           4,202
     Foreclosed real estate operations, net                                        (832)           (398)
     Amortization of goodwill and other intangible assets                         1,167          14,940
     Other expense                                                               56,946          53,175
                                                                               --------      ----------
         Total noninterest expense                                              237,107         235,356
                                                                               --------      ----------
Income before income taxes and minority interest                                218,557         133,841
Income tax expense                                                               89,353          34,308
Minority interest                                                                 6,747           6,747
                                                                               --------      ----------
         Net income                                                            $122,457      $   92,786
                                                                               ========      ==========
Earnings per share:
   Basic                                                                          $0.86           $0.65
                                                                                  =====           =====
   Diluted                                                                        $0.85           $0.65
                                                                                  =====           =====
 Dividends declared per common share                                              $0.10           $0.10
                                                                                  =====           =====
 See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                   2002                2001
                                                                                 --------            --------
       Net income                                                                $122,457            $ 92,786

       Other comprehensive income, net of tax:
           Unrealized holding (loss) gain on securities available for sale:
              Unrealized holding (loss) gain arising during the period            (23,738)             99,168
              Less: reclassification adjustment for gain included
                   in net income                                                     (767)                (82)
                                                                                 --------            --------
                                                                                  (24,505)             99,086
           Amortization of market adjustment for securities
              transferred from available-for-sale to held-to-maturity                  --               1,477

           Transition adjustment upon adoption of SFAS No. 133                         --             (44,647)

           Change in fair value of derivatives used for cash flow hedges, net of applicable taxes of $24,858 in 2002
              and $25,689 in 2001                                                  35,991             (37,197)
                                                                                 --------            --------

       Other comprehensive income                                                  11,486              18,719
                                                                                 --------            --------
       Comprehensive income                                                      $133,943            $111,505
                                                                                 ========            ========

       See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                      Common Stock                       Additional
                                                -------------------------    Issuable      Paid-in
                                                   Shares         Amount      Shares       Capital
                                                   ------         ------      ------       -------
Balance at December 31, 2001                    152,164,166      $152,164    $189,532     $1,551,520

Net income                                               --            --          --             --
Change in net unrealized holding gain
    on securities available for sale                     --            --          --             --
Change in net unrealized holding loss
    on derivatives                                       --            --          --             --
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                            --            --          --             --
Impact of restricted common stock                   109,990           110          --          2,049
Exercise of stock options                           107,766           108          --          2,249
Purchase of treasury stock                               --            --          --             --
Dividends on common stock                                --            --          --             --
                                                -----------      --------    --------     ----------

Balance at March 31, 2002                       152,381,922      $152,382    $189,532     $1,555,818
                                                ===========      ========    ========     ==========

                                                                                          (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                              Accumulated
                                                                 Other
                                                    Comprehensive (Loss) Income, Net
                                                 ----------------------------------------
                                                 Securities      Derivatives      Total
                                                 ----------      -----------      -----
Balance at December 31, 2001                      $ 57,573       $(119,379)      $(61,806)

Net income                                              --              --             --
Change in net unrealized holding gain
    on securities available for sale               (24,505)             --        (24,505)
Change in net unrealized holding loss
    on derivatives                                      --          35,991         35,991
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                           --              --             --
Impact of restricted common stock                       --              --             --
Exercise of stock options                               --              --             --
Purchase of treasury stock                              --              --             --
Dividends on common stock                               --              --             --
                                                  --------       ---------       --------

Balance at March 31, 2002                         $33,068        $(83,388)       $(50,320)
                                                  ========       =========       ========

                                                                               (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                  Retained           Common Stock
                                                  Earnings            in Treasury                  Total
                                               (Substantially    -----------------------        Stockholders'
                                                 Restricted)       Shares         Amount           Equity
                                               --------------      ------         ------           ------
Balance at December 31, 2001                     $1,054,511      (16,408,120)    $(316,486)      $2,569,435

Net income                                          122,457               --            --          122,457
Change in net unrealized holding gain
    on securities available for sale                     --               --            --          (24,505)
Change in net unrealized holding loss
    on derivatives                                       --               --            --           35,991
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                           548               --            --              548
Impact of restricted common stock                        --               --            --            2,159
Exercise of stock options                                --               --            --            2,357
Purchase of treasury stock                               --          (25,149)         (691)            (691)
Dividends on common stock                           (13,591)              --            --          (13,591)
                                                 ----------      -----------     ---------       ----------

Balance at March 31, 2002                        $1,163,925      (16,433,269)    $(317,177)      $2,694,160
                                                 ==========      ===========     =========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          2002             2001
                                                                                       -----------      -----------
  Cash flows from operating activities:
  Net income                                                                           $   122,457      $    92,786
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Amortization of goodwill and other intangible assets                                    1,167           14,940
     Amortization of purchase accounting premiums and
          discounts, net                                                                     3,668            1,546
     Accretion of discount on borrowings                                                       226              285
     Amortization of MSRs                                                                  114,325           58,415
     Loss (gain) on sale of assets, net                                                      1,886             (439)
     Gain on sale of foreclosed real estate, net                                            (1,179)            (855)
     Loss on sale, settlement and transfer of loans, net                                   117,924           32,766
     Capitalization of originated MSRs                                                    (152,543)         (37,690)
     Depreciation and amortization of premises and equipment                                14,356           13,673
     Amortization of deferred debt issuance costs                                            1,491            1,836
     FHLB stock dividends                                                                  (20,839)         (23,046)
     Purchases and originations of loans held for sale                                  (6,461,450)      (2,289,629)
     Net proceeds from the sale of loans held for sale                                   6,719,741        1,420,877
     Net gain on derivatives used to hedge MSRs                                            (19,280)          (2,405)
     Provision for loss on MSRs                                                             27,107           77,000
     Decrease in other assets                                                               70,398          294,694
     Decrease in accrued interest receivable                                                 7,402            8,617
     (Decrease) increase in other liabilities                                              (63,360)         170,353
     Amortization of deferred compensation expense-
          restricted common stock                                                              430              479
     Gain on non-monetary exchange of Star Systems common stock                                 --          (20,671)
     Reduction in net accrued tax liability                                                     --          (25,805)
     Minority interest                                                                       6,747            6,747
                                                                                       -----------      -----------
          Net cash provided by (used in) operating activities                              490,674         (205,526)
                                                                                       -----------      -----------

                                                                                                         (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                    Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                      2002                2001
                                                                                  ------------         -----------
  Cash flows from investing activities:
       Purchases of securities available for sale                                 $    (25,539)        $      (155)
       Proceeds from maturities of securities available for sale                        23,170             269,891
       Purchases of securities held to maturity                                           (995)             (1,386)
       Principal payments and proceeds from maturities
          of securities held to maturity                                                 2,369              26,353
       Purchases of mortgage-backed securities available for sale                      (43,644)            (41,198)
       Principal payments on mortgage-backed securities available for sale           1,220,752             441,524
       Proceeds from sales of mortgage-backed securities available for sale             29,268                  --
       Principal payments on mortgage-backed securities held to maturity                82,852             104,849
       Proceeds from sales of loans                                                     31,901               5,487
       Loan originations and principal collections, net                              2,035,111             177,330
       Purchases of loans receivable                                                (1,402,470)         (1,486,453)
       Purchases of FHLB stock                                                         (21,775)                 --
       Redemption of FHLB stock                                                        100,165                  --
       Purchases of premises and equipment                                             (11,275)            (14,328)
       Proceeds from disposal of premises and equipment                                  4,236               2,546
       Proceeds from sales of foreclosed real estate                                     9,390               7,211
       Purchases of MSRs                                                               (91,816)            (62,709)
       Hedge receipts (payments)                                                        19,942             (10,005)
       Purchases of derivatives                                                       (416,887)           (121,967)
       Proceeds from sales and settlements of derivatives                              475,008             133,712
                                                                                  ------------         -----------
           Net cash provided by (used in) investing activities                       2,019,763            (569,298)
                                                                                  ------------         -----------
  Cash flows from financing activities:
       Net (decrease) increase in deposits                                            (302,602)          1,025,989
       Proceeds from additional borrowings                                          30,601,848          24,400,121
       Principal payments on borrowings                                            (32,481,000)        (24,048,510)
       Principal payment of FN Holdings Notes                                             (250)                 --
       Net decrease in securities sold under agreements to repurchase                 (203,749)           (450,864)
       Dividends paid to minority stockholders of subsidiary, net of taxes              (6,747)             (6,747)
       Exercise of stock options                                                         2,357               1,250
       Purchases of treasury stock                                                        (691)               (415)
       Dividends on common stock                                                       (13,591)            (13,493)
                                                                                  ------------         -----------
           Net cash (used in) provided by financing activities                      (2,404,425)            907,331
                                                                                  ------------         -----------

  Net change in cash and cash equivalents                                              106,012             132,507
  Cash and cash equivalents at beginning of period                                     805,201             783,146
                                                                                  ------------         -----------
  Cash and cash equivalents at end of period                                      $    911,213         $   915,653
                                                                                  ============         ===========

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION
      ---------------------

      These financial statements are in accordance with GAAP for interim financial information and Regulation S-X, Article 10. They are unaudited and exclude some of the disclosures for complete financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three months ended March 31, 2002 may not indicate future results. Certain prior period amounts have been reclassified to conform to current presentation.

      These financial statements should be read with the consolidated financial statements of Golden State included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. A glossary of defined terms begins on page 55 of this document. All terms used but not defined in the glossary are clarified in the Company's Annual Report on Form 10-K.

      These unaudited consolidated financial statements include the accounts of the Company, which owns all of the common stock of GS Holdings, which owns all of the common and preferred stock of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

      Minority interest represents amounts attributable to the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)   CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
      ----------------------------------------------------

                                                                                            Quarter Ended March 31,
                                                                                            -----------------------
                                                                                              2002          2001
                                                                                              ----          ----
                                                                                                (in thousands)
Cash paid for:
    Interest                                                                                $459,517    $  814,456
    Income taxes, net                                                                          3,580        10,798

    Transfer of loans to foreclosed real estate                                                5,710         5,816
    Loans made to facilitate the sale of real estate                                              --           168
    Reclassification of loans from loans held for sale to loans receivable                        --         4,863
    Reclassification of loans receivable to loans held for sale                               22,542        17,133
    Adjustment to contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill
       Litigation Asset                                                                          548         1,315
    Issuable Shares (usage of pre-merger NOLs)                                                    --        24,320
    Adjustment to pre-merger tax benefits retained by previous owners of FN Holdings              --        (5,880)
    Impact of restricted common stock                                                          2,159         2,117
    Distribution of Issuable Shares                                                               --        (9,528)
    Reversal of previously capitalized costs - 2000 extinguishment
       of Issuable Shares                                                                         --           998
    Reclassification of mortgage-backed securities from the held-to-maturity
       portfolio to the available-for-sale portfolio upon the adoption of SFAS No. 133            --     1,067,933
    Reclassification of securities from the held-to-maturity portfolio to the
       available-for-sale portfolio upon the adoption of SFAS No. 133                             --        84,984
    Reclassification of derivative assets ($173.6 million) and derivative liabilities
       ($8.8 million) related to MSRs at fair value upon the adoption of SFAS No. 133             --       164,767
    Transfer of loans receivable to claims receivable                                         63,898        48,514

(4)   REDEMPTION OF FN HOLDINGS NOTES
      -------------------------------

      On January 2, 2002, GS Holdings redeemed the remaining $250 thousand principal of the FN Holdings 10 5/8% Senior Notes for a redemption price of $263 thousand, including accrued interest. The premium paid in connection with the redemption was not material.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)   SEGMENT REPORTING
      -----------------

      The Company derives most of its revenues from interest income, and interest expense is the most significant expense. Therefore, net interest income after provision for loan losses is presented for each segment. Because the Company also evaluates performance based on noninterest income and noninterest expense goals, these measures of segment profit and loss are also presented. The Company does not allocate income taxes to the segments.

                                                                             Three Months Ended March 31,
                                                                  -------------------------------------------------
                                                                    Community         Mortgage
                                                                     Banking           Banking             Total
                                                                     -------           -------             -----
                                                                                     (in thousands)
      Net interest income after provision for loan losses: (a)
      2002                                                        $   347,922        $   45,387         $   393,309
      2001                                                            331,908             8,027             339,935

      Noninterest income: (b)
      2002                                                        $    75,279        $   22,338         $    97,617
      2001                                                             82,875           (15,540)             67,335

      Noninterest expense: (c)
      2002                                                        $   194,852        $   43,415         $   238,267
      2001                                                            198,612            37,904             236,516

      Pre-tax contribution:
      2002                                                        $   228,349        $   24,310         $   252,659
      2001                                                            216,171           (45,417)            170,754

      Segment assets at period end:  (d)
      2002                                                        $53,895,123        $5,666,673 (e)     $59,562,796
      2001                                                         61,726,367         5,123,172 (e)      66,852,539

      _____________

      (a) Includes $25.6 million and $29.6 million for the three months ended March 31, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $39.9 million and $58.2 million for the three months ended March 31, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

      (b) Includes $9.6 million and $8.5 million for the three months ended March 31, 2002 and 2001, respectively, in intercompany servicing fees.

      (c) Includes $1.2 million for each of the three months ended March 31, 2002 and 2001, in intercompany noninterest expense.

      (d) Includes $5.4 billion and $5.0 billion for 2002 and 2001, respectively, in intercompany borrowings and $47.1 million and $44.3 million for 2002 and 2001, respectively, in intercompany deposits maintained with the Bank.

      (e)   Includes   $1.9   billion  and  $1.5  billion  for  2002  and  2001,
            respectively, in MSRs and the related hedge.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following reconciles the above table to the amounts shown on the consolidated financial statements (in thousands):

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               2002              2001
                                                                               ----              ----
      Net interest income after provision for loan losses:
      Total net interest income for reportable segments                    $   393,309        $   339,935
      Elimination of intersegment net interest income                          (25,628)           (29,585)
                                                                           -----------        -----------
           Total                                                           $   367,681        $   310,350
                                                                           ===========        ===========
      Noninterest income:
      Total noninterest income for reportable segments                     $    97,617        $    67,335
      Elimination of intersegment servicing fees                                (9,634)            (8,488)
                                                                           -----------        -----------
           Total                                                           $    87,983        $    58,847
                                                                           ============       ===========
      Noninterest expense:
      Total noninterest expense for reportable segments                    $   238,267        $   236,516
      Elimination of intersegment expense                                       (1,160)            (1,160)
                                                                           -----------        -----------
           Total                                                           $   237,107        $   235,356
                                                                           ===========        ===========
      Pre-tax contribution:
      Total contributions for reportable segments                          $   252,659        $   170,754
      Elimination of intersegment contributions                                (34,102)           (36,913)
                                                                           -----------        -----------
           Total                                                           $   218,557        $   133,841
                                                                           ===========        ===========
      Total assets at period end:
      Total assets for reportable segments                                 $59,562,796        $66,852,539
      Elimination of intersegment borrowings                                (5,427,017)        (5,040,038)
      Elimination of intersegment deposits                                     (47,104)           (44,313)
                                                                           -----------        -----------
           Total                                                           $54,088,675        $61,768,188
                                                                           ===========        ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)   LOANS RECEIVABLE, NET
      ---------------------

      Loans receivable, net, included the following (in thousands):

                                                                           March 31, 2002     December 31, 2001
                                                                           --------------     -----------------
       Real estate loans:
            1-4 unit residential                                             $28,666,029         $29,546,035
            Multi-family residential                                           4,307,206           4,130,287
            Commercial real estate                                             2,311,530           2,354,919
            Land                                                                  13,415              14,055
            Construction                                                           1,659               2,495
                                                                             -----------         -----------
               Total real estate loans                                        35,299,839          36,047,791
                                                                             -----------         -----------

            Equity-line                                                          700,712             639,297
            Other consumer loans                                                 252,677             283,434
            Auto loans, net (a)                                                1,968,605           1,917,591
            Commercial loans                                                     720,016             693,114
                                                                             -----------         -----------
               Total consumer and other loans                                  3,642,010           3,533,436
                                                                             -----------         -----------
               Total loans receivable                                         38,941,849          39,581,227
                                                                             -----------         -----------

            Deferred loan fees, costs, discounts and premiums, net               237,737             243,120
            Allowance for loan losses                                           (482,884)           (497,298)
            Purchase accounting adjustments, net                                   7,060               8,574
                                                                             -----------         -----------
               Total loans receivable, net                                   $38,703,762         $39,335,623
                                                                             ===========         ===========

      __________
      (a) $813.2 million, or 41% and $766.0 million, or 40% of this portfolio, represents prime product as of March 31, 2002 and December 31, 2001, respectively.

(7)   INTANGIBLE ASSETS
      -----------------

      Upon adopting SFAS No. 142, management reviewed the records from the Company's various acquisitions. At March 31, 2002, the Company's goodwill and other intangible assets totalled $639.7 million. Of this amount, $590.4 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to SFAS No. 142. The remaining $49.3 million represents other intangible assets that continue to be amortized. In addition, the Company held MSR balances in the amount of $1,778.7 million at March 31, 2002.

      The following table provides details on intangible assets including MSRs:

                                             As of March 31, 2002                             As of December 31, 2001
                                  -------------------------------------------       --------------------------------------------
                                     Gross                            Net              Gross                            Net
                                   Carrying       Accumulated       Carrying         Carrying        Accumulated       Carrying
                                     Value        Amortization       Value            Value          Amortization       Value
                                     -----        ------------       -----            -----          ------------       -----
                                                                 (dollars in thousands)
Amortizable intangible assets:
    Unidentifiable intangibles    $   64,451       $   (16,106)    $   48,345       $   64,451       $   (15,030)     $   49,421
    Core deposit intangibles           5,513            (4,602)           911            5,513            (4,511)          1,002
                                  ----------       -----------     ----------       ----------       -----------      ----------
      Other intangible assets         69,964           (20,708)        49,256           69,964           (19,541)         50,423
    MSRs                           2,997,674 (a)    (1,219,023)     1,778,651 (a)    2,728,643 (a)    (1,104,696)      1,623,947 (a)
    Goodwill                              --                --             --          876,890          (286,470)        590,420
                                  ----------       -----------     ----------       ----------       -----------      ----------
      Total amortizable
          intangible assets       $3,067,638       $(1,239,731)    $1,827,907       $3,675,497       $(1,410,707)     $2,264,790
                                  ==========       ===========     ==========       ==========       ===========      ==========
Unamortizable goodwill            $  876,890       $  (286,470)    $  590,420       $       --       $        --      $       --
                                  ==========       ===========     ==========       ==========       ===========      ==========

                                                                                                                      (Continued)

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

___________
(a) After deducting $180.5 million and $153.3 million for the valuation allowance at March 31, 2002 and December 31, 2001, respectively.

      As of March 31, 2002, all of the Company's goodwill, totalling $590.4 million, is included in the community-banking reporting segment. There were no changes in the balance of goodwill from December 31, 2001 to March 31, 2002. Intangible acquisitions during the period were as follows:

                                                                 Three Months Ended March 31,
                                            ------------------------------------------------------------------------
                                                         2002                                    2001
                                            --------------------------------       ---------------------------------
                                              Gross             Weighted            Gross              Weighted
                                            Carrying            Average            Carrying            Average
                                              Value        Maturity (in years)      Value         Maturity (in years)
                                              -----        -------------------      -----         -------------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $244,354               7.1             $100,519              6.8

      During the first quarter of 2002, the Company reviewed the expected present value of future cash flows for all reporting units with recorded goodwill and determined that the carrying value of the goodwill was not impaired. Actual and estimated future amortization expense is as follows:

                                                Unidentifiable     Core Deposit
                                                 Intangibles       Intangibles       MSRs       Goodwill       Total
                                                 -----------       -----------       ----       --------       -----
                                                                                (in thousands)
Amortization expense:
    Three months ended March 31, 2002               $1,076           $  91         $114,325      $    --      $115,492
    Three months ended March 31, 2001                1,076              91           58,415       13,773        73,355

Estimated amortization expense:
    Nine months ending December 31, 2002             3,228             273          235,940           --       239,441
    Year ending December 31,
         2003                                        4,304             364          223,675           --       228,343
         2004                                        4,304             364          193,157           --       197,825
         2005                                        4,304             364          165,147           --       169,815
         2006                                        4,304             364          140,066           --       144,734
         2007                                        4,304             364          119,080           --       123,748

      The impact of the adoption of SFAS No. 142 on earnings was as follows:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                   2002             2001
                                                   ----             ----
                                                      (in thousands)

Reported net income                              $122,457         $ 92,786
Add back goodwill amortization, net of tax             --           13,713
                                                 --------         --------
Adjusted net income                              $122,457         $106,499
                                                 ========         ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                        For the Three Months Ended March 31,
                                               --------------------------------------------------------
                                                         2002                           2001
                                               -------------------------      -------------------------
                                               Basic EPS     Diluted EPS     Basic EPS      Diluted EPS
                                               ---------     -----------     ---------      -----------
Reported net income                              $0.86          $0.85          $0.65           $0.65
Add back goodwill amortization, net of tax          --             --           0.10            0.10
                                                 -----          -----          -----           -----
Adjusted net income                              $0.86          $0.85          $0.75           $0.75
                                                 =====          =====          =====           =====

(8)   DEPOSITS
      --------

      A  summary  of  the  carrying  value  of  deposits   follows  (dollars  in
thousands):

                                                                     March 31, 2002       December 31, 2001
                                                                     --------------       -----------------
       Transaction Accounts:
            Non-interest checking                                      $ 2,112,882            $ 2,000,413
            Interest-bearing checking                                    2,275,830              2,139,674
                                                                       -----------            -----------
               Subtotal checking                                         4,388,712              4,140,087

            Money market                                                 4,808,135              4,614,223
            Passbook savings                                             3,150,328              3,055,766
                                                                       -----------            -----------
               Total transaction accounts                               12,347,175             11,810,076

       Certificates of deposit                                          10,312,058             10,618,260
                                                                       -----------            -----------
               Total customer deposits                                  22,659,233             22,428,336

       Custodial accounts                                                2,007,448              2,512,684
       Accrued interest payable                                             39,411                 46,184
       Purchase accounting                                                     221                    329
                                                                       -----------            -----------
               Total retail deposits                                    24,706,313             24,987,533

       Brokered Deposits                                                   125,039                146,545
                                                                       -----------            -----------
               Total deposits                                          $24,831,352            $25,134,078
                                                                       ===========            ===========

       Checking deposits (including custodials) as a %
            of retail deposits                                                25.9%                  26.6%
       Transaction accounts (including custodials) as a %
            of retail deposits                                                58.1%                  57.3%

       Checking deposits as a %
            of customer deposits (excluding custodials)                       19.4%                  18.5%
       Transaction accounts as a %
            of customer deposits (excluding custodials)                       54.5%                  52.7%

(9)   ACCRUED TERMINATION AND FACILITIES COSTS
      ----------------------------------------

      In connection with the Golden State Acquisition, the Company recorded liabilities resulting from:

      o     branch consolidations due to duplicate facilities and

      o employee severance and termination benefits due to a planned reduction in force.

The merger and integration plan relating to the Golden State Acquisition was in place on September 11, 1998. Certain of these costs were included in the allocation of purchase price and others were recognized in net income.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The table below summarizes the activity in the liability for the costs related to the plan (in thousands):


                                                      Severance and
                                      Branch           Termination
                                   Consolidations       Benefits         Total
                                   --------------       --------         -----
Balance at December 31, 2001          $14,208            $12,500        $26,708
    Charges to liability account         (763)                --           (763)
                                      -------            -------        -------
Balance at March 31, 2002             $13,445            $12,500        $25,945
                                      =======            =======        =======

(10)  INCOME TAXES
      ------------

      During the three months ended March 31, 2002, Golden State recorded net income tax expense of $89.4 million.

      During the three months ended March 31, 2001, Golden State recorded net income tax expense of $34.3 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the then-current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

(11)  STOCKHOLDERS' EQUITY
      --------------------

      COMMON STOCK

      At March 31, 2002 and December 31, 2001, there were 135,948,653 and 135,756,046 shares, respectively, of Golden State Common Stock issued and outstanding, (net of treasury stock), which included 160,056 and 202,365 shares, respectively, of restricted stock. The effect of these restricted shares is included in the calculation of diluted EPS. See note 13.

      During the three months ended March 31, 2002, stock options totalling 107,766 were exercised. See note 12.

      ADDITIONAL PAID-IN CAPITAL

      During the three months ended March 31, 2002, the Company increased paid-in capital by $2.2 million for the exercise of stock options and $2.0 million reflecting the impact of restricted stock.

      RETAINED EARNINGS

      At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTW(TM)s. At December 31, 2001, the equalization adjustment was recorded at its fair value of $21.2 million. At March 31, 2002, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen was $21.8 million, which resulted in increases to both retained earnings and the contribution receivable of $0.6 million.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      TREASURY STOCK

      At March 31, 2002, the Company had 16,433,269 shares of its common stock in treasury at an aggregate cost of $19.30 per share.

      During the three months ended March 31, 2002, the Company repurchased 25,149 shares of common stock, at an aggregate purchase price of $691 thousand, or an average of $27.48 per share.

      DIVIDENDS

      On March 1, 2002, Golden State paid a dividend of $0.10 per common share, totalling $13.6 million to stockholders of record as of February 5, 2002.

      On March 1, 2001, Golden State paid a dividend of $0.10 per common share, totalling $13.5 million, to stockholders of record as of February 2, 2001.

(12)  EXECUTIVE AND STOCK COMPENSATION
      --------------------------------

      In the first quarter of 2002 and 2001, the Company granted to its employees non-qualified stock options equivalent to 884,000 and 851,000 shares, respectively, of common stock at a weighted average price of $27.69 and $25.67 per share, respectively, under the Stock Plan. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the three months ended March 31, 2002, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

      During the three months ended March 31, 2002, 107,766 options were exercised and 32,680 options were cancelled or expired under all plans. During the three months ended March 31, 2001, 63,516 options were exercised and 17,245 options were cancelled or expired under all plans.

      At March 31, 2002 and 2001, options to acquire an equivalent of 5,459,153 and 4,441,638 shares and 845,416 and 1,011,416 LTW(TM)s, respectively, remained outstanding under all plans.

      On January 22, 2002 and 2001, the Company awarded to certain of its employees 112,760 and 99,108 shares, respectively, of restricted stock under the Golden State Bancorp Inc. Omnibus Stock Plan. The market value on the date of the award was $27.65 and $26.38 per share, respectively. At March 31, 2002 and 2001, a total of 160,056 and 236,730 restricted shares, respectively, were outstanding. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three months ended March 31, 2002, 152,299 and 2,770 restricted shares were vested and cancelled, respectively. During the three months ended March 31, 2001, 109,134 restricted shares were vested and none was cancelled. The compensation expense based on the stock price on the date of these awards was recognized over the vesting period for each service-period tranche of the award on a straight line basis with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2002 and 2001, $0.4 million and $0.5 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted EPS. See note 13.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(13)  EARNINGS PER SHARE INFORMATION
      ------------------------------

      EPS of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Information used to calculate basic and diluted EPS is as follows (in thousands, except per share data):

                                                       Three Months Ended March 31,
                                             --------------------------------------------------
                                                     2002                         2001
                                             ---------------------        ---------------------
                                              Basic       Diluted          Basic        Diluted
                                               EPS          EPS             EPS           EPS
                                               ---          ---             ---           ---
Net income                                   $122,457     $122,457        $ 92,786     $ 92,786

Weighted average common
    shares outstanding (a)                    135,704      135,704         134,555      134,555
Issuable Shares (b)                             7,481        7,481           7,375        7,375
                                             --------     --------        --------     --------
Total weighted average basic
    common shares outstanding                 143,185      143,185         141,930      141,930
Effects of dilutive securities:
    Options and warrants (c)                       --          745              --          695
    Restricted stock (a)                           --          115              --          101
                                             --------     --------        --------     --------
Total weighted average diluted
    common shares outstanding (b)             143,185      144,045         141,930      142,726
                                             ========     ========        ========     ========

Earnings per common share                    $   0.86     $   0.85        $   0.65     $   0.65
                                             ========     ========        ========     ========

_____________
(a) 2002 and 2001 basic weighted average common shares outstanding exclude the effect of unvested restricted common stock awarded to employees of the Company.

(b) 2002 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: 2,625,961 and 2,744,221 shares based on the use of pre-merger tax benefits utilized in the year 2000 and 2001, respectively, and 2,110,708 shares of pre-merger tax benefits expected to be utilized in the year 2002 and subsequent tax periods.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(14)  COMMITMENTS, CONTINGENCIES AND OTHER OFF-BALANCE SHEET ACTIVITIES
      -----------------------------------------------------------------

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

      Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                      Contract Amounts at
                                             -----------------------------------
                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------

      Commitments to extend credit
      ----------------------------

Unutilized consumer lines                      $1,571,855          $1,146,625
Unutilized commercial lines of credit             291,005             263,682
Commercial and standby letters of credit           29,746              24,953

      The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                  March 31, 2002
                                   ----------------------------------------------------------------------------------
                                                              Contract Amount Expiring in
                                   ----------------------------------------------------------------------------------

Commitments to extend credit          Total     Less Than 1 Year    1 - 3 Years    4 - 5 Years      More Than 5 Years
----------------------------          -----     ----------------    -----------    -----------      -----------------
Unutilized consumer lines          $1,571,855       $506,602          $14,081        $11,358           $1,039,814
Unutilized commercial
     lines of credit                  291,005        195,569           72,374          6,889               16,173
Commercial and standby
     letters of credit                 29,746         29,627              119             --                   --

      The fair value of commitments to extend credit were not significant at either March 31, 2002 or December 31, 2001.

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      OFF-BALANCE SHEET COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS

      The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans that have not been recorded in the Company's balance sheet as they do not meet the definition of a derivative financial instrument. These amounts exclude commitments to extend credit which are summarized above. For more information on derivative instruments, see note 15.

                                                  Contract Amounts at
                                       ----------------------------------------
                                        March 31, 2002        December 31, 2001
                                        --------------        -----------------
                                                    (in thousands)

Commitments to originate loans            $3,679,558              $3,937,422
Commitments to purchase loans              1,317,670               3,791,436
Mandatory commitments to sell loans          541,286                 679,182

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

      OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

      The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                                March 31, 2002                            December 31, 2001
                                      --------------------------------------    --------------------------------------
           Instruments                Notional Amount   Estimated Fair Value    Notional Amount   Estimated Fair Value
           -----------                ---------------   --------------------    ---------------   --------------------
       Interest rate caps               $2,000,000           $68,695              $2,000,000            $52,163
       Interest rate swaptions           1,250,000             9,741               1,250,000              9,448


      The off-balance sheet embedded options in borrowings at March 31, 2002 are scheduled to expire as shown in the table below (in thousands):

                                                           Contract Amount Expiring in:
                                 ------------------------------------------------------------------------------------
                                  Nine Months Ending
Instruments                       December 31, 2002          2003             2004           2005            Total
-----------                       -----------------          ----             ----           ----            -----
Interest rate caps                      $--                $400,000         $350,000      $1,250,000       $2,000,000
Interest rate swaptions                  --                 150,000               --       1,100,000        1,250,000

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      COMMITMENTS AND CONTINGENCIES

      At March 31, 2002, the Bank had pledged, as collateral, securities as detailed below (in thousands):

                                                                     Mortgage-backed      Mortgage-backed      Commercial
                                                 Securities             Securities           Securities          Paper
                                             Available for Sale     Available for Sale    Held to Maturity     Investments
                                             ------------------     ------------------    ----------------     -----------
Provide credit enhancements for certain
    bond-financed real estate projects
    originated by Old FNB                          $25,446            $   11,409             $  7,219           $    --

Pledged securities for principal and
    interest on Bank loan securitization                --               182,320                7,077                --

Guarantee credit enhancements on
    multi-family bond issues and loans
    securitized by FNMA and FHLMC                    1,031               122,257               26,345                --

Guarantee credit enhancements on
    loans transferred as part of
    securitization transactions by the Bank             --                    --                   --            28,946

Guarantee state and local agency
    deposits, and certain deposits with the
    Federal Reserve Bank                             2,683               312,126               37,386                --

Cover the margin on interest rate swap
    agreements                                          --               142,338               55,511                --

Secure various other obligations                        --             2,799,843              770,078                --

      At March 31, 2002, $25.0 billion in residential loans, $3.7 billion in multifamily loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances.

      At March 31, 2002, loans receivable included approximately $5.0 billion of loans that had the potential to experience negative amortization.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(15)  ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
      --------------------------------------------------------------

      INTEREST RATE RISK MANAGEMENT - RISK MANAGEMENT POLICIES - CASH FLOW HEDGING INSTRUMENTS AND FAIR VALUE HEDGING INSTRUMENTS

      The Company monitors the sensitivity of its NPV and net income under various interest rate scenarios and manages this risk. Quarterly, the Company simulates the NPV and net income expected to be earned over the next twelve months. Market interest rates are projected at various levels to estimate the impact on interest-earning assets, interest-bearing liabilities and mortgage prepayment speeds (which affect the MSR asset). The Company may use derivatives to reduce the volatility of NPV and net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of a derivative by measuring the cost of such an agreement in relation to the reduction in NPV and net income volatility within an assumed range of interest rates.

      INTEREST RATE RISK MANAGEMENT - CASH FLOW HEDGING INSTRUMENTS - BALANCE SHEET HEDGES

      OBJECTIVES AND CONTEXT
      ----------------------

      The Company uses variable-rate debt including FHLB advances and Repos as a source of funds for lending and investment activities and other general business purposes. Interest payments on this debt may change if interest rates change. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

      Management hedges a significant portion of its variable-rate interest payments to limit the effect of changing interest rates.

      STRATEGIES
      ----------

      Management  enters  into  derivative   instruments  agreements  to  manage
fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps.

      The interest rate swaps change the variable-rate cash flow exposure on the short-term FHLB advances and Repos to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate FHLB advances and Repos.

      RESULTS
      -------

      Hedges of FHLB advances and Repos were 100% effective for the quarter ended March 31, 2002. The Company hedges the entire amount of the change in fair value of the liabilities with the entire amount of the change in fair value of the derivative instruments.

      Fair value changes in interest rate swap hedging instruments relating to cash flows associated with FHLB advances and Repos are reported in OCI. These amounts are then reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the first quarter of 2002 and 2001, was $41.9 million and $5.5 million, respectively.

      As of March 31, 2002 and 2001, approximately $55.2 million and $36.7 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending March 31, 2003 and 2002, respectively.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

      OBJECTIVES AND CONTEXT
      ----------------------

      The Company purchases and originates MSRs as a source of fee income. MSRs expose the Company to the variability of their fair value due to changes in the level of prepayments and other variables. The carrying value of MSRs are first adjusted by the calculated change in the fair value of the MSRs being hedged and are then recorded at the lesser of their amortized cost or fair value.

      Management limits the variability in the fair value of a portion of its MSR asset by hedging the change in fair value of the servicing rights asset associated with fixed-rate, non-prepayment penalty loans for which it has recorded MSRs. The Company determines appropriate coverage levels, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company.

      STRATEGIES
      ----------

      The Company utilizes interest rate swaps, PO swaps, interest rate floors, and swaptions to hedge the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equal 100%. The Company keeps hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement.

      Interest rate swap agreements are contracts to exchange quarterly or semi-annual floating rate payments for fixed-rate payments. The notional amount of the contracts, on which the payments are based, are not exchanged. The primary risks associated with interest rate swaps are the ability of the counterparties to meet the terms of the contract and the possibility that swap rates may not move in an inverse manner or in an amount equal to mortgage rate movements.

      PO swap agreements simulate the ownership of a PO strip, the value of which is affected directly by prepayment rates themselves in an inverse manner to the servicing rights, which act in a manner similar to IO strips. Under a PO swap agreement, the counterparty to the transaction purchases a PO strip and places the PO strip in a trust. The contracts executed prior to December 31, 1998 call for the Company to pay floating interest to the counterparty based on:

      (a)   an index tied to one month LIBOR and

      (b)   the amortized notional balance of the swap.

      The contracts call for the Company to receive cash from the counterparty based on the cash flows received from the PO strip. For PO swap agreements executed after December 31, 1998, the agreement also requires the PO swap to be marked to market value. A decrease in the market value of the PO swap requires the Company to increase the amount paid to the counterparty and an increase in the market value requires the counterparty to increase its payment to the Company. The amounts to be paid and to be received are then netted together each month. The nature of this instrument results in increased cash flows and positive changes in the value of the PO swap during a declining interest rate environment. This positive change in the value of the PO swap is highly correlated to prepayment activity. PO swap agreements present yield curve risk to the extent that short term interest rates (which impact the cash amount that the Company pays on the PO swap to the counterparty) rise while long term rates (which drive prepayment rates) stay the same. A third type of risk associated with PO swaps is the ability of the counterparties to meet the terms of the contract.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Interest rate floors are interest rate protection instruments that involve payment from the seller to the buyer of an interest differential. This differential is the difference between a long-term rate (e.g., 10-year Constant Maturity Swaps in 2002 and 2001) and an agreed-upon rate, the strike rate, applied to a notional principal amount. By purchasing a floor, the Company will be paid the differential on a monthly basis by a counterparty, when the current long-term rate falls below the strike level of the agreement. The fair value of interest rate floor agreements is included in derivative assets or liabilities. Interest rate floors are subject to basis risk because of differences in movements of mortgage and LIBOR rates, market volatility and the impact of changes in the yield curve. In addition, a credit risk associated with purchased interest rate floor agreements is the ability of the counterparties to meet the terms of the contract.

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

      RESULTS
      -------

      Risk management results related to the hedging of MSRs are summarized below and are included in the caption entitled "Loan servicing fees, net" in the accompanying consolidated statements of income (in thousands). The net gain or loss represents the ineffectiveness of the hedges.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002            2001
                                                        ----            ----

(Loss) gain on designated derivative contracts        $(32,497)       $ 33,597
Increase (decrease) in value of designated MSRs         51,777         (31,192)
                                                      --------        --------

Net gain on derivatives used to hedge MSRs            $ 19,280        $  2,405
                                                      ========        ========

      INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - WAREHOUSE LOANS

      OBJECTIVES AND CONTEXT
      ----------------------

      The Company, as part of its traditional real estate lending activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans it plans to sell. These warehoused loans have been classified as loans held for sale, net, in the consolidated balance sheet and are carried at fair market value, less the values associated with servicing (for those loans which are hedged) or at the lower of aggregate amortized cost or fair market value (for those loans which are not hedged). These loans expose the Company to the variability of their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

      Management limits the variability of a major portion of the change in fair value of its loans held for sale by hedging substantially all of its warehoused loans held for sale to third parties.

      STRATEGIES
      ----------

      Management employs forward loan sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.

      The forward loan sales lock in the price for the sale of either specific loans held for sale or a generic group of loans held for sale.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      RESULTS
      -------

      Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2002            2001
                                                                                    ----            ----
Transition adjustment upon adoption of SFAS No. 133                                $     --       $ 3,834
Unrealized loss on designated forward loan sale commitments recognized              (13,518)       (1,680)
Increase in value of warehouse loans                                                 18,710         1,405
                                                                                   --------       -------

Net hedge ineffectiveness                                                          $  5,192       $ 3,559
                                                                                   ========       =======

      DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS

      PURPOSE - INTEREST RATE LOCK COMMITMENTS AND FORWARD LOAN SALE COMMITMENTS
      --------------------------------------------------------------------------

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

      Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                      2002         2001
                                                                                      ----         ----
Transition adjustment upon adoption of SFAS No. 133                                 $    --      $(2,785)
Unrealized loss on undesignated forward loan sale commitments                        (1,760)        (976)
     recognized to income
Gain on undesignated interest rate loan commitments recognized to income              5,439          113
                                                                                    -------      -------

Net gain (loss) on derivatives                                                      $ 3,679      $(3,648)
                                                                                    =======      =======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      NOTIONAL AMOUNTS OF DERIVATIVES

      Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands). The fair values of these derivative financial instruments were recorded in the Company's balance sheet in accordance with SFAS No. 133.

                                                          March 31, 2002                      December 31, 2001
                                                 --------------------------------      -------------------------------
                                                   Notional                             Notional
                                                    Amount        Credit Risk (1)        Amount        Credit Risk (1)
                                                    ------        ---------------        ------        ---------------
Interest rate swaps -  borrowings                $ 4,639,670         $     --          $ 4,089,670         $     --
Interest rate swaps hedging MSRs                     440,000               --            2,462,000            7,561
PO swaps                                             337,669               --              378,928            6,411
Interest rate floors                               1,153,000           25,179            3,054,000           78,917
Interest rate swaptions                            4,547,000          144,781            4,111,000          183,641
Forward loan sale commitments                      3,266,024           21,601            3,980,863           36,879
Interest rate lock commitments                     1,574,124               --            1,870,852               --
Other                                                 25,000               --                   --               --
                                                 -----------         --------          -----------         --------

            Total                                $15,982,487         $191,561          $19,947,313         $313,409
                                                 ===========         ========          ===========         ========

_____________
(1) Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $109.3 million and $95.2 million cash collateral held by the Bank at March 31, 2002 and December 31, 2001, respectively.

      Derivative financial instruments used for other-than-trading purposes at March 31, 2002 are scheduled to mature as follows (in thousands):

                                                                    Notional Amounts
                         -----------------------------------------------------------------------------------------------------------
                         Nine Months Ending
                          December 31, 2002         2003           2004          2005          2006       Thereafter       Total
                          -----------------         ----           ----          ----          ----       ----------       -----
Interest rate swaps -
   borrowings                 $  400,000        $  715,000      $2,004,670    $  650,000     $800,000     $   70,000     $ 4,639,670
Interest rate swaps
   hedging MSRs                       --                --              --            --           --        440,000         440,000
PO swaps                          99,656            31,983          87,910            --           --        118,120         337,669
Interest rate floors                  --                --              --            --      177,000        976,000       1,153,000
Interest rate swaptions               --         2,574,000       1,562,000       411,000           --             --       4,547,000
Forward loan sale
   commitments                 3,266,024                --              --            --           --             --       3,266,024
Interest rate lock
   commitments                 1,574,124                --              --            --           --             --       1,574,124
Other                             25,000                --              --            --           --             --          25,000
                              ----------        ----------      ----------    ----------     --------     ----------     -----------
      Total                   $5,364,804        $3,320,983      $3,654,580    $1,061,000     $977,000     $1,604,120     $15,982,487
                              ==========        ==========      ==========    ==========     ========     ==========     ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(16)  RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      GOODWILL AND OTHER INTANGIBLE ASSETS

      On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 supersedes APB Opinion No. 17 and establishes new accounting standards for both identifiable and unidentifiable intangible assets acquired in a business combination, including goodwill, but does not address internally developed intangible assets. It requires recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by APB Opinion No. 17. Instead, goodwill is tested for impairment at a level referred to as a reporting unit. A reporting unit is the same level as, or one level below, an operating segment (as that term is used in SFAS No. 131).

      Goodwill is tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of a reporting unit below its carrying value. An example of such an event or circumstance may include an adverse change in the business climate or market, a legal factor, an action by regulators, an introduction of competition, or a loss of key personnel. Goodwill would also be tested for impairment on an interim basis when:

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

      Goodwill is tested for impairment using a two-step approach. The first step is a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and no further work is required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test must be performed. The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount. If the implied fair value of goodwill is less than its carrying amount, goodwill is considered impaired and an impairment loss recognized. The impairment loss would be measured as the amount by which the carrying amount of goodwill exceeds its implied fair value.

      Acquired intangible assets other than goodwill are amortized over their useful economic lives and reviewed for impairment in accordance with SFAS No. 144.

      The impact of the adoption of SFAS No. 142 increases GAAP earnings by $13.7 million per quarter in 2002.

      ACCOUNTING BY CERTAIN ENTITIES (INCLUDING ENTITIES WITH TRADE RECEIVABLES) THAT LEND TO OR FINANCE THE ACTIVITIES OF OTHERS

      In December 2001, the AICPA issued SOP 01-6. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. SOP 01-6 reconciles the specialized accounting and financial reporting guidance established in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT PERTAIN TO OUR FUTURE OPERATING RESULTS. WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS DUE TO SUCH FACTORS AS (I) PORTFOLIO CONCENTRATIONS;
(II) INTEREST RATE CHANGES, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, THE SHAPE OF THE YIELD CURVE AND THE TREASURY-EURODOLLAR SPREAD; (III) CHANGES IN ASSET PREPAYMENT SPEEDS; (IV) CHANGES IN OUR COMPETITIVE AND REGULATORY
ENVIRONMENTS; AND (V) CHANGES IN THE AVAILABILITY OF NET OPERATING LOSS CARRYOVERS AND DEFERRED TAX LIABILITIES. SEE "BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 FOR A DISCUSSION OF THESE FACTORS IN GREATER DETAIL. WE ASSUME NO OBLIGATION TO UPDATE ANY OF OUR FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES

      In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. The Company's valuation of its MSRs and its determination of the adequacy of its allowance for loan losses are particularly subject to management's judgment and estimates. The accounting policies for these two areas are discussed at length in notes 2(m) and 2(e) of the Company's Notes to Consolidated Financial Statements, as well as in the "Mortgage Banking Activities" and "Allowance for Loan Losses" sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

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

      NET INCOME

       Golden State reported net income for the three months ended March 31, 2002 of $122.5 million, or $0.85 per diluted share, compared with net income of $92.8 million, or $0.65 per diluted share, for the corresponding period in 2001. The Bank's efficiency ratio was 47.61% for the three months ended March 31, 2002, compared to 52.93% for the comparable period in 2001.

      The Company adopted SFAS No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized. The effect of the adoption was to reduce goodwill amortization by $13.8 million for the three months ended March 31, 2002 compared to the same period a year ago. Excluding the effect of the adoption of SFAS No. 142, net income for the three months ended March 31, 2001 was $106.5 million and diluted EPS was $0.75.

      FINANCIAL CONDITION

      During the three months ended March 31, 2002, consolidated total assets decreased to $54.1 billion from $56.5 billion and total liabilities decreased to $50.9 billion from $53.4 billion at December 31, 2001. Mortgage-backed securities, loans receivable and loans held for sale declined $1.3 billion, $631.9 million and $409.5 million, respectively, during the three month period, while securities increased $1.1 million during the same period. This shift in loans and mortgage-backed securities is primarily due to high repayment rates in light of the declining interest rate environment. Deposits decreased $302.7 million during the three months ended March 31, 2002, including decreases of $505.2 million in custodial accounts, $306.2 million in CDs and $21.5 million in Brokered Deposits, offset by a $537.1 million increase in transaction accounts. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $2.1 billion during the three months ended March 31, 2002.

      During the three months ended March 31, 2002, stockholders' equity increased $124.7 million to $2.7 billion. The increase in stockholder's equity is principally the result of $122.5 million in net income for the period and $36.0 million in net unrealized gains, after tax, on derivatives. These amounts are partially offset by $24.5 million in net unrealized losses, after tax, on securities available for sale and $13.6 million of common stock dividends.

      Book value per diluted share increased $0.83 to $18.70 at March 31, 2002, from $17.87 at December 31, 2001. Tangible book value per share increased $0.85, or 6%, to $14.26 at March 31, 2002, from $13.41 at December 31, 2001. Common shares outstanding totalled 135.9 million and 135.8 million at March 31, 2002 and December 31, 2001, respectively. Diluted shares outstanding totalled 144.1 million at March 31, 2002 and 143.8 million at December 31, 2001.

      Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $117.2 million at March 31, 2002 compared with $124.1 million at December 31, 2001. Total non-performing assets as a percentage of the Bank's total assets was 0.22% at both March 31, 2002 and December 31, 2001.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

      The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                     Three Months Ended March 31, 2002
                                                                 ----------------------------------------
                                                                 Average                          Average
                                                                 Balance        Interest           Rate
                                                                 -------        --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $   262          $  2             2.91%
     Mortgage-backed securities available for sale                 6,109            93             6.06
     Mortgage-backed securities held to maturity                   1,329            21             6.45
     Loans held for sale, net                                      2,698            42             6.20
     Loans receivable, net:
          Residential                                             29,014           448             6.18
          Commercial real estate                                   6,469           116             7.21
          Consumer                                                   945            15             6.30
          Automobile                                               1,939            60            12.56
          Commercial banking                                         701            10             5.72
                                                                 -------          ----
     Loans receivable, net                                        39,068           649             6.66
     FHLB stock                                                    1,390            21             6.08
                                                                 -------          ----
         Total interest-earning assets                            50,856           828             6.52%
                                                                                  ----
Noninterest-earning assets                                         4,231
                                                                 -------
         Total assets                                            $55,087
                                                                 =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                    $24,768          $135             2.21%
     Securities sold under agreements to repurchase (3)            2,235            21             3.82
     Borrowings (3)                                               23,620           303             5.17
     Other                                                           161             1             1.75
                                                                 -------          ----
         Total interest-bearing liabilities                       50,784           460             3.65%
                                                                                  ----
Noninterest-bearing liabilities                                    1,219
Minority interest                                                    495
Stockholders' equity                                               2,589
                                                                 -------
          Total liabilities, minority interest
             and stockholders' equity                            $55,087
                                                                 =======
Net interest income                                                               $368
                                                                                  ====
Interest rate spread (4)                                                                           2.87%
                                                                                                  =====
Net interest margin                                                                                2.87%
                                                                                                  =====
Return on average assets                                                                           0.89%
                                                                                                  =====
Return on average common equity                                                                   18.92%
                                                                                                  =====
Return on tangible common equity                                                                  25.37%
                                                                                                  =====
Average equity to average assets                                                                   4.70%
                                                                                                  =====
Dividend payout ratio                                                                             11.63%
                                                                                                  =====

                                                                    Three Months Ended March 31, 2001
                                                                 ---------------------------------------
                                                                 Average                         Average
                                                                 Balance        Interest           Rate
                                                                 -------        --------           ----
                                                                             (dollars in millions)
ASSETS
Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $ 1,294        $   20             6.09%
     Mortgage-backed securities available for sale                10,769           181             6.72
     Mortgage-backed securities held to maturity                   1,740            37             8.60
     Loans held for sale, net                                      1,136            20             7.09
     Loans receivable, net:
          Residential                                             31,645           570             7.20
          Commercial real estate                                   6,033           128             8.51
          Consumer                                                   860            22             9.95
          Automobile                                               1,637            46            11.40
          Commercial banking                                         550            12             9.18
                                                                 -------        ------
     Loans receivable, net                                        40,725           778             7.65
     FHLB stock                                                    1,379            23             6.78
                                                                 -------        ------
         Total interest-earning assets                            57,043         1,059             7.44%
                                                                                ------
Noninterest-earning assets                                         3,464
                                                                 -------
         Total assets                                            $60,507
                                                                 =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                    $23,625           241             4.13%
     Securities sold under agreements to repurchase (3)            4,166            68             6.52
     Borrowings (3)                                               28,812           440             6.16
                                                                 -------        ------
         Total interest-bearing liabilities                       56,603           749             5.34%
                                                                                ------
Noninterest-bearing liabilities                                    1,256
Minority interest                                                    495
Stockholders' equity                                               2,153
                                                                 -------
          Total liabilities, minority interest
             and stockholders' equity                            $60,507
                                                                 =======
Net interest income                                                             $  310
                                                                                ======
Interest rate spread (4)                                                                           2.10%
                                                                                                  =====
Net interest margin                                                                                2.14%
                                                                                                  =====
Return on average assets                                                                           0.61%
                                                                                                  =====
Return on average common equity                                                                   17.24%
                                                                                                  =====
Return on tangible common equity                                                                  29.33%
                                                                                                  =====
Average equity to average assets                                                                   3.56%
                                                                                                  =====
Dividend payout ratio                                                                             15.38%
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

                                                                 Three Months Ended March 31, 2002 vs. 2001
                                                                         Increase (Decrease) Due to
                                                                 ------------------------------------------
                                                                    Volume          Rate             Net
                                                                    ------          ----             ---
                                                                               (in millions)
INTEREST INCOME:

     Securities and interest-bearing deposits in banks              $  (9)          $  (9)          $ (18)
     Mortgage-backed securities available for sale                    (72)            (16)            (88)
     Mortgage-backed securities held to maturity                       (8)             (8)            (16)
     Loans held for sale, net                                          24              (2)             22
     Loans receivable, net                                            (17)           (112)           (129)
     FHLB stock                                                        --              (2)             (2)
                                                                    -----           -----           -----
          Total                                                       (82)           (149)           (231)
                                                                    -----           -----           -----
INTEREST EXPENSE:

     Deposits                                                         362            (468)           (106)
     Securities sold under agreements to repurchase                   (26)            (21)            (47)
     Borrowings                                                       (69)            (68)           (137)
     Other                                                              1              --               1
                                                                    -----           -----           -----
          Total                                                       268            (557)           (289)
                                                                    -----           -----           -----
                  Change in net interest income                     $(350)          $ 408           $  58
                                                                    =====           =====           =====

      INTEREST INCOME. Total interest income was $827.7 million for the three months ended March 31, 2002, a decrease of $231.4 million from the three months ended March 31, 2001. Total interest-earning assets for the three months ended March 31, 2002 averaged $50.9 billion, compared to $57.0 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off, as well as decreased securities volume. These decreases were partially offset by an increase in loans held for sale due to heightened borrower refinancing activity in the declining interest rate environment. The yield on total interest-earning assets during the three months ended March 31, 2002 decreased to 6.52% from 7.44% for the three months ended March 31, 2001, primarily due to the repricing of loans and mortgage-backed securities available for sale at lower rates. At March 31, 2002, 12% of the Company's portfolio loans were tied to COFI indices, 13% to Treasury-based indices and 48% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually. Twenty-three percent of the portfolio was fixed. The remaining 4% of the portfolio was in other adjustable-rate products.

      Golden State earned $649.2 million of interest income on loans receivable for the three months ended March 31, 2002, a decrease of $128.6 million from the three months ended March 31, 2001. The average balance of loans receivable was $39.1 billion for three months ended March 31, 2002, compared to $40.7 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.66% for the three months ended March 31, 2002 from 7.65% for the three months ended March 31, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the three months ended March 31, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the three months ended March 31, 2002 was to increase interest income by $8.8 million. (See "--Allowance for Loan Losses.")

      Loan production is detailed in the table below (in thousands):

                                                 For the Quarter Ended March 31,
                                                 -------------------------------
                                                    2002                2001
                                                    ----                ----
Loans funded:
   Residential real estate loans:

      Adjustable-rate                            $1,929,931          $1,600,331
      Fixed-rate                                  6,295,662           2,491,377
                                                 ----------          ----------
         Total residential real estate loans      8,225,593           4,091,708


   Commercial real estate loans                     440,572             331,380
   Commercial loans                                 295,885             226,243
   Consumer nonmortgage loans                       236,817             178,274
   Auto loans (a)                                   280,503             325,428
                                                 ----------          ----------
         Total loans funded                      $9,479,370          $5,153,033
                                                 ==========          ==========

   Residential real estate loans purchased       $1,127,607          $1,165,495
                                                 ==========          ==========
__________
(a) Approximately 50% and 46% of this volume was in prime product; 50% and 54% in sub-prime product for the three months ended March 31, 2002 and 2001, respectively.

      Golden State earned $41.8 million of interest income on loans held for sale for the three months ended March 31, 2002, an increase of $21.7 million from the three months ended March 31, 2001. The average balance of loans held for sale was $2.7 billion for the three months ended March 31, 2002, an increase of $1.6 billion from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $6.2 billion during the three months ended March 31, 2002, an increase of 173% over the $2.3 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.20% for the three months ended March 31, 2002 from 7.09% for the three months ended March 31, 2001, primarily due to declining market interest rates.

      Interest income on mortgage-backed securities available for sale was $92.6 million for the three months ended March 31, 2002, a decrease of $88.4 million from the three months ended March 31, 2001. The average portfolio balance decreased $4.7 billion, to $6.1 billion for the three months ended March 31, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.72% for the three months ended March 31, 2001 to 6.06% for the three months ended March 31, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

      Interest income on mortgage-backed securities held to maturity was $21.4 million for the three months ended March 31, 2002, a decrease of $16.0 million from the three months ended March 31, 2001. The average portfolio balance decreased $0.4 billion, to $1.3 billion for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the three months ended March 31, 2002 and 2001 were 6.45% and 8.60%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

      Interest income on securities and interest-bearing deposits in other banks was $1.9 million for the three months ended March 31, 2002, a decrease of $17.8 million from the three months ended March 31, 2001. The average portfolio balance was $0.3 billion and $1.3 billion for the three months ended March 31, 2002 and 2001, respectively. The decrease in the volume is primarily attributed to payments and maturities of securities. The lower weighted average yield of 2.91% for the three months ended March 31, 2002 compared to 6.09% for the three months ended March 31, 2001 reflects the repricing of securities at lower rates.

      Dividends on FHLB stock were $20.8 million for the three months ended March 31, 2002, a decrease of $2.2 million from the three months ended March 31, 2001. The average balance outstanding was $1.4 billion for each of the three months ended March 31, 2002 and 2001. The weighted average dividend on FHLB stock declined to 6.08% for the three months ended March 31, 2002 from 6.78% for the three months ended March 31, 2001.

      INTEREST EXPENSE. Total interest expense was $460.0 million for the three months ended March 31, 2002, a decrease of $288.7 million from the three months ended March 31, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase, partially offset by additional deposits.

      Interest expense on deposits, including Brokered Deposits, was $135.1 million for the three months ended March 31, 2002, a decrease of $105.7 million from the three months ended March 31, 2001. The average balance of deposits outstanding increased from $23.6 billion for the three months ended March 31, 2001 to $24.8 billion for the three months ended March 31, 2002. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, custodial accounts, retail customer checking accounts and savings account balances, partially offset by a decline in CDs. The overall weighted average cost of deposits decreased to 2.21% for the three months ended March 31, 2002 from 4.13% for the three months ended March 31, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, custodial, checking and savings accounts, and a lower average balance of higher rate CDs during the first quarter of 2002.

      Interest expense on securities sold under agreements to repurchase totalled $21.4 million for the three months ended March 31, 2002, a decrease of $46.6 million from the three months ended March 31, 2001. The average balance of such borrowings for the three months ended March 31, 2002 and 2001 was $2.2 billion and $4.2 billion, respectively. The decrease in the average balance is primarily the result of maturities. The weighted average interest rate on these instruments decreased to 3.82% for the three months ended March 31, 2002 from 6.52% for the three months ended March 31, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

      Interest expense on borrowings totalled $302.8 million for the three months ended March 31, 2002, a decrease of $137.1 million from the three months ended March 31, 2001. The average balance outstanding for the three months ended March 31, 2002 and 2001 was $23.6 billion and $28.8 billion, respectively. The weighted average interest rate on these instruments decreased to 5.17% for the three months ended March 31, 2002 from 6.16% for the three months ended March 31, 2001. The decrease in the average volume is primarily the result of maturities, while the decrease in the weighted average rate is primarily due to declining market interest rates.

      NET INTEREST INCOME. Net interest income was $367.7 million for the three months ended March 31, 2002, an increase of $57.3 million from the three months ended March 31, 2001. The interest rate spread increased to 2.87% for the three months ended March 31, 2002 from 2.10% for the three months ended March 31, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.87% for the three months ended March 31, 2002, up 73 bps from the 2.14% reported during the first quarter of 2001.

      NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income was $88.0 million for the three months ended March 31, 2002, representing an increase of $29.1 million from the three months ended March 31, 2001.

      Loan servicing fees for the Company, were $(8.8) million for the three months ended March 31, 2002, compared to $(26.7) million the three months ended March 31, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                        For the Quarter Ended March 31,
                                                        -------------------------------
                                                           2002               2001
                                                           ----               ----
Components of loan servicing fees, net:
   Loan servicing fees                                    $125,372         $113,242
   Amortization of MSRs                                   (114,325)         (58,415)
   Pass-through Interest Expense                           (12,035)          (6,884)
   Net gain on MSRs/MSR derivatives (SFAS No. 133)          19,280            2,405
   MSR valuation provision                                 (27,107)         (77,000)
                                                          --------         --------
         Total loan servicing fees, net                   $ (8,815)        $(26,652)
                                                          ========         ========

Portfolio run off rate (residential portfolio only)           33.9%            20.8%
MSR value run off rate (residential portfolio only)           23.9             16.6
MSR amortization rate (residential portfolio only)            25.3             16.8

      As the table reflects, gross loan servicing fees increased $12.1 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.4 billion at March 31, 2001 to $88.5 billion at March 31, 2002. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $55.9 million in the first quarter of 2002 over the same period in 2001. MSR amortization was also affected by a higher average MSR balance for the three months ended March 31, 2002 compared to the same period in 2001. Pass-through Interest Expense increased $5.2 million or 75% year over year, also influenced by higher runoff rates. Servicing fee income for the first quarter of 2002 and 2001 includes net pre-tax gains of $19.3 million and $2.4 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded pre-tax valuation provisions on the MSRs of $27.1 million and $77.0 million during the three months ended March 31, 2002 and 2001, respectively. See "--Impact of SFAS No. 133" and "--Mortgage Banking Risk Management" for further discussion.

      Customer banking fees were $58.1 million for the three months ended March 31, 2002 compared to $51.3 million for the three months ended March 31, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                For the Quarter Ended March 31,
                                                                -------------------------------
                                                                      2002         2001
                                                                      ----         ----
Components of customer banking fees and service charges:

   Transaction account fees                                           $37,583      $33,109
   Other retail customer fees                                             712          621
   Investment sales income                                             17,380       14,762
   Insurance commissions                                                2,473        2,769
                                                                      -------      -------
           Total customer banking fees and service charges            $58,148      $51,261
                                                                      =======      =======

      The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. 2002 also includes an $0.8 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 58.1% at March 31, 2002, from 49.8% at March 31, 2001.

      Gain on sale, settlement and transfer of loans, net totalled $34.6 million for the three months ended March 31, 2002, an increase of $29.7 million from the three months ended March 31, 2001. During the three months ended March 31, 2002, California Federal sold $6.9 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $21.6 million compared to $1.5 billion of such sales for the corresponding period in 2001 at gains of $3.5 million. The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations as a result of the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 include an $8.9 million unrealized gain on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

      Noninterest income for the three months ended March 31, 2001 included a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock as a result of Concord's acquisition of Star Systems in February 2001.

      NONINTEREST EXPENSE. Total noninterest expense was $237.1 million for the three months ended March 31, 2002, an increase of $1.8 million compared to the three months ended March 31, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the three months ended March 31, 2002 was $235.9 million, an increase of $15.5 million over the same period in the prior year. Noninterest expense for the three months ended March 31, 2002 included increases of $7.1 million in compensation expense, $3.8 million in other noninterest expense, $2.6 million in occupancy and equipment expense and $2.5 million in professional fees. These increases were partially offset by decreases of $13.8 million in amortization of intangible assets and $.4 million in foreclosed real estate operations, net.

      Compensation and employee benefits expense was $125.4 million for the three months ended March 31, 2002, an increase of $7.1 million from the three months ended March 31, 2001. The increase is primarily attributed to an increase in staff (from 7,812 FTE at March 31, 2001 to 8,207 at March 31, 2002) and temporary personnel, primarily in volume-related operating groups, as well as normal salary adjustments.

      Professional fees were $7.5 million for the three months ended March 31, 2002, an increase of $2.5 million from the three months ended March 31, 2001, primarily due to an overall increase in legal fees related to various legal cases.

      Amortization of intangible assets was $1.2 million for the three months ended March 31, 2002, a decrease of $13.8 million from the three months ended March 31, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

      Other noninterest expense was $56.9 million in 2002 compared to $53.2 million in 2001. The increase in expenses relates to increases in a number of operating expense categories, including retail back office operations, marketing, data processing systems expense, courier service, bank charges and insurance expense.

      PROVISION FOR INCOME TAX. During the three months ended March 31, 2002, Golden State recorded net income tax expense of $89.4 million.

      During the three months ended March 31, 2001, Golden State recorded net income tax expense of $34.3 million, which included a net tax benefit of $25.8 million. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of the completion and settlement of audits in various state taxing jurisdictions, additional guidance on the deductibility of covered asset losses, and the then-current assessment of exposure for tax strategies employed for prior years, management reduced its accrued state tax liability by $39.7 million. The Company also recorded additional Federal tax expense of $13.9 million due to the reduction of the state tax expense.

      Golden State's effective gross federal tax rate was 35% during the three months ended March 31, 2002 and 49% during the three months ended March 31, 2001, while its federal statutory tax rate was 35% during both periods. In 2001, the difference between the effective and statutory rates was primarily the result of additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability, and non-deductible goodwill amortization. Golden State's effective state tax rate was 6% and (23)% during the three months ended March 31, 2002 and 2001, respectively. The effective state tax rate declined during 2001 as a result of a reduction in the accrued state tax liability.

      MINORITY INTEREST. During each of the three months ended March 31, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $6.7 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

      IMPACT OF SFAS NO. 133. On January 1, 2001,  the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements. The table summarizes the activity during the first quarter of 2002 and 2001 below (debit/(credit); in thousands):

                                               Assets                       Liabilities and Equity              Pre-tax Earnings
                               -------------------------------------  ----------------------------------    ------------------------
                                Loans                                                Taxes-                    Loan      (Gain)/Loss
                                 Held      Residential    Derivative  Derivative      Other                  Servicing    on Sale of
                               For Sale       MSRs          Assets    Liabilities  Liabilities      OCI      Fees, Net      Loans
                               --------       ----          ------    -----------  -----------      ---      ---------      -----
Fair value adjustments:
   MSRs and MSR hedges          $    --     $  51,777     $ (29,319)   $  (3,178)   $     --     $     --     $(19,280)     $    --
   Warehouse loans and
      pipeline hedges            18,710            --       (15,278)       5,439          --           --           --       (8,871)
   Cash flow (balance sheet)
      hedges - swaps                 --            --            --       60,849     (24,858)     (35,991)          --           --
                                -------     ---------     ---------    ---------    --------     --------     --------      -------
Fair Value Adjustments -
   First Quarter 2002            18,710        51,777       (44,597)      63,110     (24,858)     (35,991)     (19,280)      (8,871)

Other First Quarter 2002
   activity:
   MSR hedge additions               --            --       416,887           --          --           --           --           --
   MSR hedge sales and
      maturities                     --            --      (508,630)      33,622          --           --           --           --
   MSR hedge receipts
      and payments                   --            --       (18,383)      (1,559)         --           --           --           --
                                -------     ---------     ---------    ---------    --------     --------     --------      -------
Other Activity -
   First Quarter 2002                --            --      (110,126)      32,063          --           --           --           --
                                -------     ---------     ---------    ---------    --------     --------     --------      -------
Total Impact from
   SFAS No. 133 -
   First Quarter 2002           $18,710     $  51,777     $(154,723)   $  95,173    $(24,858)    $(35,991)    $(19,280)     $(8,871)
                                =======     =========     =========    =========    ========     ========     ========      =======
Total Impact from
   SFAS No. 133 - First
   Quarter 2001                 $ 5,239     $(196,080)    $ 204,663    $(151,733)   $ 56,523     $ 81,844     $ (2,405)     $    89
                                =======     =========     =========    =========    ========     ========     ========      =======

      During the three months ended March 31, 2002 and 2001, the impact of SFAS No. 133 added $0.12 and $0.01, respectively, to diluted EPS.

PROBLEM AND POTENTIAL PROBLEM ASSETS

      A loan is impaired when it is probable that the Company will be unable to collect all contractual amounts due (i.e., both principal and interest), based upon current information and events. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans that exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. Loans collectively reviewed for impairment by the Company include all single-family loans, all auto loans, business banking loans under $100,000 and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the work-out process.

      The measurement of impairment may be based on:

      (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate;

      (b)   the observable market price of the impaired loan; or

      (c) the fair value of the collateral (less disposal costs) of a collateral-dependent loan.

      The excess of the recorded investment of the loan over the impaired loan's value is recognized by recording a valuation allowance.

      Cash receipts on non-performing impaired loans are generally used to reduce the carrying value of the loan, unless the Company expects to recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses. Any loss of principal upon disposition is recorded through a charge-off to the allowance for loan losses.

      At March 31, 2002, loans that were considered to be impaired totalled $60.7 million (of which $21.4 million were on nonaccrual status). The average recorded investment in impaired loans during the three-month period ended March 31, 2002 was approximately $61.4 million. For the three-month period ended March 31, 2002, Golden State recognized interest income on those impaired loans of $1.1 million which included $0.1 million of interest income recognized using the cash basis method of income recognition.

      The following table presents the Company's non-performing loans and impaired loans, foreclosed real estate and repossessed assets as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual UPB.

                                                    March 31, 2002
                                           -------------------------------
                                           Non-performing         Impaired
                                           --------------         --------
                                                      (in millions)


Real Estate:
    1-4 unit residential                       $ 67                 $ 1
    Multi-family residential                     --                   9
    Commercial and other                          6                  32
                                               ----                 ---
           Total real estate                     73                  42
Non-real estate                                  23                  19
                                               ----                 ---
       Total loans                               96   (a)           $61    (b)
                                                                    ===
Foreclosed real estate, net                      16
Repossessed assets                                5
                                               ----
       Total non-performing assets             $117
                                               ====

                                                  December 31, 2001
                                           -------------------------------
                                           Non-performing         Impaired
                                           --------------         --------
                                                     (in millions)


Real Estate:
    1-4 unit residential                       $ 75                 $ 1
    Multi-family residential                     --                   9
    Commercial and other                          4                  32
                                               ----                 ---
           Total real estate                     79                  42
Non-real estate                                  22                  17
                                               ----                 ---
       Total loans                              101   (a)           $59    (b)
                                                                    ===
Foreclosed real estate, net                      19
Repossessed assets                                4
                                               ----
       Total non-performing assets             $124
                                               ====
___________
(a) There were no loans securitized with recourse on non-performing status at March 31, 2002 or December 31, 2001.

(b) Includes $21.4 million and $14.1 million of non-performing loans at March 31, 2002 and December 31, 2001, respectively.

      There were no accruing loans contractually past due 90 days or more at March 31, 2002 or December 31, 2001.

      The Company's and the Bank's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $117 million at March 31, 2002, from $124 million at December 31, 2001. Non-performing assets as a percentage of the Bank's total assets was 0.22% at both March 31, 2002 and December 31, 2001.

      The  following  table  presents   non-performing  real  estate  assets  by
geographic region of the country as of March 31, 2002:

                                                                       Total
                            Non-performing       Foreclosed        Non-performing
                             Real Estate        Real Estate,        Real Estate         Geographic
                            Loans, Net (2)         Net (2)             Assets          Concentration
                            --------------         -------             ------          -------------
                                                      (dollars in millions)
Region:
     Northeast (1)               $ 8                 $ 1                 $ 9                10.11%
     California                   43                   9                  52                58.43
     Other regions                22                   6                  28                31.46
                                 ---                 ---                 ---               ------
             Total               $73                 $16                 $89               100.00%
                                 ===                 ===                 ===               ======

___________
(1) Consists of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

(2)   Net of purchase accounting adjustments.

      At March 31, 2002, the Company had one non-performing asset over $2 million in size with a balance of $2.3 million and 4,008 non-performing assets below $2 million in size, including 854 non-performing 1-4 unit residential assets.

ALLOWANCE FOR LOAN LOSSES

      The Company's allowance absorbs losses inherent in the loan portfolio. Management periodically evaluates the adequacy of the allowance. Provisions for loan losses (charged to current earnings) and balances acquired through acquisitions increase the allowance, while charge-offs (net of recoveries) decrease it. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded no provision for loan losses during the three months ended March 31, 2002 and 2001, respectively. Management believes that its present allowance for loan losses is adequate and it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions and loss experience may require further provisions in the future. See "--Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses.

      Activity in the allowance for loan losses is as follows (in thousands):

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                         ----            ----
Balance - beginning of period                                          $497,298        $526,308
   Provision for loan losses                                                 --              --
   Net charge-offs:
      1-4 unit residential                                                 (708)           (582)
      Multi-family residential and commercial real estate                   280             (20)
      Auto loans                                                        (12,065)         (2,140)
      Consumer and other                                                 (1,921)         (1,879)
                                                                       --------        --------
           Subtotal - net charge-offs                                   (14,414)         (4,621)
                                                                       --------        --------
Balance - end of period                                                $482,884        $521,687
                                                                       ========        ========

      Net charge-offs for the quarter ended March 31, 2002 totalled $14.4 million, up $9.8 million from the quarter ended March 31, 2001. This level of charge-offs represents 3.7 bps on average loans in the first quarter of 2002, compared to 1.1 bps of net charge-offs in the first quarter of 2001. The increase was related to the Company's auto loan portfolio, but does not represent a significant increase in portfolio delinquency rates. Total delinquency rates on the portfolio were 3.85% at March 31, 2001 compared to 4.12% at March 31, 2002. The higher charge-offs resulted primarily from two other issues.

      First, the Company experienced higher losses due to lower proceeds on sales of its repossessed autos, which resulted in lower recoveries. The zero percent auto financing offers that were prevalent in late 2001 and early 2002 attracted buyers to new cars, which depressed the values of used cars. Management believes this to be a unique occurrence and, based on recovery rates experienced by the Company late in the first quarter of 2002, the trend appears to be reversing.

      In addition, interest income on all auto loans originated after July 1, 2001 is recorded at the gross coupon vs. an effective (or credit adjusted) yield. Credit losses on these loans are no longer being amortized through the net interest margin but are charged to the loan loss allowance, resulting in higher net charge-offs. During the quarter ended March 31, 2002, net charge-offs were $5.2 million higher as a result of this treatment. See "--Interest Income."

      The adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse unknown situations that have occurred that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions. Management's methodology for assessing the adequacy of the allowance includes the evaluation of the following three key elements: the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

      The formula allowance element considers losses embedded within the portfolios, but which have not yet been realized. Losses are recognized when:

      (a) available information indicates that it is probable that a loss has been incurred and

      (b)   the amount of the loss can be reasonably estimated.

      The Company has determined that borrowers are impacted by events that result in loan default and eventual loss which occur well in advance of a lender's knowledge of those events, and that the time-frame between the occurrence of such events and the resulting default and loss realization is between one and 2.5 years, depending upon the loan type. Examples of such loss-causing events for single family mortgage and other consumer loans would be borrower job loss, divorce, and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

      The specific allowances are established against individual loans, including impaired loans, in accordance with SFAS No. 114. Specific allowances are established against individual residential 1-4 mortgage loans, commercial loans and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts contractually due. Generally, management believes that collectibility is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by estimating collateral deficiency, including consideration of collateral disposal costs. If the net book value exceeds the fair value, a specific allowance is established equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

      The unallocated allowance is established for inherent losses which may not have been identified through the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in underwriting processes, and trends in problem loan and loss recovery rates. Geographic concentration is a particularly key component as there is evidence of deterioration in some real estate markets, especially in northern California. Statistics regarding California concentration of the Company's entire real estate-secured portfolio at March 31, 2002 are summarized below:

                                      % of Total Portfolio Concentration in
                                    ------------------------------------------
                                    California     Northern CA     Southern CA
                                    ----------     -----------     -----------
Residential                            77%             38%            39%
Commercial Real Estate                 89              28             61
Consumer (primarily Home Equity)       89              41             48

      Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

      At March 31, 2002, the allowance for loan losses was $483 million, consisting of a $383 million formula allowance, a $17 million specific allowance and an $83 million unallocated allowance. Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $466 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio.

      A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                   Multi-family
                                                   Residential
                                  1 - 4 Unit      and Commercial                     Consumer
                                  Residential      Real Estate         Auto          and Other          Total
                                  -----------      -----------         ----          ---------          -----
                                                                   (in millions)
Balance - December 31, 2001           $224             $159            $ 10             $104             $497
     Provision for loan losses          --              (13)             13               --               --
     Charge-offs                        --               --             (12)              (3)             (15)
     Recoveries                         --               --              --                1                1
     Reclassification                   (4)              --              --                4               --
                                      ----             ----            ----             ----             ----
Balance - March 31, 2002              $220             $146            $ 11             $106             $483
                                      ====             ====            ====             ====             ====

RISK MANAGEMENT

      The Company's risk management policies are established by the Bank's Asset/Liability Management Committee. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings; management of liquidity to maintain adequate funding; and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques, and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations, and, at least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

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

ASSET AND LIABILITY MANAGEMENT

      Golden State, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation, as well as gap and duration analysis. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest-rate and market value fluctuations. In order to reduce interest rate risk by increasing the percentage of interest-rate-sensitive assets, the Company continues to emphasize the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that on the whole adjust in accordance with the repricing of its liabilities. At March 31, 2002, 77% of the Company's net loan portfolio consisted of ARMs.

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

      The following table sets forth the projected contractual maturities adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The
Company's estimated interest rate sensitivity gap at March 31, 2002 was as follows:

                                                                     Maturity/Rate Sensitivity
                                                   --------------------------------------------------------------
                                                   Within         1 - 5         Over 5       Noninterest
                                                   1 Year         Years          Years         Bearing      Total
                                                   ------         -----          -----         -------      -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                            $    81       $    --        $   --         $   --      $    81
Securities held to maturity (1)                         29            --            --             --           29
Securities available for sale (3)                      119            --            --             --          119
Mortgage-backed securities
     available for sale (3)                          5,808            --            --             --        5,808
Mortgage-backed securities
     held to maturity (1) (4)                        1,275            19             7             --        1,301
Loans held for sale, net (3)                         2,199            --            --             --        2,199
Loans receivable, net (1) (5)                       18,130        17,597         3,365             --       39,092
Investment in FHLB                                   1,368            --            --             --        1,368
                                                   -------       -------        ------         ------      -------
     Total interest-earning assets                  29,009        17,616         3,372             --       49,997
Noninterest-earning assets                              --            --            --          4,092        4,092
                                                   -------       -------        ------         ------      -------
                                                   $29,009       $17,616        $3,372         $4,092      $54,089
                                                   =======       =======        ======         ======      =======

INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $23,114       $ 1,717            --             --      $24,831
Securities sold under agreements to
     repurchase (1)                                  2,087            73            --             --        2,160
FHLB advances (1)                                   12,211         8,392            --             --       20,603
Other borrowings (1)                                   196         1,741            --             --        1,937
                                                   -------       -------        ------         ------      -------
Total interest-bearing liabilities                  37,608        11,923            --             --       49,531
Noninterest-bearing liabilities                         --            --            --          1,364        1,364
Minority interest                                       --            --            --            500          500
Stockholders' equity                                    --            --            --          2,694        2,694
                                                   -------       -------        ------         ------      -------
                                                   $37,608       $11,923        $   --         $4,558      $54,089
                                                   =======       =======        ======         ======      =======

Gap before interest rate swap agreements           $(8,599)      $ 5,693        $3,372                     $   466
Interest rate swap agreements                        3,340        (3,320)          (20)                         --
                                                   -------       -------        ------                     -------
Gap                                                 (5,259)        2,373         3,352                     $   466
                                                   -------       -------        ------                     =======

Cumulative gap                                     $(5,259)      $(2,886)       $  466
                                                   =======       =======        ======

Gap as a percentage of total assets                  (9.72)%        4.39%         6.20%                       0.86%
                                                   =======       =======        ======                     =======

Cumulative gap as a percentage of total assets       (9.72)%       (5.34)%        0.86%                       0.86%
                                                   =======       =======        ======                     =======

                                                                                                        (Continued)

__________
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 2002. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $80.6 million of short-term investment securities and $0.1 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)   Excludes underlying non-performing securities of $0.9 million.

(5) Excludes allowance for loan losses of $483 million and non-performing loans of $95 million.

(6) Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

      At March 31, 2002, Golden State's cumulative gap totalled $466 million. At December 31, 2001, Golden State's cumulative gap totalled $529 million.

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

      The following table sets forth the Company's balance sheet composition by index (in thousands):

                                                  March 31,        December 31,
                                                  ---------        ------------
                                                    2002                2001
                                                    ----                ----

Balance Sheet Composition by Index:
  Securities
    Fixed                                       $ 4,622,850         $ 5,348,562
    COFI                                          1,042,136           1,140,414
    Treasury                                      1,282,689           1,516,419
    Other ARMs                                      253,084             483,136
    Unrealized gain/(loss)                           55,644              97,070
    Purchase accounting                               1,878               4,129
                                                -----------         -----------
       Total securities                           7,258,281           8,589,730
                                                -----------         -----------

  Loans
    Fixed                                         8,933,130           9,149,482
    Hybrid ARMs                                  18,719,975          18,649,980
    COFI                                          4,708,746           5,092,248
    Treasury                                      4,989,720           5,340,633
    Other ARMs                                    1,828,014           1,592,005
    Purchase accounting                               7,061               8,573
    Allowance for loan losses                      (482,884)           (497,298)
                                                -----------         -----------
       Total loans                               38,703,762          39,335,623
                                                -----------         -----------

  Other interest-earning assets                   3,647,750           4,151,004
  Noninterest-earning assets                      4,478,882           4,414,312
                                                -----------         -----------
          Total assets                          $54,088,675         $56,490,669
                                                ===========         ===========

  Deposits                                      $24,831,352         $25,134,078
  Borrowings:
    Fixed with maturities < 1 year                8,045,307           9,416,480
    Fixed with maturities > 1 year                9,957,301          10,155,390
    Adjustable                                    6,517,000           7,063,000
    Purchase accounting                               1,725               2,524
    Accrued interest payable                        178,478             171,092
                                                -----------         -----------
       Total borrowings                          24,699,811          26,808,486
                                                -----------         -----------

  Noninterest-bearing liabilities                 1,363,352           1,478,670
  Minority interest and stockholders' equity      3,194,160           3,069,435
                                                -----------         -----------
          Total liabilities and equity          $54,088,675         $56,490,669
                                                ===========         ===========

MORTGAGE BANKING ACTIVITIES

      The following table provides detailed information related to FNMC's MSRs:

                                                                            March 31, 2002      December 31, 2001
                                                                            --------------      -----------------
                                                                                   (dollars in thousands)
Residential Mortgage Servicing Portfolio:
       Total UPB residential loans serviced                                  $114,154,788           $112,262,916
       Total number of residential loans serviced                                 998,179                997,276

       Total UPB residential loans serviced for others                       $ 88,473,495           $ 85,218,280
       Total number of residential loans serviced for others                      846,281                838,234

                                                                                  Quarter Ended March 31,
                                                                              ------------------------------
                                                                                 2002                2001
                                                                              ----------          ----------
                                                                          (dollars in thousands, except as noted)
       Mortgage loans sold                                                    $6,879,982          $1,459,042
       Mortgage loans sold with recourse                                         466,475             689,672
       Mortgage loans sold (servicing retained)                                6,865,959           1,270,304

Portfolio Characteristics:
       Weighted average contractual servicing fee earned                              42bps               41bps
       Average loan balance                                                   $      105          $       96
       Weighted average note rate                                                   7.22%               7.59%
       Per loan servicing cost (in whole dollars)                             $       51          $       48
       Secured by California properties at period end                              43.54%              44.70%

                                                         Number of Loans       Loan Principal         MSR Basis
                                                         ---------------       --------------         ---------
                                                         (whole numbers)                 (in thousands)
Residential Mortgage Servicing Portfolio:
Balance - December 31, 2001 (a)                              838,234             $85,218,280          $1,620,916
       Originated servicing                                  149,487               6,275,104             152,543
       Flow purchases                                         13,736               2,026,709              54,014
       Bulk purchases                                         15,184               2,252,897              37,797
       Runoff                                               (170,360)             (7,299,495)           (113,612)
       Fair value adjustment (SFAS No. 133)                       --                      --              51,777
       Valuation provision (b)                                    --                      --             (27,107)
                                                            --------             -----------          ----------
Balance - March 31, 2002 (a)                                 846,281             $88,473,495          $1,776,328
                                                            ========             ===========          ==========

__________
(a) Excludes $2.3 million at March 31, 2002 and $3.0 million at December 31, 2001 of MSRs on non-single family residential portfolios.

(b) The valuation adjustment in the quarter ended March 31, 2002 is related to the net decrease in fair market value of the Bank's MSRs below unamortized cost.

      The table below summarizes mortgage servicing acquisitions during the three months ended March 31, 2002 and 2001:

                                       Number of loans              Loan Principal                 MSR Basis
                                     ---------------------       ----------------------       ---------------------
                                     2002           2001          2002          2001           2002          2001
                                     ----           ----          ----          ----           ----          ----
                                       (whole numbers)              (in millions)                (in millions)
                                     ---------------------       ----------------------       ---------------------
Residential Mortgage
    Servicing portfolio:

    Purchased servicing rights        28,920       19,246         $4,279.6    $2,473.9          $91.8         $62.8

MORTGAGE BANKING RISK MANAGEMENT

      The recent decline in long-term interest rates has resulted in accelerated of mortgage loan prepayments, which accelerate amortization of MSRs. This results in reduced servicing fee income and market value of MSRs. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in the benchmark interest rate. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

      The Company owned several derivative instruments at March 31, 2002, which were used to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes caused by declining rates. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and PO swaps. MSR derivatives used to hedge prepayment risk are comprised of the following (dollars in thousands):

                                        Notional                                                                  Fair Value at
          Derivative                     Amount           Contract Provisions                Maturity            March 31, 2002
          ----------                     ------           -------------------                --------        ---------------------
                                                                                                             Assets    Liabilities
                                                                                                             ------    -----------
Interest rate swap agreements         $  440,000     Weighted average pay rate of 2.03%      2011           $  1,407     $(4,036)
                                                     Receive rates between 5.68% and 5.95%

Interest rate floor contracts (a)      1,153,000     Strike rates between 6.50% and 6.55%    2006 - 2007      25,179          --

Swaption contracts (b)                 4,547,000     Strike rates between 6.15% and 6.55%    2003 - 2005     144,781          --

PO swap agreements                       337,669     Index tied to LIBOR based on cash       2002 - 2029       1,335      (2,473)
                                                        flow from a PO strip

Other                                     25,000     Strike rate of 6.50%                    2002                 --        (223)
                                      ----------                                                            --------     -------
                                      $6,502,669                                                            $172,702     $(6,732)
                                      ==========                                                            ========     =======

__________
(a) Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet.

(b) Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR derivative asset on the balance sheet.

      Servicing fee income for the three months ended March 31, 2002 included a $27.1 million charge to increase the valuation allowance on MSRs. Although mortgage rates and estimates of future prepayment speeds for various categories of mortgages were very similar at March 31, 2002 to those at December 31, 2001, the relationship between mortgage rates and the LIBOR rates on the instruments most commonly used to hedge MSRs moved during the quarter in a manner which impacted the valuation negatively. Specifically, based on the benchmark mortgage rate the Company uses for its internal estimates, the spread between mortgage and LIBOR rates narrowed from 114 bps at December 31, 2001 to 88 bps at March 31, 2002.

      When developing MSR values, there is no demonstrable liquid market for MSRs with the same size and other characteristics as the Company's MSR asset. Management is therefore forced to turn to other methods to estimate fair value. Management believes that the process it has been using has led to reasonable estimates of value, but is aware of more sophisticated mathematical models which may work more effectively. The Company intends to review these models with the goal of incorporating a more refined methodology into its MSR valuation process by as early as June 30, 2002. At this time, management cannot predict what the impact of implementing this new methodology may be, or whether it will have any material adverse financial impact.

LIQUIDITY

      The ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year measures the Company's liquidity. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated the previously imposed minimum liquidity requirement of 4%. California Federal has been in compliance with the liquidity regulations during the three months ended March 31, 2002 and the year ended December 31, 2001.

      The major source of funding for Golden State on an unconsolidated basis is distributions from its subsidiary, GS Holdings, which receives substantially all of its funding from distributions of the Bank's earnings and tax sharing payments. Distributions of the Bank's earnings are subject to regulatory limitations. The Bank also uses its operating income to pay dividends on its preferred stock owned by GS Holdings, subject to certain restrictions. In turn, GS Holdings uses distributions received from the Bank primarily to pay debt and expenses, and make distributions to Golden State, subject to certain restrictions. For more information on dividend restrictions for the Bank and GS Holdings, refer to "Business - Regulation and Supervision" and note 24 of the "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report on Form 10-K.

      On a consolidated basis, a major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The Company must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers. Any decline in retail deposit funding would adversely impact the Company's liquidity. The Company also obtains funds from the repayment and maturity of loans and mortgage-backed securities, as well as deposit inflows, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. The Company anticipates that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank's credit rating would adversely affect the Bank's ability to borrow and/or the related borrowing costs, thus impacting the Company's liquidity. In addition, if the Company were to default on a borrowing, all principal and accrued interest would become due and payable, thus negatively affecting the Company's liquidity.

      The consolidated Company's primary uses of funds are the origination or purchase of loans, mortgage-backed securities, maturing CDs, demand deposit withdrawals, repayment of borrowings and dividends to common shareholders. CDs scheduled to mature during the twelve months ending March 31, 2003 aggregate $8.6 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or reduce the size of the balance sheet. In addition, at March 31, 2002, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $11.6 billion and $14.5 billion maturing or repricing within the next three and twelve months, respectively. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

      Interest expense on the GS Holdings Notes approximates $107.3 million per year. Although GS Holdings expects that distributions and tax sharing payments from the Bank will cover future interest and principal payments, there is no guarantee. In addition, there is no assurance that Bank distributions will be permitted by the terms of any GS Holdings' debt instruments, any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock, or under applicable federal thrift laws then in effect.

      The Company anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $911.2 million at March 31, 2002, the Company has substantial additional borrowing capacity with the FHLB and other sources amounting to $7.6 billion.

      As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the three months ended March 31, 2002 were $30.6 billion in proceeds from additional borrowings, $6.7 billion in proceeds from sales of loans held for sale, $2.0 billion in net loan originations and principal collections, $1.3 billion in principal payments on mortgage-backed securities available for sale and held to maturity and $475.0 million in proceeds from sales and settlements of derivatives. The primary uses of funds were $32.5 billion in principal payments on borrowings, $6.5 billion in purchases and originations of loans held for sale, $1.4 billion in purchases of loans receivable and $417.0 million in purchases of derivatives.

CAPITAL MANAGEMENT

      OTS capital regulations require the Bank to satisfy three minimum capital requirements: tangible capital, core (leverage) capital, and risk-based capital.

      TANGIBLE CAPITAL. Tangible capital is the sum of common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. Tangible capital must be at least 1.5% of adjusted total assets.

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

      At March 31, 2002, the Bank's tangible, core and risk-based capital ratios of 6.99%, 6.99% and 13.40%, respectively, exceeded the minimum regulatory capital requirements. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of March 31, 2002:

                                                                     Tangible           Core           Risk-based
                                                                     Capital           Capital           Capital
                                                                     -------           -------           -------
                                                                               (dollars in millions)
Stockholder's equity of the Bank                                     $4,187            $4,187             $4,187
Minority interest - REIT Preferred Stock                                500               500                500
Unrealized holding gain on securities, net                              (33)              (33)               (33)
Unrealized holding loss on derivative instruments, net                   83                83                 83
Non-allowable capital:
     Non-qualifying loan servicing rights                              (162)             (162)              (162)
     Intangible assets                                                 (640)             (640)              (640)
     Goodwill Litigation Assets                                        (159)             (159)              (159)
     Investment in non-includable subsidiaries                          (68)              (68)               (68)
Supplemental capital:
     Qualifying subordinated debentures                                  --                --                 73
     General loan loss allowance                                         --                --                388
Assets required to be deducted:
     Land loans with more than 80% LTV ratio                             --                --                 (8)
     Equity in subsidiaries                                              --                --                 (7)
     Low-level recourse deduction                                        --                --                 (8)
                                                                     ------            ------             ------
Regulatory capital of the Bank                                        3,708             3,708              4,146
Minimum regulatory capital requirement                                  796             2,123              2,474
                                                                     ------            ------             ------
Excess above minimum capital requirement                             $2,912            $1,585             $1,672
                                                                     ======            ======             ======

Regulatory capital of the Bank                                         6.99%             6.99%             13.40%
Minimum regulatory capital requirement                                 1.50              4.00               8.00
                                                                       ----              ----             ------
Excess above minimum capital requirement                               5.49%             2.99%              5.40%
                                                                       ====              ====             ======

      The amount of adjusted total assets used for the tangible and leverage capital ratios is $53.1 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $30.9 billion.

      Under the prompt corrective action regulations mandated by the FDICIA, the OTS must take certain actions against savings associations that fall within certain undercapitalized capital categories. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, three ratios determine an association's capital classification:

      o     the ratio of total capital to risk-weighted assets,

      o     the ratio of core capital to risk-weighted assets and

      o     the leverage capital ratio.

      The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of March 31, 2002. The Bank is not subject to any enforcement action or other regulatory proceedings with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since March 31, 2002 that would change the Bank's capital classification.

      At March 31, 2002, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                              Risk-based
                                        Leverage       -------------------------
                                         Capital       Tier 1      Total Capital
                                        --------       ------      ------------

Regulatory capital of the Bank           6.99%         11.96%          13.40%
"Well capitalized" ratio                 5.00           6.00           10.00
                                         ----          -----           -----
Excess above "well capitalized" ratio    1.99%          5.96%           3.40%
                                         ====          =====           =====

      OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At March 31, 2002, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at March 31, 2002.

      While Golden State is not subject to any minimum regulatory capital standards, management established an internal goal to achieve a 4% bank holding company equivalent leverage capital ratio. At March 31, 2002, this ratio was 4.34% for Golden State.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2001.

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

      On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and ruled that California Federal be allowed to present evidence regarding damages incurred under the lost profits theory. The case has been remanded back to the Claims Court for a damages trial under the lost profits theory, and trial is currently expected to begin in the first week of September 2002. The Bank intends to vigorously pursue its claim against the Government.

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

      (b)   Reports on Form 8-K:

            None.

                            GLOSSARY OF DEFINED TERMS


AICPA - American Institute of Certified Public Accountants
ALCO - Asset/Liability Management Committee
APB - Accounting Principles Board
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
ARM - Adjustable-rate mortgage
BANK - California Federal Bank
BPS - basis points
BROKERED DEPOSITS - Issued CDs through  direct  placement  programs and national investment banking firms
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     States, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD - Certificate of deposit
CFI - Cal Fed Investments
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Bancorp Inc.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
EPS - earnings per share
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA- Financial Institutions Reform,  Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998.
FN HOLDINGS NOTES - FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP -accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset, related to the Glendale Goodwill
       Litigation, arising out of the purchase of Glendale Federal.
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE  ACQUISITION - FN Holdings Asset Transfer,  Holding Company Mergers
     and Glen Fed Merger, collectively
GOLDEN STATE COMMON STOCK - Golden State common stock, par value $1.00
GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION ASSETS - the California Federal Goodwill Litigation Asset and the Glendale Goodwill Litigation Asset, collectively

GOVERNMENT - United States Government
GSB - Golden State Bancorp
GSB INVESTMENTS - GSB Investments Corp.
GS HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On August 6, 1998, GS Escrow Corp, which subsequently merged into GS Holdings, issued $2 billion of fixed and floating rate notes.
HOLDING  COMPANY  MERGERS  - FN  Holdings  merged  with  and into  Golden  State
     Financial Corporation, which owned all of the common stock of Glendale Federal.
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO - Interest only
IRS - Internal Revenue Service
ISSUABLE  SHARES  -  The  Golden  State  Merger  agreement   provides  that  GSB
     Investments as successor to First Gibraltar and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock ("Issuable Shares") to GSB Investments and Hunter's Glen.
LIBOR - London Interbank Offered Rate
LTV - Loan-to-value
LTW(TM) - Litigation Tracking Warrants
MSR - Mortgage servicing rights
NOL - net operating loss
NOTIONAL AMOUNT - the amount on which calculations, payments, and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV - Net portfolio value
OCI - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition.
OTS - Office of Thrift Supervision
PASS-THROUGH INTEREST EXPENSE - represents interest that FNMC pays to the investor(s) for loans serviced by FNMC, which are paid off by the borrower(s) before the end of the month. FNMC picks up the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (i. e., GNMA)
PO - Principal only
PREFERRED CAPITAL CORPORATION - California Federal Preferred Capital Corporation REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC - Securities and Exchange Commission
SFAS - Statement of Financial Accounting Standards
SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for
     Long-lived Assets to be Disposed of
SFAS NO.  131  -  Disclosures  about  Segments  of  an  Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SOP - Statement of Position
SOP 01-6 - Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
UPB - Unpaid principal balance
VERDUGO - Verdugo Trustee Service Corporation

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



May 8, 2002