Form 10-Q
period 2002-06-30
GOLDEN STATE BANCORP INC
filed 2002-08-13
CIK 1019508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2002
                              --------------------------------------------------

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

       The number of shares outstanding of registrant's $1.00 par value common stock, as of the close of business on July 31, 2002: 137,341,206 shares.

                            GOLDEN STATE BANCORP INC.
                     SECOND QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----
           ---------------------

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001................................3

           Unaudited Consolidated Statements of Income
           Six Months Ended June 30, 2002 and 2001............................4

           Unaudited Consolidated Statements of Income
           Three Months Ended June 30, 2002 and 2001..........................5

           Unaudited Consolidated Statements of Comprehensive Income
           Six Months Ended June 30, 2002 and 2001............................6

           Unaudited Consolidated Statements of Comprehensive Income
           Three Months Ended June 30, 2002 and 2001..........................7

           Unaudited Consolidated Statement of Stockholders' Equity
           Six Months Ended June 30, 2002.....................................8

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and 2001............................9

           Notes to Unaudited Consolidated Financial Statements..............11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................33

           Critical Accounting Policies......................................33

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........69


PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings.................................................70

  Item 2.  Changes in Securities.............................................72

  Item 3.  Defaults Upon Senior Securities...................................72

  Item 4.  Submission of Matters to a Vote of Security Holders...............73

  Item 5.  Other Information.................................................73

  Item 6.  Exhibits and Reports on Form 8-K..................................73

  Glossary of Defined Terms..................................................74

  Signatures.................................................................77

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                   ASSETS                                         June 30, 2002      December 31, 2001
                                   ------                                         -------------      -----------------
Cash and due from banks                                                            $   770,130          $   709,169
Interest-bearing deposits in other banks                                                    98                  103
Short-term investment securities                                                        82,792               95,929
                                                                                   -----------          -----------
     Cash and cash equivalents                                                         853,020              805,201

Securities available for sale, at fair value                                           118,278              116,112
Securities held to maturity                                                             29,260               30,602
Mortgage-backed securities available for sale, at fair value                         4,887,838            7,057,903
Mortgage-backed securities held to maturity                                          1,170,973            1,385,113
Loans held for sale, net                                                             1,324,335            2,608,365
Loans receivable, net                                                               38,626,259           39,335,623
Investment in FHLB System                                                            1,195,657            1,446,607
Premises and equipment, net                                                            295,833              306,890
Foreclosed real estate, net                                                             13,565               18,564
Accrued interest receivable                                                            269,255              288,308
Goodwill (net of accumulated amortization of $286,470
     at both June 30, 2002 and December 31, 2001)                                      564,560              590,420
Other intangible assets (net of accumulated amortization of $21,875 at
     June 30, 2002 and $19,541 at December 31, 2001)                                    48,089               50,423
MSRs (net of valuation allowance of $280,452 at June 30, 2002
     and $153,345 at December 31, 2001)                                              1,539,592            1,623,947
Derivative assets                                                                      224,000              349,026
Other assets                                                                           700,511              477,565
                                                                                   -----------          -----------
         Total assets                                                              $51,861,025          $56,490,669
                                                                                   ===========          ===========

          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
          -------------------------------------------------------

Deposits                                                                           $24,300,551          $25,134,078
Securities sold under agreements to repurchase                                       2,060,144            2,363,945
Borrowings                                                                          20,708,897           24,444,541
Derivative liabilities                                                                 262,162              250,711
Other liabilities                                                                    1,265,589            1,227,959
                                                                                   -----------          -----------
         Total liabilities                                                          48,597,343           53,421,234
                                                                                   -----------          -----------

Commitments and contingencies                                                               --                   --

Minority interest                                                                      500,000              500,000

Stockholders' equity
     Common stock, $1.00 par value, (250,000,000 shares authorized;
         152,701,831 and 152,164,166 shares issued at June 30, 2002
         and December 31, 2001, respectively)                                          152,702              152,164
     Issuable Shares                                                                   223,439              189,532
     Additional paid-in capital                                                      1,564,263            1,551,520
     Accumulated other comprehensive loss, net                                         (81,990)             (61,806)
     Retained earnings (substantially restricted)                                    1,222,445            1,054,511
     Treasury stock at cost (16,433,269 and 16,408,120 shares
         at June 30, 2002 and December 31, 2001, respectively)                        (317,177)            (316,486)
                                                                                   -----------          -----------
     Total stockholders' equity                                                      2,763,682            2,569,435
                                                                                   -----------          -----------
         Total liabilities, minority interest and stockholders' equity             $51,861,025          $56,490,669
                                                                                   ===========          ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                                           Six Months Ended June 30,
                                                                                                           -------------------------
                                                                                                              2002          2001
                                                                                                              ----          ----
Interest income:
     Loans receivable                                                                                     $1,291,002     $1,541,014
     Mortgage-backed securities available for sale                                                           168,498        344,977
     Mortgage-backed securities held to maturity                                                              39,730         70,983
     Loans held for sale                                                                                      70,703         52,676
     Securities available for sale                                                                             3,281         14,575
     Securities held to maturity                                                                                 276         16,452
     Interest-bearing deposits in other banks                                                                    158            539
     Dividends on FHLB stock                                                                                  40,792         45,372
     Other                                                                                                    12,078             --
                                                                                                          ----------     ----------
         Total interest income                                                                             1,626,518      2,086,588
                                                                                                          ----------     ----------
Interest expense:
     Deposits                                                                                                260,862        464,489
     Securities sold under agreements to repurchase                                                           42,354        121,392
     Borrowings                                                                                              583,848        853,969
     Other                                                                                                     1,455             --
                                                                                                          ----------     ----------
         Total interest expense                                                                              888,519      1,439,850
                                                                                                          ----------     ----------
         Net interest income                                                                                 737,999        646,738
Provision for loan losses                                                                                         --             --
         Net interest income after provision for loan losses                                                 737,999        646,738
                                                                                                          ----------     ----------
Noninterest income:
     Loan servicing fees, net                                                                               (106,586)        (6,906)
     Customer banking fees and service charges                                                               119,020        105,820
     Gain on sale, settlement and transfer of loans, net                                                      55,515         21,885
     Gain on sale of assets, net                                                                               8,382         12,123
     Other income                                                                                             10,791         35,519
                                                                                                          ----------     ----------
         Total noninterest income                                                                             87,122        168,441
                                                                                                          ----------     ----------
Noninterest expense:
     Compensation and employee benefits                                                                      243,725        232,244
     Occupancy and equipment                                                                                  85,644         83,383
     Professional fees                                                                                        16,466         14,926
     Loan expense                                                                                              7,531          8,569
     Foreclosed real estate operations, net                                                                     (671)          (853)
     Amortization of goodwill and other intangible assets                                                      2,334         29,880
     Other expense                                                                                           111,090        114,073
                                                                                                          ----------     ----------
         Total noninterest expense                                                                           466,119        482,222
                                                                                                          ----------     ----------

Income before income taxes, minority interest and cumulative effect of change in accounting principle        359,002        332,957
Income tax expense                                                                                           109,650        117,695
Minority interest: provision in lieu of income tax expense                                                    31,442          3,247
Minority interest: other                                                                                      13,494         13,494
                                                                                                          ----------     ----------
         Income before cumulative effect of change in accounting principle                                   204,416        198,521
Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in 2001                    --         (1,552)
                                                                                                          ----------     ----------
         Net income                                                                                       $  204,416     $  196,969
                                                                                                          ==========     ==========
Earnings per share:
   Basic
     Income before cumulative effect of change in accounting principle                                         $1.42         $ 1.39
     Cumulative effect of change in accounting principle                                                          --          (0.01)
                                                                                                               -----         ------
         Net income                                                                                            $1.42         $ 1.38
                                                                                                               =====         ======
   Diluted
     Income before cumulative effect of change in accounting principle                                         $1.41         $ 1.38
     Cumulative effect of change in accounting principle                                                          --          (0.01)
                                                                                                               -----         ------
         Net income                                                                                            $1.41         $ 1.37
                                                                                                               =====         ======
Dividends declared per common share                                                                            $0.20         $ 0.20
                                                                                                               =====         ======

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                                         Three Months Ended June 30,
                                                                                                         ---------------------------
                                                                                                              2002          2001
                                                                                                              ----          ----
Interest income:
     Loans receivable                                                                                       $641,843     $  763,224
     Mortgage-backed securities available for sale                                                            75,932        163,994
     Mortgage-backed securities held to maturity                                                              18,313         33,572
     Loans held for sale                                                                                      28,898         32,549
     Securities available for sale                                                                             1,651          3,795
     Securities held to maturity                                                                                 129          7,951
     Interest-bearing deposits in other banks                                                                     33            120
     Dividends on FHLB stock                                                                                  19,953         22,326
     Other                                                                                                    12,078             --
                                                                                                           ---------     ----------
         Total interest income                                                                               798,830      1,027,531
                                                                                                           ---------     ----------
Interest expense:
     Deposits                                                                                                125,720        223,652
     Securities sold under agreements to repurchase                                                           21,004         53,447
     Borrowings                                                                                              281,038        414,044
     Other                                                                                                       750             --
                                                                                                           ---------     ----------
         Total interest expense                                                                              428,512        691,143
                                                                                                           ---------     ----------
         Net interest income                                                                                 370,318        336,388
Provision for loan losses                                                                                         --             --
         Net interest income after provision for loan losses                                                 370,318        336,388
                                                                                                           ---------     ----------
Noninterest income:
     Loan servicing fees, net                                                                                (97,771)        19,746
     Customer banking fees and service charges                                                                60,872         54,559
     Gain on sale, settlement and transfer of loans, net                                                      20,896         16,961
     Gain on sale of assets, net                                                                              10,268         11,684
     Other income                                                                                              4,874          6,644
                                                                                                           ---------     ----------
         Total noninterest income                                                                               (861)       109,594
                                                                                                           ---------     ----------
Noninterest expense:
     Compensation and employee benefits                                                                      118,322        113,953
     Occupancy and equipment                                                                                  42,886         43,212
     Professional fees                                                                                         8,957          9,951
     Loan expense                                                                                              3,375          4,367
     Foreclosed real estate operations, net                                                                      161           (455)
     Amortization of goodwill and other intangible assets                                                      1,167         14,940
     Other expense                                                                                            54,144         60,898
                                                                                                           ---------     ----------
         Total noninterest expense                                                                           229,012        246,866
                                                                                                           ---------     ----------

Income before income taxes, minority interest and cumulative effect of change in accounting principle        140,445        199,116
Income tax expense                                                                                            20,297         83,387
Minority interest: provision in lieu of income tax expense                                                    31,442          3,247
Minority interest: other                                                                                       6,747          6,747
                                                                                                           ---------     ----------
         Income before cumulative effect of change in accounting principle                                    81,959        105,735
 Cumulative effect of change in accounting principle, net of applicable taxes of $1,072 in 2001                   --         (1,552)
                                                                                                           ---------     ----------
         Net income                                                                                         $ 81,959     $  104,183
                                                                                                           =========     ==========
Earnings per share:
   Basic
     Income before cumulative effect of change in accounting principle                                        $0.57          $ 0.74
     Cumulative effect of change in accounting principle                                                         --           (0.01)
                                                                                                              -----          ------
         Net income                                                                                           $0.57          $ 0.73
                                                                                                              =====          ======
   Diluted
     Income before cumulative effect of change in accounting principle                                        $0.57          $ 0.73
     Cumulative effect of change in accounting principle                                                         --           (0.01)
                                                                                                              -----          ------
         Net income                                                                                           $0.57          $ 0.72
                                                                                                              =====          ======
Dividends declared per common share                                                                           $0.10          $ 0.10
                                                                                                              =====          ======

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              2002           2001
                                                                              ----           ----
Net income                                                                   $204,416       $196,969

Other comprehensive (loss) income, net of tax:
    Unrealized holding (loss) gain on securities available for sale:
       Unrealized holding (loss) gain arising during the period                (2,124)        98,126
       Less: reclassification adjustment for gain included
            in net income                                                      (1,202)        (9,572)
                                                                             --------       --------
                                                                               (3,326)        88,554
    Amortization of market adjustment for securities
       transferred from available-for-sale to held-to-maturity                     --          3,466

    Transition adjustment upon adoption of SFAS No. 133                            --        (44,647)

    Unrealized loss on derivatives used for cash flow hedges:
       Unrealized holding loss arising during the period                      (68,286)       (28,677)
       Less: reclassification adjustment for loss included
            in net income                                                      51,428         11,917
                                                                             --------       --------

       Change in fair value of derivatives used for cash flow hedges, net of applicable taxes of $11,642 in 2002
            and $11,574 in 2001                                               (16,858)       (16,760)
                                                                             --------       --------

Other comprehensive (loss) income                                             (20,184)        30,613
                                                                             --------       --------

Comprehensive income                                                         $184,232       $227,582
                                                                             ========       ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                              2002            2001
                                                                              ----            ----
Net income                                                                  $ 81,959        $104,183

Other comprehensive (loss) income, net of tax:
     Unrealized holding gain (loss) on securities available for sale:
        Unrealized holding gain (loss) arising during the period              21,614          (1,042)
        Less: reclassification adjustment for gain included
           in net income                                                        (435)         (9,490)
                                                                            --------        --------
                                                                              21,179         (10,532)
     Amortization of market adjustment for securities
        transferred from available-for-sale to held-to-maturity                   --           1,989

     Unrealized (loss) gain on derivatives used for cash flow hedges:
        Unrealized holding (loss) gain arising during the period             (79,519)         11,748
        Less: reclassification adjustment for loss included
           in net income                                                      26,670           8,689
                                                                            --------        --------

     Change in fair value of derivatives used for cash flow hedges, net of applicable taxes of $36,500 in 2002
        and $14,114 in 2001                                                  (52,849)         20,437
                                                                            --------        --------

Other comprehensive (loss) income                                            (31,670)         11,894
                                                                            --------        --------

Comprehensive income                                                        $ 50,289        $116,077
                                                                            ========        ========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                     Common Stock                        Additional
                                               ------------------------      Issuable     Paid-in
                                                  Shares        Amount        Shares      Capital
                                                  ------        ------        ------      -------
Balance at December 31, 2001                   152,164,166     $152,164      $189,532    $1,551,520

Net income                                              --           --            --            --
Change in net unrealized holding gain
    on securities available for sale                    --           --            --            --
Change in net unrealized holding loss
    on derivatives                                      --           --            --            --
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                           --           --            --            --
Issuable Shares adjustment related to the
    reversal of the deferred tax asset
    valuation allowance                                 --           --        31,470            --
Issuable Shares adjustment for changes
    in tax benefits                                     --           --         2,437            --
Impact of restricted common stock                  109,990          110            --         2,490
Exercise of stock options                          427,675          428            --        10,253
Purchase of treasury stock                              --           --            --            --
Dividends on common stock                               --           --            --            --
                                               -----------     --------      --------     ----------

Balance at June 30, 2002                       152,701,831     $152,702      $223,439     $1,564,263
                                               ===========     ========      ========     ==========

                                                                                          (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                              Accumulated
                                                                 Other
                                                    Comprehensive (Loss) Income, Net
                                                 --------------------------------------
                                                 Securities     Derivatives       Total
                                                 ----------     -----------       -----
Balance at December 31, 2001                      $57,573       $(119,379)      $(61,806)

Net income                                             --              --             --
Change in net unrealized holding gain
    on securities available for sale               (3,326)             --         (3,326)
Change in net unrealized holding loss
    on derivatives                                     --         (16,858)       (16,858)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                          --              --             --
Issuable Shares adjustment related to the
    reversal of the deferred tax asset
    valuation allowance                                --              --             --
Issuable Shares adjustment for changes
    in tax benefits                                    --              --             --
Impact of restricted common stock                      --              --             --
Exercise of stock options                              --              --             --
Purchase of treasury stock                             --              --             --
Dividends on common stock                              --              --             --
                                                  -------       ---------       --------

Balance at June 30, 2002                          $54,247       $(136,237)      $(81,990)
                                                  =======       =========       ========

                                                                              (Continued)

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                      Retained           Common Stock
                                                      Earnings            in Treasury                Total
                                                   (Substantially   -------------------------     Stockholders'
                                                     Restricted)       Shares        Amount         Equity
                                                   --------------      ------        ------       -------------
Balance at December 31, 2001                         $1,054,511     (16,408,120)   $(316,486)      $2,569,435

Net income                                              204,416              --           --          204,416
Change in net unrealized holding gain
    on securities available for sale                         --              --           --           (3,326)
Change in net unrealized holding loss
    on derivatives                                           --              --           --          (16,858)
Adjustment to contribution receivable from
    GSB Investments and Hunter's Glen
    in respect of their proportionate
    ownership of the California Federal
    Goodwill Litigation Asset                            (9,291)             --           --           (9,291)
Issuable Shares adjustment related to the
    reversal of the deferred tax asset
    valuation allowance                                      --              --           --           31,470
Issuable Shares adjustment for changes
    in tax benefits                                          --              --           --            2,437
Impact of restricted common stock                            --              --           --            2,600
Exercise of stock options                                    --              --           --           10,681
Purchase of treasury stock                                   --         (25,149)        (691)            (691)
Dividends on common stock                              (27,191)              --           --          (27,191)
                                                    ----------      -----------    ---------       ----------

Balance at June 30, 2002                            $1,222,445      (16,433,269)   $(317,177)      $2,763,682
                                                    ==========      ===========    =========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                          2002          2001
                                                                                          ----          ----
Cash flows from operating activities:
Net income                                                                           $   204,416     $  196,969
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Amortization of goodwill and other intangible assets                                    2,334         29,880
   Amortization of purchase accounting premiums and discounts, net                         6,033          4,308
   Accretion of discount on borrowings                                                       453            573
   Amortization of MSRs                                                                  212,596        147,013
   Gain on sale of assets, net                                                            (8,382)       (12,123)
   Gain on sale of foreclosed real estate, net                                            (1,179)        (1,717)
   Loss on sale, settlement and transfer of loans, net                                   210,001        109,487
   Capitalization of originated MSRs                                                    (265,516)      (131,372)
   Depreciation and amortization of premises and equipment                                28,614         28,318
   Amortization of deferred debt issuance costs                                            2,983          3,676
   FHLB stock dividends                                                                  (40,792)       (45,372)
   Purchases and originations of loans held for sale                                 (10,578,606)    (7,060,801)
   Net proceeds from the sale of loans held for sale                                  11,657,621      5,478,985
   Net gain on derivatives used to hedge MSRs                                             (3,939)        (8,957)
   Provision for loss on MSRs                                                            127,107         77,000
   (Increase) decrease in other assets                                                  (197,367)       365,299
   Decrease in accrued interest receivable                                                19,053         22,601
   Increase in other liabilities                                                         127,149        297,912
   Amortization of deferred compensation expense - restricted common stock                   860            992
   Gain on non-monetary exchange of Star Systems common stock                                 --        (20,671)
   Reduction in net accrued tax liability                                                     --        (25,805)
   Income tax benefit                                                                    (37,101)        (3,247)
   Minority interest: provision in lieu of income taxes                                   31,442          3,247
   Minority interest: other                                                               13,494         13,494
   Dividends on restricted common stock                                                       11             35
                                                                                     -----------     ----------

        Net cash provided by (used in) operating activities                            1,511,285       (530,276)
                                                                                     -----------     ----------

                                                                                                     (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                      2002             2001
                                                                                      ----             ----
Cash flows from investing activities:
     Purchases of securities available for sale                                  $   (25,647)      $   (21,479)
     Proceeds from maturities of securities available for sale                        25,269           586,733
     Purchases of securities held to maturity                                         (1,927)           (4,992)
     Principal payments and proceeds from maturities
        of securities held to maturity                                                 3,269            68,363
     Purchases of mortgage-backed securities available for sale                      (43,644)         (120,810)
     Principal payments on mortgage-backed securities available for sale           2,134,238         1,290,937
     Proceeds from sales of mortgage-backed securities available for sale             64,300           304,365
     Principal payments on mortgage-backed securities held to maturity               214,160           229,638
     Proceeds from sales of loans                                                     41,222            51,358
     Loan originations and principal collections, net                              3,496,685           557,082
     Purchases of loans receivable                                                (2,815,296)       (2,349,144)
     Purchases of FHLB stock                                                         (41,136)          (23,193)
     Redemption of FHLB stock                                                        292,086                --
     Purchases of premises and equipment                                             (20,405)          (22,195)
     Proceeds from disposal of premises and equipment                                 14,757             6,639
     Proceeds from sales of foreclosed real estate                                    14,802            17,131
     Proceeds from sale of Concord EFS common stock                                       --            29,948
     Purchases of MSRs                                                              (177,458)         (128,206)
     Hedge receipts (payments)                                                        51,068           (14,412)
     Purchases of derivatives                                                       (833,385)         (272,589)
     Proceeds from sales and settlements of derivatives                            1,045,738           215,420
                                                                                 -----------       -----------
         Net cash provided by investing activities                                 3,438,696           400,594
                                                                                 -----------       -----------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                            (833,318)          912,254
     Proceeds from additional borrowings                                          52,313,572        59,921,714
     Principal payments on borrowings                                            (56,047,670)      (59,964,993)
     Principal payment of FN Holdings Notes                                             (250)               --
     Net decrease in securities sold under agreements to repurchase                 (303,801)         (596,378)
     Dividends paid to minority stockholders of subsidiary, net of taxes             (13,494)          (13,494)
       Exercise of stock options                                                      10,681             3,472
       Purchases of treasury stock                                                      (691)             (415)
     Dividends on common stock                                                       (27,191)          (26,994)
                                                                                 -----------       -----------
         Net cash (used in) provided by financing activities                      (4,902,162)          235,166
                                                                                 -----------       -----------

Net change in cash and cash equivalents                                               47,819           105,484
Cash and cash equivalents at beginning of period                                     805,201           783,146
                                                                                 -----------       -----------
Cash and cash equivalents at end of period                                       $   853,020       $   888,630
                                                                                 ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION
       ---------------------

       These financial statements are in accordance with GAAP for interim financial information and Regulation S-X, Article 10. They are unaudited and exclude some of the disclosures for complete financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three and six months ended June 30, 2002 may not indicate future results. Certain prior period amounts have been reclassified to conform to current presentation.

       These financial statements should be read with the consolidated financial statements of Golden State included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. A glossary of defined terms begins on page 74 of this document. All terms used but not defined in the glossary are clarified in the Company's Annual Report on Form 10-K.

       These unaudited consolidated financial statements include the accounts of the Company, which owns all of the common stock of GS Holdings, which owns all of the common and preferred stock of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

       Minority interest: other represents amounts attributable to the REIT Preferred Stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank.

(2)    PENDING MERGER
       --------------

       On May 21, 2002, Citigroup and Mercury Merger Sub, a wholly owned subsidiary of Citigroup, entered into a merger agreement with the Company whereby the Company will be merged with and into Mercury Merger Sub, with Mercury Merger Sub as the surviving company. The Merger, which is expected to close in the third quarter of 2002, is subject to regulatory and Golden State stockholder approvals. The Special Meeting of the Company's stockholders to vote on the Merger is scheduled on August 22, 2002.

       The value of the merger consideration per share of the Company's common stock will be the sum of

       (a)    $16.40 and

       (b) 0.5234 fractional share of Citigroup common stock for each share of Golden State common stock delivered at closing.

       The Company's common stockholders will be entitled to elect to receive merger consideration in the form of cash or Citigroup common stock, subject to certain limitations.

(3)    RECLASSIFICATION OF SECURITIES
       ------------------------------

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

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)    CASH, CASH EQUIVALENTS, AND STATEMENTS OF CASH FLOWS
       ----------------------------------------------------

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                               2002          2001
                                                                                               ----          ----
                                                                                                 (in thousands)
Cash paid for:
    Interest                                                                                 $929,970     $1,522,950
    Income taxes, net                                                                          61,061         99,944

    Transfer of loans to foreclosed real estate                                                 8,535         17,812
    Loans made to facilitate the sale of real estate                                               --            168
    Reclassification of loans from loans held for sale to loans receivable                         --          5,245
    Reclassification of loans receivable to loans held for sale                                95,521         22,351
    Adjustment to contribution receivable from GSB Investments and Hunter's Glen in respect of their proportionate ownership of the California Federal Goodwill
       Litigation Asset                                                                        (9,291)         1,315
    Issuable Shares (usage of pre-merger NOLs)                                                     --         49,109
    Adjustment to Issuable Shares for changes to tax benefits                                   2,437         11,306
    Adjustment to pre-merger tax benefits retained by previous owners of FN Holdings               --        (11,873)
    Issuable Shares adjustment related to the reversal of the deferred tax asset
       valuation allowance                                                                     31,470             --
    Goodwill adjustment related to tax adjustments                                            (25,860)            --
    Impact of restricted common stock                                                           2,600          2,531
    Distribution of Issuable Shares                                                                --         (9,582)
    Reversal of previously capitalized costs - 2000 extinguishment
       of Issuable Shares                                                                          --            998
    Reclassification of mortgage-backed securities from the held-to-maturity
       portfolio to the available-for-sale portfolio upon the adoption of SFAS No. 133             --      1,067,933
    Reclassification of securities from the held-to-maturity portfolio to the
       available-for-sale portfolio upon the adoption of SFAS No. 133                              --         84,984
    Reclassification of derivative assets ($173.6 million) and derivative liabilities
        ($8.8 million) related to MSRs at fair value upon the adoption of SFAS No. 133             --        164,767
    Transfer of loans receivable to claims receivable                                         122,247        103,077

(5)    REDEMPTION OF FN HOLDINGS NOTES
       -------------------------------

       On January 2, 2002, GS Holdings redeemed the remaining $250 thousand principal of the FN Holdings 10 5/8% Senior Notes for a redemption price of $263 thousand, including accrued interest. The premium paid in connection with the redemption was not material.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)    SEGMENT REPORTING
       -----------------

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

                                              Six Months Ended June 30,                      Three Months Ended June 30,
                                     --------------------------------------------    --------------------------------------------
                                       Community      Mortgage                         Community      Mortgage
                                        Banking       Banking             Total         Banking       Banking            Total
                                        -------       -------             -----         -------       -------            -----
                                                                            (in thousands)
Net interest income after
    provision for loan losses: (a)
2002                                 $   707,665    $   77,894        $   785,559    $   359,743    $   32,507        $   392,250
2001                                     673,532        41,788            715,320        341,625        33,760            375,385

Noninterest income: (b)
2002                                 $   165,323    $  (58,958)       $   106,365    $    90,044    $  (81,296)       $     8,748
2001                                     161,849        22,125            183,974         78,974        37,665            116,639

Noninterest expense: (c)
2002                                 $   386,657    $   81,782        $   468,439    $   191,805    $   38,367        $   230,172
2001                                     407,525        77,017            484,542        208,913        39,113            248,026

Pre-tax contribution:
2002                                 $   486,331    $  (62,846)       $   423,485    $   257,982    $  (87,156)       $   170,826
2001                                     427,856       (13,104)           414,752        211,686        32,312            243,998

Segment assets at period end: (d)
2002                                 $51,631,333    $4,265,407 (e)    $55,896,740    $51,631,333    $4,265,407 (e)    $55,896,740
2001                                  60,909,217     7,346,871 (e)     68,256,088     60,909,217     7,346,871 (e)     68,256,088

_____________
(a) Includes $47.6 million and $68.6 million for the six months ended June 30, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $72.2 million and $134.1 million for the six months ended June 30, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

       Includes $21.9 million and $39.0 million for the three months ended June 30, 2002 and 2001, respectively, in earnings credit provided to FNMC by the Bank, primarily for custodial bank account balances generated by FNMC. Also includes $32.3 million and $75.9 million for the three months ended June 30, 2002 and 2001, respectively, in interest income and expense on intercompany loans.

(b) Includes $19.2 million and $15.5 million for the six months ended June 30, 2002 and 2001, respectively, in intercompany servicing fees. Also includes $9.6 million and $7.0 million for the three months ended June 30, 2002 and 2001, respectively, in intercompany servicing fees.

(c) Includes $2.3 million for each of the six months ended June 30, 2002 and 2001, in intercompany noninterest expense. Also includes $1.2 million for each of the three months ended June 30, 2002 and 2001, in intercompany noninterest expense.

(d) Includes $4.0 billion and $6.9 billion for 2002 and 2001, respectively, in intercompany borrowings and $48.4 million and $47.8 million for 2002 and 2001, respectively, in intercompany deposits maintained with the Bank.

(e) Includes $1.7 billion for both 2002 and 2001, in MSRs and the related hedge.

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       The following reconciles the above table to the amounts shown on the consolidated financial statements (in thousands):

                                                         Six Months Ended June 30,      Three Months Ended June 30,
                                                         -------------------------      ---------------------------
                                                           2002             2001           2002             2001
                                                           ----             ----           ----             ----
Net interest income after provision for
    loan losses:
Total net interest income for reportable segments       $    785,559    $   715,320      $   392,250     $   375,385
Elimination of intersegment net interest income              (47,560)       (68,582)         (21,932)        (38,997)
                                                        ------------    -----------      -----------     -----------
    Total                                               $    737,999    $   646,738      $   370,318     $   336,388
                                                        ============    ===========      ===========     ===========

Noninterest income:
Total noninterest income for reportable segments        $    106,365    $   183,974      $     8,748     $   116,639
Elimination of intersegment servicing fees                   (19,243)       (15,533)          (9,609)         (7,045)
                                                        ------------    -----------      -----------     -----------
    Total                                               $     87,122    $   168,441      $      (861)    $   109,594
                                                        ============    ===========      ===========     ===========

Noninterest expense:
Total noninterest expense for reportable segments       $   468,439     $   484,542      $   230,172     $   248,026
Elimination of intersegment expense                          (2,320)         (2,320)          (1,160)         (1,160)
                                                        -----------     -----------      -----------     -----------
    Total                                               $   466,119     $   482,222      $   229,012     $   246,866
                                                        ===========     ===========      ===========     ===========

Pre-tax contribution:
Total contributions for reportable segments             $   423,485     $   414,752      $   170,826     $   243,998
Elimination of intersegment contributions                   (64,483)        (81,795)         (30,381)        (44,882)
                                                        -----------     -----------      -----------     -----------
    Total                                               $   359,002     $   332,957      $   140,445     $   199,116
                                                        ===========     ===========      ===========     ===========

Total assets at period end:
Total assets for reportable segments                    $55,896,740     $68,256,088      $55,896,740     $68,256,088
Elimination of intersegment borrowings                   (3,987,287)     (6,906,614)      (3,987,287)     (6,906,614)
Elimination of intersegment deposits                        (48,428)        (47,812)         (48,428)        (47,812)
                                                        -----------     -----------      -----------     -----------
    Total                                               $51,861,025     $61,301,662      $51,861,025     $61,301,662
                                                        ===========     ===========      ===========     ===========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7)    LOANS RECEIVABLE, NET
       ---------------------

       Loans receivable, net, included the following (in thousands):

                                                                            June 30, 2002     December 31, 2001
                                                                            -------------     -----------------
       Real estate loans:
            1-4 unit residential                                             $28,219,385         $29,546,035
            Multi-family residential                                           4,455,768           4,130,287
            Commercial real estate                                             2,234,097           2,354,919
            Land                                                                  10,651              14,055
            Construction                                                             870               2,495
                                                                             -----------         -----------
               Total real estate loans                                        34,920,771          36,047,791
                                                                             -----------         -----------

            Equity-line                                                          802,916             639,297
            Other consumer loans                                                 237,569             283,434
            Auto loans, net (a)                                                2,090,849           1,917,591
            Commercial loans                                                     800,038             693,114
                                                                             -----------         -----------
               Total consumer and other loans                                  3,931,372           3,533,436
                                                                             -----------         -----------
               Total loans receivable                                         38,852,143          39,581,227
                                                                             -----------         -----------

            Deferred loan fees, costs, discounts and premiums, net               236,657             243,120
            Allowance for loan losses                                           (469,047)           (497,298)
            Purchase accounting adjustments, net                                   6,506               8,574
                                                                             -----------         -----------
               Total loans receivable, net                                   $38,626,259         $39,335,623
                                                                             ===========         ===========

___________
(a) $884 million, or 42% and $766 million, or 40% of this portfolio, represents prime product as of June 30, 2002 and December 31, 2001, respectively.

(8)    INTANGIBLE ASSETS
       -----------------

       Upon adopting SFAS No. 142, management reviewed the records from the Company's various acquisitions. At June 30, 2002, the Company's goodwill and other intangible assets totalled $612.6 million. Of this amount, $564.6 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to SFAS No. 142. The remaining $48.1 million represents other intangible assets that continue to be amortized. In addition, the Company held MSR balances in the amount of $1,539.6 million at June 30, 2002.

       The following table provides details on intangible assets including MSRs:

                                               As of June 30, 2002                               As of December 31, 2001
                                -------------------------------------------------    -----------------------------------------------
                                   Gross                              Net               Gross                            Net
                                  Carrying      Accumulated         Carrying           Carrying     Accumulated        Carrying
                                   Value        Amortization         Value              Value       Amortization        Value
                                   -----        ------------         -----              -----       ------------        -----
                                                                 (dollars in thousands)
Amortizable intangible assets:
    Unidentifiable intangibles  $   64,451       $   (17,182)      $   47,269        $   64,451      $   (15,030)     $   49,421
    Core deposit intangibles         5,513            (4,693)             820             5,513           (4,511)          1,002
                                ----------       -----------       ----------        ----------      -----------      ----------
       Other intangible assets      69,964           (21,875)          48,089            69,964          (19,541)         50,423
    MSRs                         2,856,885 (a)    (1,317,293)       1,539,592 (a)     2,728,643 (a)   (1,104,696)      1,623,947 (a)
    Goodwill                            --                --               --           876,890         (286,470)        590,420
                                ----------       -----------       ----------        ----------      -----------      ----------
       Total amortizable
          intangible assets     $2,926,849       $(1,339,168)      $1,587,681        $3,675,497      $(1,410,707)     $2,264,790
                                ==========       ===========       ==========        ==========      ===========      ==========
Unamortizable goodwill          $  851,030       $  (286,470)      $  564,560        $       --      $        --      $       --
                                ==========       ===========       ==========        ==========      ===========      ==========

                                                                                                                      (Continued)

                                    Page 15

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

____________
(a) After deducting $280.5 million and $153.3 million for the valuation allowance at June 30, 2002 and December 31, 2001, respectively.

       As of June 30, 2002, all of the Company's goodwill, totalling $564.6 million, is included in the community-banking reporting segment. During the second quarter of 2002, goodwill was reduced by the following:

       (a) $12.7 million representing California state tax refunds and pre-merger interest related to Old Cal Fed

       (b)    $12.6  million  related to a reversal of a portion of the deferred
              tax  asset  valuation   allowance  related  to  Old  Cal  Fed  and
              adjustments for sales and use tax related to Old Glen Fed and

       (c) $0.6 million related to the reversal of a portion of the tax reserve based upon the status of Glendale Federal tax audits for 1991 through 1997.

       Intangible acquisitions during the period were as follows:

                                                                   Six Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                          2002                                    2001
                                            ---------------------------------      ----------------------------------
                                              Gross            Weighted             Gross            Weighted
                                             Carrying           Average            Carrying           Average
                                              Value        Maturity (In Years)      Value         Maturity (In Years)
                                              -----        -------------------      -----         -------------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $442,974               5.4             $259,578              6.6

                                                                  Three Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                          2002                                    2001
                                            ----------------------------------     ----------------------------------
                                              Gross            Weighted             Gross            Weighted
                                             Carrying           Average            Carrying           Average
                                              Value        Maturity (In Years)      Value         Maturity (In Years)
                                              -----        -------------------      -----         -------------------
                                                                    (dollars in thousands)
MSRs originated and purchased
     during the period                      $198,615               5.4             $157,220              6.6

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       In the first quarter of 2002, the Company reviewed the expected present value of future cash flows for all reporting units with recorded goodwill and determined that the carrying value of the goodwill was not impaired. Actual and estimated future amortization expense is as follows:

                                                Unidentifiable    Core Deposit
                                                 Intangibles       Intangibles       Msrs       Goodwill        Total
                                                 -----------      ------------       ----       --------        -----
                                                                           (in thousands)
Amortization expense:
     Three months ended June 30, 2002               $1,076            $ 91         $ 98,271      $    --       $  99,438
     Six months ended June 30, 2002                  2,152             182          212,596           --         214,930
     Three months ended June 30, 2001                1,076              91           88,598       13,773         103,538
     Six months ended June 30, 2001                  2,152             182          147,013       27,546         176,893

Estimated amortization expense:
     Six months ending December 31, 2002             2,152             182          173,575           --         175,909
     Year ending December 31,
         2003                                        4,304             364          263,019           --         267,687
         2004                                        4,304             364          214,247           --         218,915
         2005                                        4,304             364          173,447           --         178,115
         2006                                        4,304             364          138,259           --         142,927
         2007                                        4,304             364          109,249           --         113,917

       The impact of the adoption of SFAS No. 142 on earnings was as follows:

                                                      Six Months Ended June 30,         Three Months Ended June 30,
                                                      -------------------------         ---------------------------
                                                        2002             2001              2002             2001
                                                        ----             ----              ----             ----
                                                                             (in thousands)
Reported net income before cumulative
    effect of change in accounting principle          $204,416         $198,521           $81,959          $105,735
Add back goodwill amortization, net of tax                  --           27,425                --            13,713
                                                      --------         --------           -------          --------
Adjusted net income before cumulative
    effect of change in accounting principle          $204,416         $225,946           $81,959          $119,448
                                                      ========         ========           =======          ========

                                                      Six Months Ended June 30,         Three Months Ended June 30,
                                                      -------------------------         ---------------------------
                                                        2002             2001              2002             2001
                                                        ----             ----              ----             ----
                                                                             (in thousands)
Reported net income                                   $204,416         $196,969           $81,959          $104,183
Add back goodwill amortization, net of tax                  --           27,425                --            13,713
                                                      --------         --------           -------          --------
Adjusted net income                                   $204,416         $224,394           $81,959          $117,896
                                                      ========         ========           =======          ========

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                        Six Months Ended June 30,                         Three Months Ended June 30,
                            -------------------------------------------------   -------------------------------------------------
                                     2002                     2001                      2002                     2001
                            -----------------------   -----------------------   -----------------------   -----------------------
                            Basic EPS   Diluted EPS   Basic EPS   Diluted EPS   Basic EPS   Diluted EPS   Basic EPS   Diluted EPS
                            ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
Reported net income
   before cumulative
   effect of change in
   accounting principle       $1.42       $1.41         $1.39        $1.38        $0.57        $0.57         $0.74       $0.73
Add back goodwill
   amortization,
   net of tax                    --          --          0.19         0.19           --           --          0.10        0.10
                              -----       -----         -----        -----        -----        -----         -----       -----
Adjusted net income
   before cumulative
   effect of change in
   accounting principle       $1.42       $1.41         $1.58        $1.57        $0.57        $0.57         $0.84       $0.83
                              =====       =====         =====        =====        =====        =====         =====       =====

                                      Six Months Ended June 30,                              Three Months Ended June 30,
                           ---------------------------------------------------    --------------------------------------------------
                                    2002                       2001                        2002                       2001
                           -----------------------    ------------------------    ------------------------   -----------------------
                           Basic EPS   Diluted EPS    Basic EPS    Diluted EPS    Basic EPS    Diluted EPS   Basic EPS   Diluted EPS
                           ---------   -----------    ---------    -----------    ---------    -----------   ---------   -----------
Reported net income          $1.42        $1.41         $1.38         $1.37         $0.57         $0.57        $0.73        $0.72
Add back goodwill
   amortization,
   net of tax                   --           --          0.19          0.19            --            --         0.10         0.10
                             -----        -----         -----         -----         -----         -----        -----        -----
Adjusted net income          $1.42        $1.41         $1.57         $1.56         $0.57         $0.57        $0.83        $0.82
                             =====        =====         =====         =====         =====         =====        =====        =====

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9)    DEPOSITS
       --------

       A summary of the carrying value of deposits is as follows (dollars in thousands):

                                                                      June 30, 2002        December 31, 2001
                                                                      -------------        -----------------
       Transaction Accounts:
            Non-interest checking                                      $ 2,157,272            $ 2,000,413
            Interest-bearing checking                                    2,252,180              2,139,674
                                                                       -----------            -----------
               Subtotal checking                                         4,409,452              4,140,087

            Money market                                                 4,831,649              4,614,223
            Passbook savings                                             3,171,654              3,055,766
                                                                       -----------            -----------
               Total transaction accounts                               12,412,755             11,810,076

       Certificates of deposit                                          10,053,758             10,618,260
                                                                       -----------            -----------
               Total customer deposits                                  22,466,513             22,428,336

       Custodial accounts                                                1,705,080              2,512,684
       Accrued interest payable                                             37,721                 46,184
       Purchase accounting                                                     150                    329
                                                                       -----------            -----------
               Total retail deposits                                    24,209,464             24,987,533

       Brokered Deposits                                                    91,087                146,545
                                                                       -----------            -----------
               Total deposits                                          $24,300,551            $25,134,078
                                                                       ===========            ===========

       Checking deposits (including custodials) as a %
            of retail deposits                                                25.3%                  26.6%
       Transaction accounts (including custodials) as a %
            of retail deposits                                                58.3%                  57.3%
       Checking deposits (excluding custodials) as a %
            of customer deposits                                              19.6%                  18.5%
       Transaction accounts (excluding custodials) as a %
            of customer deposits                                              55.3%                  52.7%

(10)   ACCRUED TERMINATION AND FACILITIES COSTS
       ----------------------------------------

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

       The table below summarizes the activity in the liability for the costs related to the plan (in thousands):

                                                      Severance and
                                      Branch           Termination
                                   Consolidations       Benefits        Total
                                   --------------     -------------     -----

Balance at December 31, 2001          $14,208            $12,500       $26,708
    Charges to liability account       (2,492)                --        (2,492)
                                      -------            -------       -------
Balance at June 30, 2002              $11,716            $12,500       $24,216
                                      =======            =======       =======

                   GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11)   INCOME TAXES
       ------------

       During the six months ended June 30, 2002, Golden State recorded gross income tax expense of $146.8 million, which was offset by a tax benefit of $37.1 million, for net income tax expense of $109.7 million. Based on the current status of Mafco Holdings' audits for the years 1991 through 1995 and anticipated reversal of deferred tax assets with established valuation allowance, management changed its judgment about the realizability of the Company's deferred tax assets and reduced its valuation allowance by $44 million. As a result of reducing the valuation allowance, income tax expense was reduced by $31.4 million and goodwill was reduced by $12.6 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $31.4 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       In addition, an accrued liability had been established in prior years for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of recent documentation received pertaining to the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the six months ended June 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Company also recorded additional Federal tax expense of $3.1 million due to the reduction of the state tax expense.

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

       In addition, during the six months ended June 30, 2001, a provision in lieu of income taxes was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

(12)   STOCKHOLDERS' EQUITY
       --------------------

       COMMON STOCK

       At June 30, 2002 and December 31, 2001, there were 136,268,562 and 135,756,046 shares, respectively, of Golden State Common Stock issued and outstanding, (net of treasury stock), which included 160,056 and 202,365 shares, respectively, of restricted stock. The effect of these restricted shares is included in the calculation of diluted EPS. See note 15.

       During the six months ended June 30, 2002, stock options totalling 427,675 were exercised. See note 13.

       ISSUABLE SHARES

       During the six months ended June 30, 2002, the Company recorded $31.5 million in Issuable Shares related the reduction of the deferred tax asset valuation allowance (see note 11) and $2.4 million related to changes in pre-merger benefits, both payable to the former owners.

       Issuable Shares are included, as appropriate, in the calculation of basic and diluted earnings per share. See note 15.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       ADDITIONAL PAID-IN CAPITAL

       During the six months ended June 30, 2002, the Company increased paid-in capital by $10.3 million for the exercise of stock options and $2.5 million reflecting the impact of restricted stock.

       RETAINED EARNINGS

       At September 11, 1998, in connection with the Golden State Acquisition, certain assets were recorded representing the fair value of each of the Goodwill Litigation Assets that each of the former shareholder groups (pre-merger Golden State and GSB Investments and Hunter's Glen) were contributing to the merged entity. The Golden State Merger agreement contained a mechanism for proportionately allocating these values between the two groups. At September 11, 1998, the fair value of the Glendale Federal Goodwill Litigation Asset contributed by the former Golden State shareholders was $56.9 million, and the fair value of the California Federal Goodwill Litigation equalization adjustment due from GSB Investments and Hunter's Glen was $41.2 million. The $41.2 million, recorded as a contribution receivable, increased retained earnings during the year ended December 31, 1998 and fluctuates based upon the market value of the LTWTMs. At December 31, 2001, the equalization adjustment was recorded at its fair value of $21.2 million. At June 30, 2002, the inherent value of the amount to be contributed by GSB Investments and Hunter's Glen was $11.9 million, which resulted in decreases to both retained earnings and the contribution receivable of $9.3 million.

       TREASURY STOCK

       At June 30, 2002, the Company had 16,433,269 shares of its common stock in treasury at an aggregate cost of $19.30 per share.

       During the six months ended June 30, 2002, the Company repurchased 25,149 shares of common stock, at an aggregate purchase price of $691 thousand, or an average of $27.48 per share.

       DIVIDENDS

       On June 3, 2002 and March 1, 2002, Golden State paid a dividend of $0.10 per common share, totalling $13.6 million on each date, to stockholders of record as of May 3, 2002 and February 5, 2002, respectively.

       On June 1, 2001 and March 1, 2001, Golden State paid a dividend of $0.10 per common share, totalling $13.5 million on each date, to stockholders of record as of May 7, 2001 and February 2, 2001, respectively.

(13)   EXECUTIVE AND STOCK COMPENSATION
       --------------------------------

       In the six months ended June 30, 2002, the Company granted to its employees non-qualified stock options equivalent to 884,000 shares of common stock at a weighted average price of $27.69 per share under the Stock Plan, all within the first quarter. During the three and six months ended June 30, 2001, the Company granted to its employees non-qualified stock options equivalent to 560,100 and 1,411,100 shares, respectively, of common stock at a weighted average price of $30.75 and $27.69, respectively. These shares generally vest over three years in one-third increments on the anniversary of the grant date. The options generally expire 10 years from the date of grant. No compensation cost was recognized by the Company for these stock options during the six months ended June 30, 2002, in accordance with the intrinsic value accounting methodology prescribed in APB Opinion No. 25, whereby compensation expense to employees is determined based upon the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price of the award.

       During the three and six months ended June 30, 2002, 319,909 and 427,675 options were exercised, and 9,917 and 42,597 options were cancelled or expired, respectively, under all plans. During the three and six months ended June 30, 2001, 91,101 and 154,617 options were exercised and 4,432 and 21,677 options, respectively, were cancelled or expired under all plans.

                  GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       At June 30, 2002 and 2001, options to acquire an equivalent of 5,129,449 and 4,906,205 shares and 675,583 and 966,166 LTWTMs, respectively, remained outstanding under all plans.

       On January 22, 2002 and 2001, the Company awarded to certain of its employees 112,760 and 99,108 shares, respectively, of restricted stock under the Golden State Bancorp Inc. Omnibus Stock Plan. The market value on the date of the award was $27.65 and $26.38 per share, respectively. These shares generally vest over two years in one-half increments on the anniversary of the grant date, based upon the continued service of the employee. During the three and six months ended June 30, 2002, 152,299 restricted shares were vested and 2,770 restricted shares were cancelled. During the three and six months ended June 30, 2001, 5,911 and 115,045 restricted shares were vested, respectively, and none was cancelled. At June 30, 2002, a total of 160,056 restricted shares was outstanding. The compensation expense based on the stock price on the date of these awards was recognized on a straight-line basis over the vesting period for each service period tranche of the award with a corresponding increase to additional paid-in capital. In addition, dividends on restricted stock are recorded as compensation expense with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2002, $0.5 million and $0.9 million, respectively, in compensation expense was recognized related to such awards. During the three and six months ended June 30, 2001, $0.5 million and $1.0 million, respectively, in compensation expense was recognized related to such awards. These restricted shares have full voting and dividend rights and are included in common shares outstanding and in the calculation of diluted EPS. See note 15.

(14)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
       ---------------------------------------------------

       On September 21, 2000, the EITF issued EITF No. 99-20. This document, which was effective on April 1, 2001, establishes guidance for

       (a) recognizing interest income (including amortization of premiums or discounts) on

              (i) all credit-sensitive mortgage and asset-backed securities and
              (ii) certain prepayment-sensitive securities including agency interest-only strips and

       (b) determining when these securities must be written down to fair value because of impairment.

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

(15)   EARNINGS PER SHARE INFORMATION
       ------------------------------

       EPS of common stock is based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Information used to calculate basic and diluted EPS is as follows (in thousands, except per share data):

                                             Six Months Ended June  30,                      Three Months Ended June  30,
                                    --------------------------------------------    ----------------------------------------------
                                           2002                     2001                    2002                     2001
                                    --------------------    --------------------    --------------------     ---------------------
                                     Basic      Diluted      Basic      Diluted      Basic      Diluted       Basic       Diluted
                                      EPS         EPS         EPS         EPS         EPS         EPS          EPS          EPS
                                      ---         ---         ---         ---         ---         ---          ---          ---
Income before cumulative effect
    of change in accounting
    principle                       $204,416    $204,416    $198,521    $198,521    $ 81,959    $ 81,959     $105,735     $105,735
Cumulative effect of change in
    accounting principle                  --          --      (1,552)     (1,552)         --          --       (1,552)      (1,552)
                                    --------    --------    --------    --------    --------    --------     --------     --------
    Net income                      $204,416    $204,416    $196,969    $196,969    $ 81,959    $ 81,959     $104,183     $104,183
                                    ========    ========    ========    ========    ========    ========     ========     ========

Weighted average common
    shares outstanding (a)           135,820     135,820     134,670     134,670     135,935     135,935      134,783      134,783
Issuable Shares (b)                    7,667       7,667       7,915       7,915       7,854       7,854        8,456        8,456
                                    --------    --------    --------    --------    --------    --------     --------     --------
Total weighted average basic
    common shares outstanding        143,487     143,487     142,585     142,585     143,789     143,789      143,239      143,239
                                    --------    --------    --------    --------    --------    --------     --------     --------

Effect of dilutive securities:
    Options and warrants (c)              --         918          --         756          --       1,091           --          818
    Restricted stock (a)                  --         113          --         134          --         110           --          168
                                    --------    --------    --------    --------    --------    --------     --------     --------
Total weighted average diluted
    common shares outstanding (b)    143,487     144,518     142,585     143,475     143,789     144,990      143,239      144,225
                                    ========    ========    ========    ========    ========    ========     ========     ========

Income before cumulative effect
    of change in
    accounting principle            $   1.42    $   1.41    $   1.39    $   1.38    $   0.57    $   0.57     $   0.74     $   0.73
Cumulative effect of change in
    accounting principle                  --          --       (0.01)      (0.01)         --          --        (0.01)       (0.01)
                                    --------    --------    --------    --------    --------    --------     --------     --------
Earnings per common share           $   1.42    $   1.41    $   1.38    $   1.37    $   0.57    $   0.57     $   0.73     $   0.72
                                    ========    ========    ========    ========    ========    ========     ========     ========

_____________
(a) 2002 and 2001 basic weighted average common shares outstanding exclude the effect of unvested restricted common stock awarded to employees of the Company.

(b) 2002 total basic and diluted weighted average common shares outstanding include, as appropriate, the effect of the following shares estimated to be issuable to GSB Investments and Hunter's Glen: 2,625,961 and 2,736,946 shares based on the use of pre-merger tax benefits utilized in the year 2000 and 2001, respectively, and 2,491,054 shares of pre-merger tax benefits expected to be utilized in the year 2002 and subsequent tax periods.

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

                 GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(16)   COMMITMENTS, CONTINGENCIES AND OTHER OFF-BALANCE SHEET ACTIVITIES
       -----------------------------------------------------------------

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

       Listed below are unfunded financial instruments whose contract amounts represent credit risk (in thousands):

                                                    Contract Amounts at
                                            -----------------------------------
                                            June 30, 2002     December 31, 2001
                                            -------------     -----------------

    Commitments to extend credit
    ----------------------------

Unutilized consumer lines                     $1,722,420          $1,467,625
Unutilized commercial lines of credit            264,524             263,682
Commercial and standby letters of credit          32,042              24,953

       The contracts for the Company's commitments to extend credit expire as follows (in thousands):

                                                                     June 30, 2002
                                   ------------------------------------------------------------------------------------
                                                               Contract Amount Expiring in
                                   ------------------------------------------------------------------------------------

Commitments to extend credit          Total       Less Than 1 Year    1 - 3 Years     4 - 5 Years     More Than 5 Years
----------------------------          -----       ----------------    -----------     -----------     -----------------
Unutilized consumer lines          $1,722,420         $518,546          $13,634         $11,084          $1,179,156
Unutilized commercial
     lines of credit                  264,524          188,270           56,199           7,865              12,190
Commercial and standby
     letters of credit                 32,042           31,876              166              --                  --

       The fair value of commitments to extend credit was not significant at either June 30, 2002 or December 31, 2001.

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

                 GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       OFF-BALANCE SHEET COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS

       The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans that have not been recorded in the Company's balance sheet as they do not meet the definition of a derivative financial instrument. These amounts exclude commitments to extend credit which are summarized above. For more information on derivative instruments, see note 17.

                                                  Contract Amounts at
                                       ----------------------------------------
                                       June 30, 2002          December 31, 2001
                                       -------------          -----------------
                                                    (in thousands)

Commitments to originate loans           $2,770,634              $3,937,422
Commitments to purchase loans               995,883               3,791,436
Mandatory commitments to sell loans         317,569                 679,182

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

       Mandatory and optional delivery forward commitments to sell loans are used by the Company to hedge its interest rate exposure from the time a loan has a committed rate to the time the loan is sold. These instruments involve varying degrees of credit risk. Credit risk on these instruments is controlled through credit approvals, limits and monitoring procedures. To the extent that counterparties are not able to fulfill forward commitments, the Company is at risk for any fluctuations in the market value of the mortgage loans and locked pipeline.

       OFF-BALANCE SHEET EMBEDDED DERIVATIVE OPTIONS

       The Company also has off-balance sheet embedded options in borrowings as shown in the table below (in thousands):

                                                   June 30, 2002                           December 31, 2001
                                      --------------------------------------    --------------------------------------
       Instruments                    Notional Amount   Estimated Fair Value    Notional Amount   Estimated Fair Value
       -----------                    ---------------   --------------------    ---------------   --------------------
       Interest rate caps                $2,000,000           $34,913              $2,000,000            $52,163
       Interest rate swaptions            1,250,000             1,750               1,250,000              9,448

       The off-balance sheet embedded options in borrowings at June 30, 2002 are scheduled to expire as shown in the table below (in thousands):

                                                        Contract Amount Expiring in:
                                         ----------------------------------------------------------
      Instruments                          2003             2004           2005            Total
      -----------                          ----             ----           ----            -----
      Interest rate caps                 $400,000         $350,000      $1,250,000       $2,000,000
      Interest rate swaptions             150,000               --       1,100,000        1,250,000

                 GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       COMMITMENTS AND CONTINGENCIES

       At June 30, 2002, the Bank had pledged as collateral the securities as detailed below (in thousands):

                                                                         Mortgage-backed      Mortgage-backed      Commercial
                                                      Securities            Securities           Securities          Paper
                                                  Available for Sale    Available for Sale    Held to Maturity     Investments
                                                  ------------------    ------------------    ----------------     -----------
  Provide credit enhancements for certain
      bond-financed real estate projects
      originated by Old FNB                            $25,582               $  10,516            $ 6,961           $    --

  Pledged securities for principal and
      interest on Bank loan securitization                  --                 265,144              6,844                --

  Guarantee credit enhancements on
      multi-family bond issues and loans
      securitized by FNMA and FHLMC                      1,027                 124,948             27,779                --

  Guarantee credit enhancements on
      loans transferred as part of
      securitization transactions by the Bank              --                       --                 --            29,260

  Guarantee state and local agency
      deposits, and certain deposits with the
      Federal Reserve Bank                              2,678                  311,569             50,220                --

  Secure various other obligations                         --                1,968,602            752,127                --

       At June 30, 2002, $25.2 billion in residential loans, $3.8 billion in multifamily loans and $1.6 billion in commercial real estate loans were pledged as collateral for FHLB advances.

       At June 30, 2002, loans receivable included approximately $4.6 billion of loans that had the potential to experience negative amortization.

(17)   ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       --------------------------------------------------------------

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

       RESULTS
       -------

       Hedges of FHLB advances and Repos were 100% effective for the three and six months ended June 30, 2002. The Company hedges the entire amount of the change in fair value of the liabilities with the entire amount of the change in fair value of the derivative instruments.

       Fair value changes in interest rate swap hedging instruments relating to cash flows associated with FHLB advances and Repos are reported in OCI. These amounts are then reclassified into interest expense as a yield adjustment in the same period in which the related interest on the FHLB advances and Repos affects earnings. The net amount of OCI reclassified into interest expense during the three and six months ended June 30, 2002 was $45.1 million and $86.9 million, respectively, while $14.7 million and $20.1 million was reclassified during the three and six months ended June 30, 2001, respectively.

       As of June 30, 2002 and 2001, approximately $96.6 million and $30.4 million of losses reported in OCI related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged FHLB advances and Repos during the twelve month period ending June 30, 2003 and 2002, respectively.

       INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS - MORTGAGE SERVICING RIGHTS HEDGES

       OBJECTIVES AND CONTEXT
       ----------------------

       The Company purchases and originates MSRs as a source of fee income. MSRs expose the Company to the variability of their fair value due to changes in the assumed level of prepayments and other variables. The carrying value of MSRs are first adjusted by the calculated change in the fair value of the MSRs being hedged and are then recorded at the lesser of their amortized cost or fair value.

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

                                                         Six Months Ended June 30,      Three Months Ended June 30,
                                                         -------------------------      ---------------------------
                                                            2002           2001            2002            2001
                                                            ----           ----            ----            ----
Gain (loss) on designated derivative contracts           $ 191,565       $(74,601)       $ 224,062       $(108,198)
(Decrease) increase in value of designated MSRs           (187,626)        83,558         (239,403)        114,750
                                                         ---------       --------        ---------       ---------

Net gain (loss) on derivatives used to hedge MSRs        $   3,939       $  8,957        $ (15,341)      $   6,552
                                                         =========       ========        =========       =========

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

       RESULTS
       -------

       Risk management results related to the hedging of warehouse loans are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the accompanying consolidated statements of income (in thousands):

                                                            Six Months Ended June 30,    Three Months Ended June 30,
                                                            -------------------------    ---------------------------
                                                               2002           2001          2002           2001
                                                               ----           ----          ----           ----
Transition adjustment upon adoption of SFAS No. 133         $     --        $ 3,834       $     --       $     --
Unrealized (loss) gain on designated forward loan
     sale commitments recognized                             (38,538)        10,400        (25,020)        12,080
Increase (decrease) in value of warehouse loans               43,381         (9,038)        24,671        (10,443)
                                                            --------        -------       --------       --------
Net gain (loss) on derivatives used to hedge
     warehouse loans                                        $  4,843        $ 5,196       $   (349)      $  1,637
                                                            ========        =======       ========       ========

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

       Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in the caption entitled "Gain on sale, settlement and transfer of loans, net" in the consolidated statements of income (in thousands):

                                                               Six Months Ended June 30,   Three Months Ended June 30,
                                                               -------------------------   ---------------------------
                                                                  2002          2001           2002           2001
                                                                  ----          ----           ----           ----
Transition adjustment upon adoption of SFAS No. 133             $     --       $(2,785)      $     --        $    --
Unrealized (loss) gain on undesignated forward loan
     sale commitments recognized to income                       (19,048)       10,120        (17,288)        11,096
Gain (loss) on undesignated interest rate loan
     commitments recognized to income                             21,464        (8,980)        16,025         (9,093)
                                                                --------       -------       --------        -------

Net gain (loss) on derivatives                                  $  2,416       $(1,645)      $ (1,263)       $ 2,003
                                                                ========       =======       ========        =======

       NOTIONAL AMOUNTS OF DERIVATIVES

       Information pertaining to the notional amounts of the Company's derivative financial instruments utilized in both MSR and balance sheet hedging is as follows (in thousands). The fair values of these derivative financial instruments were recorded in the Company's balance sheet in accordance with SFAS No. 133.

                                                            June 30, 2002                       December 31, 2001
                                                   -------------------------------       -------------------------------
                                                    Notional                              Notional
                                                     Amount        Credit Risk (1)         Amount        Credit Risk (1)
                                                     -------       ---------------         ------        ---------------
  Interest rate swaps -  borrowings                $ 4,509,670        $     --           $ 4,089,670        $     --
  Interest rate swaps hedging MSRs                   2,840,000          43,080             2,462,000           7,561
  PO swaps                                             391,800              --               378,928           6,411
  Interest rate floors                               1,021,000          26,286             3,054,000          78,917
  Interest rate swaptions                            4,621,000         137,058             4,111,000         183,641
  Forward loan sale commitments                      1,940,749              --             3,980,863          36,879
  Interest rate lock commitments                     1,038,866              --             1,870,852              --
  Other                                                 75,000             744                    --              --
                                                   -----------        --------           -----------        --------

              Total                                $16,438,085        $207,168           $19,947,313        $313,409
                                                   ===========        ========           ===========        ========

______________
(1) Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and excludes $187.2 million and $95.2 million cash collateral held by the Bank at June 30, 2002 and December 31, 2001, respectively.

                 GOLDEN STATE BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       Derivative financial instruments used for other-than-trading purposes at June 30, 2002 are scheduled to mature as follows (in thousands):

                                                                   Notional Amounts
                           --------------------------------------------------------------------------------------------------
                           Six Months Ending
                           December 31, 2002        2003          2004          2005         2006       Thereafter      Total
                           -----------------        ----          ----          ----         ----       ----------      -----
Interest rate swaps -
   borrowings                  $  300,000        $  700,000    $1,670,000    $  819,670    $900,000     $  120,000    $ 4,509,670
Interest rate swaps
   hedging MSRs                        --                --            --            --          --      2,840,000      2,840,000
PO swaps                           96,002            70,920        81,451            --          --        143,427        391,800
Interest rate floors                   --                --            --            --          --      1,021,000      1,021,000
Interest rate swaptions                --         3,451,000       464,000       706,000          --             --      4,621,000
Forward loan sale
   commitments                  1,940,749                --            --            --          --             --      1,940,749
Interest rate lock
   commitments                  1,038,866                --            --            --          --             --      1,038,866
Other                              75,000                --            --            --          --             --         75,000
                               ----------        ----------    ----------    ----------    --------     ----------    -----------
      Total                    $3,450,617        $4,221,920    $2,215,451    $1,525,670    $900,000     $4,124,427    $16,438,085
                               ==========        ==========    ==========    ==========    ========     ==========    ===========

(18)   RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

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

       Acquired intangible assets other than goodwill are amortized over their useful economic life and reviewed for impairment in accordance with SFAS No. 144.

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

       RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

       SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

       The accounting, disclosure and financial statement provisions of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified.

       The implementation of SFAS No. 145 is not expected to impact the Company's financial condition or operating results.

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

       PENDING MERGER

       On May 21, 2002, Citigroup and Mercury Merger Sub, a wholly owned subsidiary of Citigroup, entered into a merger agreement with the Company whereby the Company will be merged with and into Mercury Merger Sub, with Mercury Merger Sub as the surviving company. The Merger, which is expected to close in the third quarter of 2002, is subject to regulatory and Golden State stockholder approvals. See note 2 of the Company's Notes to Unaudited Consolidated Financial Statements.

       NET INCOME

       Golden State reported net income of $204.4 million, or $1.41 per diluted share for the six months ended June 30, 2002, compared with net income of $197.0 million, or $1.37 per diluted share, for the corresponding period in 2001. Net income for the six months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the six months ended June 30, 2001 was $198.5 million, or $1.38 per diluted share. The Bank's efficiency ratio was 47.34% for the six months ended June 30, 2002, compared to 49.30% for the comparable period in 2001.

       Net interest income increased $91.3 million during the first six months of 2002 as compared to the year-ago period, primarily as a result of declining market interest rates reducing the costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. In addition, during the six months ended June 30, 2002, $11.2 million of interest income was received in connection with a California income tax refund. Total noninterest income declined by $81.3 million, primarily in loan servicing fees, net due to higher MSR amortization and an increased MSR valuation provision. Total noninterest expense declined $16.1 million and includes a $27.5 million decrease due to the adoption of SFAS No. 142 on January 1, 2002.

       Golden State reported net income of $82.0 million, or $0.57 per diluted share for the three months ended June 30, 2002, compared with net income of $104.2 million, or $0.72 per diluted share, for the corresponding period in 2001. Net income for the three months ended June 30, 2001 includes a loss of $1.6 million, net of tax, from the cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the three months ended June 30, 2001 was $105.7 million, or $0.73 per diluted share. The Bank's efficiency ratio was 47.06% for the three months ended June 30, 2002, compared to 46.27% for the comparable period in 2001.

       Net interest income increased $33.9 million during the three months ended June 30, 2002 as compared to the same period in 2001, primarily as a result of declining market interest rates reducing the costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. In addition, during the three months ended June 30, 2002, $11.2 million of interest income was received in connection with a California income tax refund. Total noninterest income declined by $110.5 million, primarily in loan servicing fees, net due to higher MSR amortization and an increased MSR valuation provision. Total noninterest expense declined $17.9 million and includes a $13.8 million decrease due to the adoption of SFAS No. 142 on January 1, 2002.

       As noted above, the Company adopted SFAS No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized. The effect of the adoption was to reduce goodwill amortization by $13.8 million and $27.5 million for the three and six months ended June 30, 2002, respectively, compared to the same period a year ago. Excluding the effect of the adoption of SFAS No. 142, net income for the three and six months ended June 30, 2001 was $117.9 million and $224.4 million and diluted EPS was $0.82 and $1.56, respectively. Excluding the effect of the adoption of SFAS No. 142, income before the cumulative effect of change in accounting principle for the three and six months ended June 30, 2001 was $119.4 million and $225.9 million and diluted EPS was $0.83 and $1.57, respectively.

       FINANCIAL CONDITION

       During the six months ended June 30, 2002, consolidated total assets decreased to $51.9 billion from $56.5 billion and total liabilities decreased to $48.6 billion from $53.4 billion at December 31, 2001. Mortgage-backed securities, loans held for sale and loans receivable declined $2.4 billion, $1.3 billion and $0.7 billion, respectively, during the six month period. This shift in mortgage-backed securities and loans is primarily due to high repayment rates in light of the declining interest rate environment. Deposits decreased $833.5 million during the six months ended June 30, 2002, including decreases of $807.6 million in custodial accounts, $564.5 million in CDs and $55.5 million in Brokered Deposits, offset by a $602.7 million increase in transaction accounts. Total borrowings, including securities sold under agreements to repurchase, FHLB advances and other borrowings, declined $4.0 billion during the six months ended June 30, 2002.

       During the six months ended June 30, 2002, stockholders' equity increased $194.2 million to $2.8 billion. The increase in stockholders' equity is principally the result of $204.4 million in net income for the period, an Issuable Shares adjustment of $33.9 million related to the reversal of the deferred tax asset valuation allowance and changes in tax benefits due to former owners, $10.7 million from the exercise of stock options and $2.6 million due to the impact of restricted common stock. These amounts are partially offset by $27.2 million of common stock dividends, $16.9 million in net unrealized losses, after tax, on derivatives, $9.3 million from the goodwill litigation equalization adjustment and $3.3 million in net unrealized losses, after tax, on securities available for sale.

       Book value per diluted share increased $1.11 to $18.98 at June 30, 2002, from $17.87 at December 31, 2001. Tangible book value per share increased $1.36, or 10.1%, to $14.77 at June 30, 2002, from $13.41 at December 31, 2001. Common shares outstanding totalled 136.3 million and 135.8 million at June 30, 2002 and December 31, 2001, respectively. Diluted shares outstanding totalled 145.6 million at June 30, 2002 and 143.8 million at December 31, 2001.

       Golden State's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $104.6 million at June 30, 2002 compared with $124.1 million at December 31, 2001. Total non-performing assets as a percentage of the Bank's total assets was 0.20% at June 30, 2002 compared with 0.22% at December 31, 2001.

RESULTS OF OPERATIONS

       SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                                Six Months Ended June 30, 2002
                                                                             --------------------------------------
                                                                             Average                        Average
                                                                             Balance        Interest         Rate
                                                                             -------        --------         ----
                                                                                     (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities, interest-bearing deposits in banks and other (2)          $   351        $   16           8.99%
     Mortgage-backed securities available for sale                           5,598           168           6.02
     Mortgage-backed securities held to maturity                             1,266            40           6.28
     Loans held for sale, net                                                2,226            71           6.35
     Loans receivable, net:
          Residential                                                       28,732           883           6.15
          Commercial real estate                                             6,552           233           7.10
          Consumer                                                             978            30           6.18
          Automobile                                                         1,986           124          12.65
          Commercial banking                                                   733            21           5.74
                                                                           -------        ------
     Loans receivable, net                                                  38,981         1,291           6.63
     FHLB stock                                                              1,318            41           6.24
                                                                           -------        ------
         Total interest-earning assets                                      49,740         1,627           6.55%
                                                                                          ------
Noninterest-earning assets                                                   4,121
                                                                           -------
         Total assets                                                      $53,861
                                                                           =======
LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                              $24,688           261           2.13%
     Securities sold under agreements to repurchase (3)                      2,189            42           3.85
     Borrowings (3)                                                         22,474           584           5.22
     Other                                                                     165             2           1.76
                                                                           -------        ------
         Total interest-bearing liabilities                                 49,516           889           3.61%
                                                                                          ------
Noninterest-bearing liabilities                                              1,205
Minority interest                                                              497
Stockholders' equity                                                         2,643
                                                                           -------
          Total liabilities, minority interest
             and stockholders' equity                                      $53,861
                                                                           =======
Net interest income                                                                       $  738
                                                                                          ======
Interest rate spread (4)                                                                                   2.94%
                                                                                                          =====
Net interest margin                                                                                        2.96%
                                                                                                          =====

Return on average assets                                                                                   0.76%
                                                                                                          =====
Return on average common equity                                                                           15.47%
                                                                                                          =====
Return on tangible common equity                                                                          20.58%
                                                                                                          =====
Average equity to average assets                                                                           4.91%
                                                                                                          =====
Dividend payout ratio                                                                                     14.08%
                                                                                                          =====

                                                                                Six Months Ended June 30, 2001
                                                                             -------------------------------------
                                                                             Average                       Average
                                                                             Balance       Interest          Rate
                                                                             -------       --------          ----
                                                                                     (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                 $ 1,051        $   32           6.01%
     Mortgage-backed securities available for sale                          10,385           345           6.64
     Mortgage-backed securities held to maturity                             1,685            71           8.43
     Loans held for sale, net                                                1,523            53           6.92
     Loans receivable, net:
          Residential                                                       31,803         1,124           7.07
          Commercial real estate                                             6,130           256           8.36
          Consumer                                                             875            40           9.31
          Automobile                                                         1,700            96          11.38
          Commercial banking                                                   570            25           8.69
                                                                           -------        ------
     Total loans receivable, net                                            41,078         1,541           7.51
     FHLB stock                                                              1,391            45           6.58
                                                                           -------        ------
         Total interest-earning assets                                      57,113         2,087           7.31%
                                                                                          ------
Noninterest-earning assets                                                   3,595
                                                                           -------
         Total assets                                                      $60,708
                                                                           =======



LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                              $23,962           465           3.91%
     Securities sold under agreements to repurchase (3)                      3,992           121           6.05
     Borrowings (3)                                                         28,784           854           5.96
     Other                                                                       1            --             --
                                                                           -------        ------
         Total interest-bearing liabilities                                 56,739         1,440           5.09%
                                                                                          ------
Noninterest-bearing liabilities                                              1,269
Minority interest                                                              497
Stockholders' equity                                                         2,203
                                                                           -------
          Total liabilities, minority interest
             and stockholders' equity                                      $60,708
                                                                           =======
Net interest income                                                                       $  647
                                                                                          ======
Interest rate spread  (4)                                                                                  2.22%
                                                                                                          =====
Net interest margin                                                                                        2.25%
                                                                                                          =====

Return on average assets                                                                                   0.65%
                                                                                                          =====
Return on average common equity                                                                           17.88%
                                                                                                          =====
Return on tangible common equity                                                                          29.72%
                                                                                                          =====
Average equity to average assets                                                                           3.63%
                                                                                                          =====
Dividend payout ratio                                                                                     14.49%
                                                                                                          =====

____________
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities, interest-bearing deposits in other banks, securities purchased under agreements to resell, interest income on California income tax refund and other interest income.

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

                                                                         Six Months Ended June 30, 2002 vs. 2001
                                                                         ---------------------------------------
                                                                                Increase (Decrease) Due to
                                                                         ---------------------------------------
                                                                          Volume           Rate            Net
                                                                          ------           ----            ---
                                                                                            (in millions)
INTEREST INCOME:

     Securities,  interest-bearing deposits in banks and other            $ (13)           $  (3)         $ (16)
     Mortgage-backed securities available for sale                         (147)             (30)          (177)
     Mortgage-backed securities held to maturity                            (15)             (16)           (31)
     Loans held for sale, net                                                22               (4)            18
     Loans receivable, net                                                  (40)            (210)          (250)
     FHLB stock                                                              (2)              (2)            (4)
                                                                          -----            -----          -----
          Total                                                            (195)            (265)          (460)
                                                                          -----            -----          -----
INTEREST EXPENSE:

     Deposits                                                                30             (234)          (204)
     Securities sold under agreements to repurchase                         (46)             (33)           (79)
     Borrowings                                                            (161)            (109)          (270)
     Other                                                                    1                1              2
                                                                          -----            -----          -----
          Total                                                            (176)            (375)          (551)
                                                                          -----            -----          -----
                  Change in net interest income                           $ (19)           $ 110          $  91
                                                                          =====            =====          =====

       INTEREST INCOME. Total interest income was $1.6 billion for the six months ended June 30, 2002, a decrease of $460.1 million from the six months ended June 30, 2001. Total interest-earning assets for the six months ended June 30, 2002 averaged $49.7 billion, compared to $57.1 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off, as well as decreased securities volume. These decreases were partially offset by an increase in loans held for sale due to heightened borrower refinancing activity in the declining interest rate environment. The yield on total interest-earning assets during the six months ended June 30, 2002 decreased to 6.55% from 7.31% for the six months ended June 30, 2001, primarily due to the repricing of loans and mortgage-backed securities available for sale at lower rates. At June 30, 2002, 11% of the Company's portfolio loans were tied to COFI indices, 12% to Treasury-based indices and 49% were "hybrid" ARMs - fixed for three to ten years and then adjusting annually. Twenty-three percent of the portfolio was fixed. The remaining 5% of the portfolio was in other adjustable-rate products.

       Golden State earned $1.3 billion of interest income on loans receivable for the six months ended June 30, 2002, a decrease of $250.0 million from the six months ended June 30, 2001. The average balance of loans receivable was $39.0 billion for six months ended June 30, 2002, compared to $41.1 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.63% for the six months ended June 30, 2002 from 7.51% for the six months ended June 30, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the six months ended June 30, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the six months ended June 30, 2002 was to increase interest income by $20.7 million. (See "--Allowance for Loan Losses.")

       Loan production is detailed in the table below (in thousands):

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        2002            2001
                                                        ----            ----

Loans funded:
  Residential real estate loans:
     Adjustable-rate                               $ 3,455,177      $ 3,854,221
     Fixed-rate                                     10,369,569        7,459,609
                                                   -----------      -----------
       Total  residential  real  estate loans       13,824,746       11,313,830

  Commercial real estate loans                         903,169          886,836
  Commercial loans                                     648,287          523,254
  Consumer nonmortgage loans                           526,246          393,648
  Auto loans (a)                                       619,694          635,466
                                                   -----------      -----------
       Total loans funded                          $16,522,142      $13,753,034
                                                   ===========      ===========

  Residential real estate loans purchased          $ 2,207,946      $ 1,723,576
                                                   ===========      ===========
___________
(a) Approximately 50% and 41% of this volume was in prime product; 50% and 59% in sub-prime product for the six months ended June 30, 2002 and 2001, respectively.

       Golden State earned $70.7 million of interest income on loans held for sale for the six months ended June 30, 2002, an increase of $18.0 million from the six months ended June 30, 2001. The average balance of loans held for sale was $2.2 billion for the six months ended June 30, 2002, an increase of $0.7 billion from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $10.2 billion during the six months ended June 30, 2002, an increase of 46.5% over the $6.9 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.35% for the six months ended June 30, 2002 from 6.92% for the six months ended June 30, 2001, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available for sale was $168.5 million for the six months ended June 30, 2002, a decrease of $176.5 million from the six months ended June 30, 2001. The average portfolio balance decreased $4.8 billion, to $5.6 billion for the six months ended June 30, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.64% for the six months ended June 30, 2001 to 6.02% for the six months ended June 30, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held to maturity was $39.7 million for the six months ended June 30, 2002, a decrease of $31.3 million from the six months ended June 30, 2001. The average portfolio balance decreased $0.4 billion, to $1.3 billion for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the six months ended June 30, 2002 and 2001 were 6.28% and 8.43%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

       Interest income on securities, interest-bearing deposits in banks and other was $15.8 million for the six months ended June 30, 2002, a decrease of $15.8 million from the six months ended June 30, 2001. The average portfolio balance was $0.4 billion and $1.1 billion for the six months ended June 30, 2002 and 2001, respectively. The weighted average yield was 8.99% for the six months ended June 30, 2002 compared to 6.01% for the six months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and maturities of securities. The increase in the weighted average yield reflects $11.2 million of interest income related to a California income tax refund for which there is no corresponding earning asset; if this amount is excluded, the weighted average yield for the six months ended June 30, 2002 would be 2.61%. The weighted average yield also reflects a shift in the mix of securities, with lower average balances of higher rate securities held to maturity during the first six months of 2002.

       Dividends on FHLB stock were $40.8 million for the six months ended June 30, 2002, a decrease of $4.6 million from the six months ended June 30, 2001. The average balance outstanding was $1.3 billion and $1.4 billion for the six months ended June 30, 2002 and 2001, respectively. The weighted average dividend on FHLB stock declined to 6.24% for the six months ended June 30, 2002 from 6.58% for the six months ended June 30, 2001.

       INTEREST EXPENSE. Total interest expense was $888.5 million for the six months ended June 30, 2002, a decrease of $551.3 million from the six months ended June 30, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase, partially offset by additional deposits.

       Interest expense on deposits, including Brokered Deposits, was $260.9 million for the six months ended June 30, 2002, a decrease of $203.6 million from the six months ended June 30, 2001. The average balance of deposits outstanding increased from $24.0 billion for the six months ended June 30, 2001 to $24.7 billion for the six months ended June 30, 2002. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, retail customer checking accounts, custodial accounts and savings account balances, partially offset by a decline in CDs. The overall weighted average cost of deposits decreased to 2.13% for the six months ended June 30, 2002 from 3.91% for the six months ended June 30, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, checking, custodial and savings accounts, and a lower average balance of higher rate CDs during the first half of 2002.

       Interest expense on securities sold under agreements to repurchase totalled $42.4 million for the six months ended June 30, 2002, a decrease of $79.0 million from the six months ended June 30, 2001. The average balance of such borrowings for the six months ended June 30, 2002 and 2001 was $2.2 billion and $4.0 billion, respectively. The decrease in the average balance is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets. The weighted average interest rate on these instruments decreased to 3.85% for the six months ended June 30, 2002 from 6.05% for the six months ended June 30, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

       Interest expense on borrowings totalled $583.8 million for the six months ended June 30, 2002, a decrease of $270.1 million from the six months ended June 30, 2001. The average balance outstanding for the six months ended June 30, 2002 and 2001 was $22.5 billion and $28.8 billion, respectively. The weighted average interest rate on these instruments decreased to 5.22% for the six months ended June 30, 2002 from 5.96% for the six months ended June 30, 2001. The decrease in the average volume is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

       NET INTEREST INCOME. Net interest income was $738.0 million for the six months ended June 30, 2002, an increase of $91.3 million from the six months ended June 30, 2001. The interest rate spread increased to 2.94% for the six months ended June 30, 2002 from 2.22% for the six months ended June 30, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 2.96% for the six months ended June 30, 2002, up 71 bps from the 2.25% reported during the first half of 2001. Excluding the $11.2 million interest on the California income tax refund, the interest rate spread and net interest margin for the six months ended June 30, 2002 would be 2.90% and 2.91%, respectively.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income, was $87.1 million for the six months ended June 30, 2002, representing a decrease of $81.3 million from the six months ended June 30, 2001.

       Loan servicing fees for the Company, were $(106.6) million for the six months ended June 30, 2002, compared to $(6.9) million the six months ended June 30, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                             2002             2001
                                                             ----             ----
Components of loan servicing fees, net:
   Loan servicing fees                                    $ 249,676        $ 224,292
   Amortization of MSRs                                    (212,596)        (147,013)
   Pass-through Interest Expense                            (20,498)         (16,142)
   Net gain on MSRs/MSR derivatives (SFAS No. 133)            3,939            8,957
   MSR valuation provision                                 (127,107)         (77,000)
                                                          ---------        ---------
         Total loan servicing fees, net                   $(106,586)       $  (6,906)
                                                          =========        =========

Portfolio run off rate (residential portfolio only)            30.0%            25.6%
MSR value run off rate (residential portfolio only)            21.8             21.2
MSR amortization rate (residential portfolio only)             22.9             20.3


       As the table reflects, gross loan servicing fees increased $25.4 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $83.3 billion at June 30, 2001 to $90.7 billion at June 30, 2002. The portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year, influences MSR amortization, which increased $65.6 million in the six months ended June 30, 2002 over the same period in 2001. MSR amortization was also affected by a higher average MSR balance for the six months ended June 30, 2002 compared to the same period in 2001. Pass-through Interest Expense increased $4.4 million or 27.0% year over year, also influenced by higher runoff rates. Total loan servicing fees, net for the six months ended June 30, 2002 and 2001 includes net pre-tax gains of $3.9 million and $9.0 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded pre-tax valuation provisions on the MSRs of $127.1 million and $77.0 million during the six months ended June 30, 2002 and 2001, respectively. See "--Impact of SFAS No. 133" and "--Mortgage Banking Risk Management" for further discussion.

       Customer banking fees were $119.0 million for the six months ended June 30, 2002 compared to $105.8 million for the six months ended June 30, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                        2002       2001
                                                                        ----       ----
Components of customer banking fees and service charges:
   Customer and electronic banking fees                              $ 77,602    $ 68,501
   Other customer fees                                                  1,517       1,298
   Investment sales income                                             35,199      30,730
   Insurance commissions                                                4,702       5,291
                                                                     --------    --------
           Total customer banking fees and service charges           $119,020    $105,820
                                                                     ========    ========

       The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. 2002 also includes a $1.6 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. The offset is included in the "other expense" line of the income statement. Transaction accounts (including custodial accounts) as a percentage of retail deposits increased to 58.3% at June 30, 2002, from 53.2% at June 30, 2001.

       Gain on sale, settlement and transfer of loans, net totalled $55.5 million for the six months ended June 30, 2002, an increase of $33.6 million from the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company sold $11.9 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $43.7 million compared to $5.6 billion of such sales for the corresponding period in 2001 at gains of $14.1 million. The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations due to the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 and 2001 include unrealized gains of $7.3 million and $3.6 million, respectively, on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

       Gain on sale of assets, net totalled $8.4 million for the six months ended June 30, 2002, compared to a net gain of $12.1 million for the six months ended June 30, 2001. The gain during the first half of 2002 includes a $14.2 million gain on the sale of a real estate partnership interest, a $3.4 million gain on the sale of the Santa Barbara branch and a $2.0 million gain on the sale of $62.3 million in mortgage-backed securities, partially offset by an $11.3 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities pursuant to EITF No. 99-20. The gain during 2001 is primarily attributed to a $9.3 million gain on the sale of the Company's Concord EFS stock and a gain of $6.6 million on the sale of $298 million in mortgage-backed securities, partially offset by a write-down in the Company's equity securities portfolio.

       Other noninterest income for the six months ended June 30, 2001 included a gain of $20.7 million on the non-monetary exchange of Star Systems common stock for 634,520 shares of Concord EFS common stock as a result of Concord's acquisition of Star Systems in February 2001.

       NONINTEREST EXPENSE. Total noninterest expense was $466.1 million for the six months ended June 30, 2002, a decrease of $16.1 million compared to the six months ended June 30, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the six months ended June 30, 2002 was $463.8 million, an increase of $11.4 million over the same period in the prior year. Noninterest expense for the six months ended June 30, 2002 included decreases of $27.5 million in amortization of intangible assets and $3.0 million in other noninterest expense. These decreases were partially offset by increases of $11.5 million in compensation expense, $2.3 million in occupancy and equipment expense and $1.5 million in professional fees.

       Compensation and employee benefits expense was $243.7 million for the six months ended June 30, 2002, an increase of $11.5 million from the six months ended June 30, 2001. The increase is primarily attributed to an increase in staff (from 8,030 FTE at June 30, 2001 to 8,200 at June 30, 2002) and temporary personnel, primarily in volume-related operating groups, as well as normal salary adjustments.

       Professional fees were $16.5 million for the six months ended June 30, 2002, an increase of $1.5 million from the six months ended June 30, 2001, primarily due to an overall increase in legal fees related to various legal cases.

       Amortization of intangible assets was $2.3 million for the six months ended June 30, 2002, a decrease of $27.5 million from the six months ended June 30, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

       Other noninterest expense was $111.1 million for the six months ended June 30, 2002 compared to $114.1 million in the same period of 2001. The decrease in expenses relates to decreases in a number of operating expense categories, including retail back office operations, marketing, judgments and settlements, employee travel expense and telephone.

       PROVISION FOR INCOME TAX. During the six months ended June 30, 2002, Golden State recorded gross income tax expense of $146.8 million, which was offset by a tax benefit of $37.1 million, for net income tax expense of $109.7 million. Based on the current status of Mafco Holdings' audits for the years 1991 through 1995 and anticipated reversal of deferred tax assets with established valuation allowance, management changed its judgment about the realizability of the Company's deferred tax assets and reduced its valuation allowance by $44 million. As a result of reducing the valuation allowance, income tax expense was reduced by $31.4 million and goodwill was reduced by $12.6 million. Because these tax benefits accrue to the previous owners of FN Holdings under the Golden State Merger agreement, minority interest: provision in lieu of income tax expense was increased by $31.4 million, an amount equal to the reduction in income tax expense. These adjustments had no impact on net income available to common shareholders.

       In addition, an accrued liability had been established in prior years for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of recent documentation received pertaining to the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the six months ended June 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Company also recorded additional Federal tax expense of $3.1 million due to the reduction of the state tax expense.

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

       In addition, during the six months ended June 30, 2001, a provision in lieu of income taxes was recorded for $3.2 million due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank. These net operating losses are tax benefits retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

       Golden State's effective gross federal tax rate was 36% during the six months ended June 30, 2002 and 42% during the six months ended June 30, 2001, while its federal statutory tax rate was 35% during both periods. In 2002, the difference between the effective and statutory rates was the result of additional federal tax liability recorded in conjunction with the reduction of the accrued state tax liability. In 2001, the difference between the effective and statutory rates was primarily the result of non-deductible goodwill amortization and additional federal tax liability recorded in conjunction with a reduction in the accrued state tax liability. Golden State's effective state tax rate was 3% and (6)% during the six months ended June 30, 2002 and 2001, respectively. The low effective state tax rate during 2002 and 2001 was the result of the previously discussed reduction in the accrued state tax liability.

       MINORITY INTEREST. During each of the six months ended June 30, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $13.5 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the second quarter of 2002, the Company recorded $31.4 million due to the reversal of the deferred tax asset valuation allowance payable to the former owners. See "Provision for Income Taxes."

       Minority interest expense for the six months ended June 30, 2001 includes a $3.2 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to NOLs made available as a result of a subsidiary's liquidation into California Federal Bank. See "Provision for Income Taxes."

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the six months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 14 of the Company's Notes to Unaudited Consolidated Financial Statements.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements. The table summarizes the activity during the six months ended June 30, 2002 and 2001 below (debit/(credit); in thousands):

                                               Assets                        Liabilities and Equity              Pre-tax Earnings
                               -------------------------------------   ----------------------------------    -----------------------
                                Loans                                                  Taxes-                  Loan      (Gain)/Loss
                                 Held      Residential   Derivative    Derivative      Other                 Servicing    on Sale of
                               For Sale       MSRs         Assets      Liabilities  Liabilities     OCI      Fees, Net      Loans
                               --------       ----         ------      -----------  -----------     ---      ---------      -----
Fair value adjustments:
   MSRs and MSR hedges          $    --    $(187,626)   $   180,458     $  11,107     $    --    $    --     $(3,939)      $    --
   Warehouse loans and
      pipeline hedges            43,381           --        (28,685)       (7,437)         --         --          --        (7,259)
   Cash flow (balance sheet)
      hedges - swaps                 --           --             --       (28,500)     11,642     16,858          --            --
                                -------    ---------    -----------     ---------     -------    -------     -------       -------
Fair Value Adjustments - Six
   Months Ended June 30, 2002    43,381     (187,626)       151,773       (24,830)     11,642     16,858      (3,939)       (7,259)

Other Activity - Six Months
   Ended June 30, 2002:
   MSR hedge additions               --           --        833,385            --          --         --          --            --
   MSR hedge sales and
      maturities                     --           --     (1,078,131)       32,393          --         --          --            --
   MSR hedge receipts
      and payments                   --           --        (32,053)      (19,014)         --         --          --            --
                                -------    ---------    -----------     ---------     -------    -------     -------       -------
Total Other Activity -  Six
   Months Ended June 30, 2002        --           --       (276,799)       13,379          --         --          --            --
                                -------    ---------    -----------     ---------     -------    -------     -------       -------
Total Impact from
   SFAS No. 133 - Six Months
   Ended June 30, 2002          $43,381    $(187,626)   $  (125,026)    $ (11,451)    $11,642    $16,858     $(3,939)      $(7,259)
                                =======    =========    ===========     =========     =======    =======     =======       =======
Total Impact from
   SFAS No. 133 - Six Months
   Ended June 30,  2001         $(5,204)   $ (81,330)   $   193,430     $(126,624)    $42,409    $61,407     $(8,957)      $(3,551)
                                =======    =========    ===========     =========     =======    =======     =======       =======

       The impact of SFAS No. 133 added $0.05 to diluted EPS during each of the six months ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

       The following table shows the Company's consolidated average balance sheets, with the related interest income, interest expense and the average interest rates for the periods presented. Average balances are calculated on a daily basis.

                                                                               Three Months Ended June 30, 2002
                                                                            -------------------------------------
                                                                            Average                       Average
                                                                            Balance      Interest          Rate
                                                                            -------      --------          ----
                                                                                     (dollars in millions)
ASSETS

Interest-earning assets (1):
       Securities, interest-bearing deposits in banks and other (2)        $   439         $ 14            12.65%
       Mortgage-backed securities available for sale                         5,093           76             5.96
       Mortgage-backed securities held to maturity                           1,204           18             6.08
       Loans held for sale, net                                              1,758           29             6.57
       Loans receivable, net:
          Residential                                                       28,453          435             6.11
          Commercial real estate                                             6,634          116             7.00
          Consumer                                                           1,011           15             6.06
          Automobile                                                         2,032           65            12.74
          Commercial banking                                                   765           11             5.75
                                                                           -------         ----
       Total loans receivable, net                                          38,895          642             6.60
       FHLB stock                                                            1,247           20             6.42
                                                                           -------         ----
         Total interest-earning assets                                      48,636          799             6.57%
                                                                                           ----
Noninterest-earning assets                                                   4,012
                                                                           -------
         Total assets                                                      $52,648
                                                                           =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
       Deposits                                                            $24,609          126             2.05%
       Securities sold under agreements to repurchase (3)                    2,143           21             3.89
       Borrowings (3)                                                       21,341          281             5.27
       Other                                                                   168            1             1.77
                                                                           -------         ----
         Total interest-bearing liabilities                                 48,261          429             3.55%
                                                                                           ----
Noninterest-bearing liabilities                                              1,191
Minority interest                                                              499
Stockholders' equity                                                         2,697
                                                                           -------
         Total liabilities, minority interest
               and stockholders' equity                                    $52,648
                                                                           =======
Net interest income                                                                        $370
                                                                                           ====
Interest rate spread (4)                                                                                    3.02%
                                                                                                           =====
Net interest margin                                                                                         3.05%
                                                                                                           =====

Return on average assets                                                                                    0.62%
                                                                                                           =====
Return on average common equity                                                                            12.16%
                                                                                                           =====
Return on tangible common equity                                                                           16.07%
                                                                                                           =====
Average equity to average assets                                                                            5.12%
                                                                                                           =====
Dividend payout ratio                                                                                      17.54%
                                                                                                           =====

                                                                              Three Months Ended June 30, 2001
                                                                           -------------------------------------
                                                                           Average                       Average
                                                                           Balance      Interest          Rate
                                                                           -------      --------          ----
                                                                                   (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)                 $   811       $   12           5.85%
     Mortgage-backed securities available for sale                          10,005          164           6.56
     Mortgage-backed securities held to maturity                             1,631           34           8.24
     Loans held for sale, net                                                1,927           33           6.76
     Loans receivable, net:
         Residential                                                        31,939          554           6.94
         Commercial real estate                                              6,225          128           8.22
         Consumer                                                              890           19           8.70
         Automobile                                                          1,762           50          11.36
         Commercial banking                                                    590           12           8.24
                                                                           -------       ------
     Total loans receivable, net                                            41,406          763           7.38
     FHLB stock                                                              1,402           22           6.39
                                                                           -------       ------
         Total interest-earning assets                                      57,182        1,028           7.19%
                                                                                         ------
Noninterest-earning assets                                                   3,724
                                                                           -------
         Total assets                                                      $60,906
                                                                           =======

LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                              $24,296          224           3.69%
     Securities sold under agreements to repurchase (3)                      3,819           53           5.55
     Borrowings (3)                                                         28,755          415           5.75
     Other                                                                       3           --            --
                                                                           --------      ------
         Total interest-bearing liabilities                                 56,873          692           4.86%
                                                                                         ------
 Noninterest-bearing liabilities                                             1,282
 Minority interest                                                             499
 Stockholders' equity                                                        2,252
                                                                           -------
         Total liabilities, minority interest
             and stockholders' equity                                      $60,906
                                                                           =======
Net interest income                                                                      $  336
                                                                                         ======
Interest rate spread (4)                                                                                  2.33%
                                                                                                         =====
Net interest margin                                                                                       2.36%
                                                                                                         =====

Return on average assets                                                                                  0.68%
                                                                                                         =====
Return on average common equity                                                                          18.50%
                                                                                                         =====
Return on tangible common equity                                                                         30.09%
                                                                                                         =====
Average equity to average assets                                                                          3.70%
                                                                                                         =====
Dividend payout ratio                                                                                    13.70%
                                                                                                         =====

_______________
(1) Non-performing assets are included in the average balances for the periods indicated.

(2) Includes securities, interest-bearing deposits in other banks, securities purchased under agreements to resell, interest income on California income tax refund and other interest income.

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

                                                                        Three Months Ended June 30, 2002 vs. 2001
                                                                               Increase (Decrease) Due to
                                                                        -----------------------------------------
                                                                          Volume          Rate              Net
                                                                          ------          ----              ---
                                                                                         (in millions)
INTEREST INCOME:

     Securities, interest-bearing deposits in banks and other            $  (4)           $   6            $   2
     Mortgage-backed securities available for sale                         (74)             (14)             (88)
     Mortgage-backed securities held to maturity                            (8)              (7)             (15)
     Loans held for sale, net                                               (3)              (1)              (4)
     Loans receivable, net                                                  24             (146)            (122)
     FHLB stock                                                             (2)              --               (2)
                                                                         -----            -----            -----
               Total                                                       (67)            (162)            (229)
                                                                         -----            -----            -----
INTEREST EXPENSE:

     Deposits                                                                2             (100)             (98)
     Securities sold under agreements to repurchase                        (20)             (13)             (33)
     Borrowings                                                            (89)             (44)            (133)
     Other                                                                  --                1                1
                                                                         -----            -----            -----
               Total                                                      (107)            (156)            (263)
                                                                         -----            -----            -----
                  Change in net interest income                          $  40            $  (6)           $  34
                                                                         =====            =====            =====

       INTEREST INCOME. Total interest income was $798.8 million for the three months ended June 30, 2002, a decrease of $228.7 million from the three months ended June 30, 2001. Total interest-earning assets for the three months ended June 30, 2002 averaged $48.6 billion, compared to $57.2 billion for the corresponding period in 2001. The decrease in interest-earning assets is primarily a result of a decline in mortgage-backed securities, principally due to management's decision to sharply reduce purchases, and net loan run off, as well as decreased securities volume and loans held for sale. The yield on total interest-earning assets during the three months ended June 30, 2002 decreased to 6.57% from 7.19% for the three months ended June 30, 2001, primarily due to the repricing of loans and mortgage-backed securities available for sale at lower rates.

       Golden State earned $641.8 million of interest income on loans receivable for the three months ended June 30, 2002, a decrease of $121.4 million from the three months ended June 30, 2001. The average balance of loans receivable was $38.9 billion for three months ended June 30, 2002, compared to $41.4 billion for the same period in 2001. The weighted average yield on loans receivable decreased to 6.60% for the three months ended June 30, 2002 from 7.38% for the three months ended June 30, 2001. The decrease in the average balance reflects the sharp run off of residential loans during a period of high refinancing activity resulting in a shift in the mix of loans, with a higher percentage of higher rate loans during the second quarter of 2002. The decrease in the weighted average yield reflects the repricing of variable-rate loans, a decrease in the prime rate on commercial banking loans and comparatively lower market interest rates during the three months ended June 30, 2002, partially offset by a higher yield on auto loans purchased after July 1, 2001, which are recorded on a gross-coupon basis, rather than a credit-adjusted yield basis. The impact of this change on net interest income during the three months ended June 30, 2002 was to increase interest income by $11.9 million. (See "--Allowance for Loan Losses.")

       Loan production is detailed in the table below (in thousands):

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       2002             2001
                                                       ----             ----

Loans funded:
   Residential real estate loans:
      Adjustable-rate                               $1,525,246       $2,253,890
      Fixed-rate                                     4,073,907        4,968,232
                                                    ----------       ----------
        Total  residential  real  estate loans       5,599,153        7,222,122

   Commercial real estate loans                        462,597          555,456
   Commercial loans                                    352,402          297,011
   Consumer nonmortgage loans                          289,429          215,374
   Auto loans (a)                                      339,191          310,038
                                                    ----------       ----------
        Total loans funded                          $7,042,772       $8,600,001
                                                    ==========       ==========

   Residential real estate loans purchased          $1,080,339       $  558,081
                                                    ==========       ==========
_______________
(a) Approximately 49% and 36% of this volume was in prime product; 51% and 64% in sub-prime product for the three months ended June 30, 2002 and 2001, respectively.

       Golden State earned $28.9 million of interest income on loans held for sale for the three months ended June 30, 2002, a decrease of $3.7 million from the three months ended June 30, 2001. The average balance of loans held for sale was $1.8 billion for the three months ended June 30, 2002, a decrease of $0.2 billion from the comparable period in 2001, primarily attributed to increased originations of residential fixed-rate loans as a result of heightened borrower refinancing activity in the declining interest rate environment. Fixed-rate production for sale totalled $4.0 billion during the three months ended June 30, 2002, a decline of 14.7% over the $4.7 billion originated during the comparable period in 2001. The weighted average yield on loans held for sale decreased to 6.57% for the three months ended June 30, 2002 from 6.76% for the three months ended June 30, 2001, primarily due to declining market interest rates.

       Interest income on mortgage-backed securities available for sale was $75.9 million for the three months ended June 30, 2002, a decrease of $88.1 million from the three months ended June 30, 2001. The average portfolio balance decreased $4.9 billion, to $5.1 billion for the three months ended June 30, 2002 compared to the same period in 2001. The weighted average yield on these assets decreased from 6.56% for the three months ended June 30, 2001 to 5.96% for the three months ended June 30, 2002. The decrease in the volume is primarily attributed to management's decision to sharply reduce purchases, coupled with high repayments and sales of mortgage-backed securities. The decrease in the weighted average yield primarily reflects the repricing of variable-rate securities at lower rates.

       Interest income on mortgage-backed securities held to maturity was $18.3 million for the three months ended June 30, 2002, a decrease of $15.3 million from the three months ended June 30, 2001. The average portfolio balance decreased $0.4 billion, to $1.2 billion for the three months ended June 30, 2002 compared to the same period in 2001, primarily due to repayments. The weighted average yields for the three months ended June 30, 2002 and 2001 were 6.08% and 8.24%, respectively. The decrease in the weighted average yield is primarily the result of the repricing of variable-rate securities at lower rates.

       Interest income on securities, interest-bearing deposits in banks and other was $13.9 million for the three months ended June 30, 2002, an increase of $2.0 million from the three months ended June 30, 2001. The average portfolio balance was $0.4 billion and $0.8 billion for the three months ended June 30, 2002 and 2001, respectively. The weighted average yield of 12.65% for the three months ended June 30, 2002 compared to 5.85% for the three months ended June 30, 2001. The decrease in the volume is primarily attributed to payments and maturities of securities. The increase in the weighted average yield reflects $11.2 million of interest income related to a California income tax refund for which there is no corresponding earning asset; if this amount is excluded, the weighted average yield for the three months ended June 30, 2002 would be 2.44%. The weighted average yield also reflects a shift in the mix of securities, with lower average balances of higher rate securities held to maturity during the second quarter of 2002.

       Dividends on FHLB stock were $20.0 million for the three months ended June 30, 2002, a decrease of $2.4 million from the three months ended June 30, 2001. The average balance outstanding was $1.2 billion and $1.4 billion for the three months ended June 30, 2002 and 2001, respectively. The weighted average dividend on FHLB stock increased to 6.42% for the three months ended June 30, 2002 from 6.39% for the three months ended June 30, 2001.

       INTEREST EXPENSE. Total interest expense was $428.5 million for the three months ended June 30, 2002, a decrease of $262.6 million from the three months ended June 30, 2001. The decrease is primarily due to declining market interest rates and a reduction in borrowings under FHLB advances and securities sold under agreements to repurchase, partially offset by a slight increase in average deposits.

       Interest expense on deposits, including Brokered Deposits, was $125.7 million for the three months ended June 30, 2002, a decrease of $97.9 million from the three months ended June 30, 2001. The average balance of deposits outstanding increased from $24.3 billion for the three months ended June 30, 2001 to $24.6 billion for the three months ended June 30, 2002. The increase in the average balance is primarily attributed to increases in the average balances of money market accounts, retail customer checking and savings accounts, partially offset by a decline in CDs and custodial accounts. The overall weighted average cost of deposits decreased to 2.05% for the three months ended June 30, 2002 from 3.69% for the three months ended June 30, 2001, primarily due to declining market interest rates and a shift in the mix of deposits, with higher average balances of lower rate money market, checking and savings accounts, and a lower average balance of higher rate CDs during the second quarter of 2002.

       Interest expense on securities sold under agreements to repurchase totalled $21.0 million for the three months ended June 30, 2002, a decrease of $32.4 million from the three months ended June 30, 2001. The average balance of such borrowings for the three months ended June 30, 2002 and 2001 was $2.1 billion and $3.8 billion, respectively. The decrease in the average balance is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets. The weighted average interest rate on these instruments decreased to 3.89% for the three months ended June 30, 2002 from 5.55% for the three months ended June 30, 2001, primarily due to maturities of higher fixed-rate borrowings and the repricing of variable-rate borrowings at lower rates.

       Interest expense on borrowings totalled $281.0 million for the three months ended June 30, 2002, a decrease of $133.0 million from the three months ended June 30, 2001. The average balance outstanding for the three months ended June 30, 2002 and 2001 was $21.3 billion and $28.8 billion, respectively. The weighted average interest rate on these instruments decreased to 5.27% for the three months ended June 30, 2002 from 5.75% for the three months ended June 30, 2001. The decrease in the average volume is primarily the result of maturities, which were not renewed in light of the decline in interest-earning assets, while the decrease in the weighted average rate is primarily due to declining market interest rates.

       NET INTEREST INCOME. Net interest income was $370.3 million for the three months ended June 30, 2002, an increase of $33.9 million from the three months ended June 30, 2001. The interest rate spread increased to 3.02% for the three months ended June 30, 2002 from 2.33% for the three months ended June 30, 2001, primarily as a result of declining market interest rates reducing costs of liabilities at a faster rate than the decline in the yield on assets. Lower-costing liabilities were the result of the replacement of higher-rate borrowings and deposits with lower-rate borrowings and deposits as these instruments came due or were repaid. The net interest margin increased to 3.05% for the three months ended June 30, 2002, up 69 bps from the 2.36% reported during the second quarter of 2001. Excluding the $11.2 million interest on the California income tax refund, the interest rate spread and net interest margin for the three months ended June 30, 2002 would be 2.93% and 2.95%, respectively.

       NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gain on sale, settlement and transfer of loans, net, gain on sale of assets, net and other income, was $(0.9) million for the three months ended June 30, 2002, representing a decrease of $110.5 million from the three months ended June 30, 2001.

       Loan servicing fees for the Company, were $(97.8) million for the three months ended June 30, 2002, compared to $19.7 million the three months ended June 30, 2001. The following table details the components of loan servicing fees, net (in thousands):

                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                  2002               2001
                                                                                  ----               ----
       Components of loan servicing fees, net:
          Loan servicing fees                                                   $124,304          $111,050
          Amortization of MSRs                                                   (98,271)          (88,598)
          Pass-through Interest Expense                                           (8,463)           (9,258)
          Net (loss) gain on MSRs/MSR derivatives (SFAS No. 133)                 (15,341)            6,552
          MSR valuation provision                                               (100,000)               --
                                                                                --------          --------
                Total loan servicing fees, net                                  $(97,771)         $ 19,746
                                                                                ========          ========

       Portfolio run off rate (residential portfolio only)                          26.4%             30.5%
       MSR value run off rate (residential portfolio only)                          19.8              25.5
       MSR amortization rate (residential portfolio only)                           20.7              23.5

       As the table reflects, gross loan servicing fees increased $13.3 million from year-ago levels, which is primarily attributable to the growth of the Company's servicing portfolio and higher ancillary fees. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $88.5 billion at March 31, 2002 to $90.7 billion at June 30, 2002. MSR amortization, which increased $9.7 million in the second quarter of 2002 over the same period in 2001, is affected by a higher average MSR balance for the three months ended June 30, 2002 over the same period in 2001, partially offset by a lower portfolio runoff rate, representing the percentage of the residential portfolio that has been paid off during the year. Pass-through Interest Expense decreased $0.8 million or 9% year over year, also influenced by lower runoff rates. Total loan servicing fees, net for the second quarter of 2002 and 2001 includes net pre-tax (loss) gain of $(15.3) million and $6.6 million, respectively, from the impact of SFAS No. 133 pertaining to the MSR fair value hedges. After recording these (losses) gains in accordance with SFAS No. 133, the Company determined that the fair value of the MSR asset was less than its carrying value and recorded a pre-tax valuation provision on the MSRs of $100.0 million during the three months ended June 30, 2002. See "--Impact of SFAS No. 133" and "--Mortgage Banking Risk Management" for further discussion.

       Customer banking fees were $60.9 million for the three months ended June 30, 2002 compared to $54.6 million for the three months ended June 30, 2001. The following table details the components of customer banking fees and service charges (in thousands):

                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                        2002           2001
                                                                        ----           ----
Components of customer banking fees and service charges:
   Customer and electronic banking fees                               $40,019         $35,392
   Other customer fees                                                    805             678
   Investment sales income                                             17,819          15,968
   Insurance commissions                                                2,229           2,521
                                                                      -------         -------
           Total customer banking fees and service charges            $60,872         $54,559
                                                                      =======         =======

       The increase is primarily attributed to increased emphasis by management on transaction account growth and higher fee income on mutual fund, annuity and other investment and insurance product sales through CFI. Second quarter 2002 also includes a $0.8 million reclassification to reflect gross revenues from customer check printing fees rather than net revenues. The offset is included in the "other expense" line of the income statement.

       Gain on sale, settlement and transfer of loans, net totalled $20.9 million for the three months ended June 30, 2002, an increase of $3.9 million from the three months ended June 30, 2001. During the three months ended June 30, 2002, California Federal sold $5.0 billion in single-family mortgage loans with servicing rights retained as part of its ongoing mortgage banking operations at gains of $22.1 million compared to $4.2 billion of such sales for the corresponding period in 2001 at gains of $10.5 million. The overall increase in the volume of loans sold and the related gain is a result of the significant increase in fixed-rate loan originations due to the overall decline in market interest rates and increased mortgage refinancing. The results in 2002 and 2001 include a $1.6 million unrealized loss and a $3.6 million unrealized gain, respectively, on the derivative rate locks, forward loan sale commitments and closed loan inventory from the application of SFAS No. 133.

       Gain on sale of assets, net totalled $10.3 million for the three months ended June 30, 2002, compared to a net gain of $11.7 million for the three months ended June 30, 2001. The gain during the second quarter of 2002 includes a $14.2 million gain on the sale of a real estate partnership interest and a $3.4 million gain on the sale of the Santa Barbara branch, partially offset by an $8.1 million loss on the mark-to-market of the Company's portfolio of IO strip and "B" tranche mortgage securities pursuant to EITF No. 99-20. The gain during 2001 is primarily attributed to a $9.3 million gain on the sale of the Company's Concord EFS stock and a gain of $6.6 million on the sale of $298 million in mortgage-backed securities, partially offset by a write-down in the Company's equity securities portfolio.

       NONINTEREST EXPENSE. Total noninterest expense was $229.0 million for the three months ended June 30, 2002, a decrease of $17.9 million compared to the three months ended June 30, 2001. Excluding the amortization of goodwill and other intangible assets, noninterest expense for the three months ended June 30, 2002 was $227.8 million, a decrease of $4.1 million over the same period in the prior year. Noninterest expense for the three months ended June 30, 2002 included decreases of $13.8 million in amortization of intangible assets, $6.8 million in other noninterest expense, $1.0 million in professional fees, $1.0 million in loan expense and $0.3 million in occupancy and equipment expense. These decreases were partially offset by increases of $4.4 million in compensation and employee benefits expense and $0.6 million in foreclosed real estate operations, net.

       Compensation and employee benefits expense was $118.3 million for the three months ended June 30, 2002, an increase of $4.4 million from the three months ended June 30, 2001. The increase is primarily attributed to an increase in staff (from 8,030 FTE at June 30, 2001 to 8,200 at June 30, 2002) and temporary personnel, primarily in volume-related operating groups, and normal salary adjustments.

       Professional fees were $9.0 million for the three months ended June 30, 2002, a decrease of $1.0 million from the three months ended June 30, 2001, primarily due to an overall decrease in legal fees related to various legal cases.

       Amortization of intangible assets was $1.2 million for the three months ended June 30, 2002, a decrease of $13.8 million from the three months ended June 30, 2001, due to the adoption of SFAS No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

       Other noninterest expense was $54.1 million for the three months ended June 30, 2002 compared to $60.9 million for the same period in 2001. The decrease in expenses relates to decreases in a number of operating expense categories, including retail back office operations, judgments and settlements, employee travel expense, telephone and marketing.

       PROVISION FOR INCOME TAX. During the three months ended June 30, 2002, Golden State recorded net income tax expense of $20.3 million, which included a tax benefit of $37.1 million, compared to $83.4 million, which included a tax benefit of $3.2 million, for the three months ended June 30, 2001. In prior years, an accrued liability was established for the purpose of satisfying assessments that may result from issues arising during audits with various state taxing authorities. As a result of recent documentation received pertaining to the California audit of Glendale Federal Bank for the years 1991 through 1997, management reduced its accrued state tax liability by $8.7 million during the three months ended June 30, 2002. Goodwill was reduced by $0.6 million in connection with this transaction. The Bank also recorded additional Federal tax expense of $3.0 million due to the reduction of the state tax expense.

       A provision in lieu of income taxes was recorded for $31.4 million due to the reduction in the valuation allowance in the three months ended June 30, 2002, and $3.2 million was recorded due to the utilization of net operating losses of a subsidiary made available as a result of the subsidiary's liquidation into California Federal Bank during the three months ended June 30, 2001. These tax benefits are retained by the previous owners of FN Holdings pursuant to the Golden State Merger Agreement.

       Golden State's effective federal tax rate was 37% during the three months ended June 30, 2002 and 2001, while its federal statutory tax rate was 35% during both periods. In 2002, the difference between the effective and statutory rates was the result of additional federal tax liability recorded in conjunction with the reduction of the accrued state tax liability. In 2001, the difference between the effective and statutory rates was primarily the result of nondeductible goodwill amortization. Golden State's effective state tax rate was 0% and 6% during the three months ended June 30, 2002 and 2001, respectively. The effective state tax rate declined during 2002 as a result of a reduction in the accrued state tax liability.

       MINORITY INTEREST. During each of the three months ended June 30, 2002 and 2001, dividends on the REIT Preferred Stock were recorded totalling $6.7 million, net of income tax benefit, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes.

       During the second quarter of 2002, the Company recorded $31.4 million due to the reversal of the deferred tax asset valuation allowance payable to the former owners. See "Provision for Income Taxes."

       Minority interest expense for the three months ended June 30, 2001 includes a $3.2 million provision in lieu of income taxes, representing pre-merger tax benefits retained by the previous owners of FN Holdings related to NOLs made available as a result of a subsidiary's liquidation into California Federal Bank. See "Provision for Income Taxes."

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the three months ended June 30, 2001 includes a write-down of $1.6 million, net of income taxes of $1.1 million, on certain securities as a result of the Company's implementation of EITF No. 99-20 on April 1, 2001. See note 14 of the Company's Notes to Unaudited Consolidated Financial Statements.

       IMPACT OF SFAS NO. 133. On January 1, 2001, the Company  adopted SFAS No.
133. The pronouncement impacted several other areas of the financial statements for the three months ended June 30, 2002 and 2001, as summarized below (debit/(credit); in thousands):

                                               Assets                        Liabilities and Equity             Pre-tax Earnings
                               -------------------------------------   ---------------------------------    -----------------------
                                Loans                                                  Taxes-                  Loan      (Gain)/Loss
                                 Held      Residential   Derivative    Derivative      Other                 Servicing    on Sale of
                               For Sale       MSRs         Assets      Liabilities  Liabilities    OCI       Fees, Net      Loans
                               --------       ----         ------      -----------  -----------    ---       ---------      -----
Fair value adjustments:
   MSRs and MSR hedges          $     --    $(239,403)   $ 209,777      $  14,285    $     --    $     --     $15,341     $    --
   Warehouse loans and
      pipeline hedges             24,671           --      (13,407)       (12,876)         --          --          --       1,612
   Cash flow (balance sheet)
      hedges - swaps                  --           --           --        (89,349)     36,500      52,849          --          --
                                --------    ---------    ---------      ---------    --------    --------     -------     -------
Fair Value Adjustments - Three
   Months Ended June 30, 2002     24,671     (239,403)     196,370        (87,940)     36,500      52,849      15,341       1,612

Other Activity - Three
   Months Ended June 30, 2002:
   MSR hedge additions                --           --      416,498             --          --          --          --          --
   MSR hedge sales and
      maturities                      --           --     (569,501)        (1,229)         --          --          --          --
   MSR hedge receipts
      and payments                    --           --      (13,670)       (17,455)         --          --          --          --
                                --------    ---------    ---------      ---------    --------    --------     -------     -------
Total Other Activity -  Three
   Months Ended June 30, 2002         --           --     (166,673)       (18,684)         --          --          --          --
                                --------    ---------    ---------      ---------    --------    --------     -------     -------
Total Impact from
   SFAS No. 133 - Three
   Months Ended June 30, 2002   $ 24,671    $(239,403)   $  29,697      $(106,624)   $ 36,500    $ 52,849     $15,341     $ 1,612
                                ========    =========    =========      =========    ========    ========     =======     =======

Total Impact from
   SFAS No. 133 - Three
   Months Ended June 30,  2001  $(10,443)   $ 114,750    $ (11,233)     $  25,109    $(14,114)   $(20,437)    $(6,552)    $(3,640)
                                ========    =========    =========      =========    ========    ========     =======     =======

       During the three months ended June 30, 2002, the impact of SFAS No. 133 reduced diluted EPS by $0.07 and increased diluted EPS by $0.04 in the same period in 2001.

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

       At June 30, 2002, loans that were considered to be impaired totalled $52.6 million (of which $19.1 million were on nonaccrual status). The average recorded investment in impaired loans during the three and six-month periods ended June 30, 2002 was approximately $53.8 million and $54.4 million. For the three and six-month periods ended June 30, 2002, Golden State recognized interest income on those impaired loans of $0.9 million and $1.9 million, respectively, which included $0.1 million and $0.2 million, respectively, of interest income recognized using the cash basis method of income recognition.

       The following table presents the Company's non-performing loans and impaired loans, foreclosed real estate and repossessed assets as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification. Purchased auto loans are reflected in the table below using each individual loan's contractual UPB.

                                                 June 30, 2002
                                       --------------------------------
                                       Non-performing          Impaired
                                       --------------          --------
                                                  (in millions)

Real Estate:
    1-4 unit residential                    $ 60                 $ 1
    Multi-family residential                  --                   4
    Commercial and other                       5                  29
                                            ----                 ---
       Total real estate                      65                  34
Non-real estate                               22                  19
                                            ----                 ---
       Total loans                            87   (a)           $53   (b)
                                                                 ===
Foreclosed real estate, net                   14
Repossessed assets                             4
                                            ----
       Total non-performing assets          $105
                                            ====

                                               December 31, 2001
                                       --------------------------------
                                       Non-performing          Impaired
                                       --------------          --------
                                                  (in millions)

Real Estate:
    1-4 unit residential                    $ 75                 $ 1
    Multi-family residential                  --                   9
    Commercial and other                       4                  32
                                            ----                 ---
       Total real estate                      79                  42
Non-real estate                               22                  17
                                            ----                 ---
       Total loans                           101   (a)           $59    (b)
                                                                 ===
Foreclosed real estate, net                   19
Repossessed assets                             4
                                            ----
       Total non-performing assets          $124
                                            ====
______________
(a) There were no loans securitized with recourse on non-performing status at June 30, 2002 or December 31, 2001.

(b) Includes $19.1 million and $14.1 million of non-performing loans at June 30, 2002 and December 31, 2001, respectively.

       There were no accruing loans contractually past due 90 days or more at June 30, 2002 or December 31, 2001.

       The Company's and the Bank's non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, net, decreased to $105 million at June 30, 2002, from $124 million at December 31, 2001. Non-performing assets as a percentage of the Bank's total assets was 0.20% at June 30, 2002 and 0.22% at December 31, 2001.

       The following table presents non-performing real estate assets by geographic region of the country as of June 30, 2002:

                                                                 Total
                      Non-performing       Foreclosed        Non-performing
                       Real Estate         Real Estate,        Real Estate        Geographic
                      Loans, Net (2)         Net (2)             Assets          Concentration
                      --------------       -----------       --------------      -------------
                                                (dollars in millions)
Region:
  Northeast (1)           $ 7                  $ 1                 $ 8                10.13%
  California               36                    8                  44                55.69
  Other regions            22                    5                  27                34.18
                          ---                  ---                 ---               ------
          Total           $65                  $14                 $79               100.00%
                          ===                  ===                 ===               ======

___________
(1) Consists of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

(2)    Net of purchase accounting adjustments.

       At June 30, 2002, the Company had one non-performing asset over $2 million in size with a balance of $2.3 million and 3,540 non-performing assets below $2 million in size, including 755 non-performing 1-4 unit residential assets.

ALLOWANCE FOR LOAN LOSSES

       The Company's allowance absorbs losses inherent in the loan portfolio. Management periodically evaluates the adequacy of the allowance. Provisions for loan losses (charged to current earnings) and balances acquired through acquisitions increase the allowance, while charge-offs (net of recoveries) decrease it. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company recorded no provision for loan losses during the six months ended June 30, 2002 and 2001, respectively. Management believes that its present allowance for loan losses is adequate and it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions and loss experience may require further provisions in the future. See "--Problem and Potential Problem Assets" for a discussion of the methodology used in determining the adequacy of the allowance for loan losses.

       Activity in the allowance for loan losses is as follows (in thousands):

                                                   Six Months Ended June 30,            Three Months Ended June 30,
                                                   -------------------------            ---------------------------
                                                    2002               2001               2002              2001
                                                    ----               ----               ----              ----
Balance - beginning of period                     $497,298           $526,308           $482,884          $521,687
     Provision for loan losses                          --                 --                 --                --
     Net charge-offs:
        1-4 unit residential                        (1,071)            (1,982)              (363)           (1,400)
        Multi-family residential and
           commercial real estate                      273                (58)                (7)              (38)
        Auto loans                                 (21,467)            (5,088)            (9,402)           (2,948)
        Consumer and other                          (5,962)            (3,201)            (4,041)           (1,322)
                                                  --------           --------           --------          --------
           Subtotal - net charge-offs              (28,227)           (10,329)           (13,813)           (5,708)
        Reclassification                               (24)                --                (24)               --
                                                  --------           --------           --------          --------
Balance - end of period                           $469,047           $515,979           $469,047          $515,979
                                                  ========           ========           ========          ========

       The current period reclassification relates to loans transferred to the held-for-sale portfolio. Net charge-offs for the six months ended June 30, 2002 totalled $28.2 million, up $17.9 million from the six months ended June 30, 2001. This level of charge-offs represents 7 bps on average loans in the six months ended June 30, 2002, compared to 3 bps of net charge-offs in the six months ended June 30, 2001. The increase was related to the Company's auto loan portfolio, but does not represent a significant increase in portfolio delinquency rates. Total delinquency rates on the portfolio were 4.88% at June 30, 2001 compared to 5.12% at June 30, 2002. The higher charge-offs resulted primarily from two other issues.

       First, the Company experienced higher losses due to lower proceeds on sales of its repossessed autos, which resulted in lower recoveries. The zero percent auto financing offers that were prevalent in late 2001 and early 2002 attracted buyers to new cars, which depressed the values of used cars. Management believes this to be a unique occurrence and, based on recovery rates experienced by the Company to date in 2002, the trend appears to be reversing.

       In addition, interest income on all auto loans originated after July 1, 2001 is recorded at the gross coupon vs. an effective (or credit adjusted) yield. Credit losses on these loans are no longer being amortized through the net interest margin but are charged to the loan loss allowance, resulting in higher net charge-offs. During the six months ended June 30, 2002, net charge-offs were $10.9 million higher as a result of this treatment. See "--Interest Income."

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

       The unallocated allowance is established for inherent losses which may not have been identified through the formula and specific portions of the allowance. The unallocated portion is necessarily more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact the potential for credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in underwriting processes, and trends in problem loan and loss recovery rates. Geographic concentration is a particularly key component as there is evidence of deterioration in some real estate markets, especially in northern California. Statistics regarding California concentration of the Company's entire real estate-secured portfolio at June 30, 2002 are summarized below:

                                    % of Total Portfolio Concentration in
                                 --------------------------------------------
                                 California     Northern CA      Southern CA
                                 ----------     -----------      ------------

Residential                         77%             38%              39%
Commercial Real Estate              88              27               61
Consumer (primarily Home Equity)    90              41               49

       Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

       At June 30, 2002, the allowance for loan losses was $469 million, consisting of a $369 million formula allowance, a $17 million specific allowance and an $83 million unallocated allowance. Although the loan loss allowance has been allocated by type of loan for internal valuation purposes, $452 million of the allowance is general in nature and is available to support any losses which may occur, regardless of type, in the Company's loan portfolio.

        A summary of the activity in the total allowance for loan losses by loan type is as follows:

                                                   Multi-family
                                                   Residential
                                  1 - 4 Unit      and Commercial                     Consumer
                                  Residential      Real Estate         Auto          and Other          Total
                                  -----------      -----------         ----          ---------          -----
                                                                   (in millions)
Balance - December 31, 2001          $224              $159             $ 10            $104             $497
     Provision for loan losses         --               (13)              13              --               --
     Charge-offs                       --                --              (12)             (3)             (15)
     Recoveries                        --                --               --               1                1
     Reclassification                  (4)               --               --               4               --
                                     ----              ----             ----            ----             ----
Balance - March 31, 2002              220               146               11             106              483
     Provision for loan losses         --               (17)              17              --               --
     Charge-offs                       (1)               --              (10)             (5)             (16)
     Recoveries                        --                --                1               1                2
                                     ----              ----             ----            ----             ----
Balance - June 30, 2002              $219              $129             $ 19            $102             $469
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

ASSET AND LIABILITY MANAGEMENT

       Golden State, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Company measures the interest rate sensitivity of its balance sheet through gap and duration analysis, as well as net interest income and market value simulation. After taking into consideration both the variability of rates and the maturities of various instruments, it evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. In order to reduce interest rate risk by increasing the percentage of interest-rate-sensitive assets, the Company continues to emphasize the origination of ARM products for its portfolio. Where possible, the Company seeks to originate real estate and other loans that on the whole adjust in accordance with the repricing of its liabilities. At June 30, 2002, 77% of the Company's net loan portfolio consisted of ARMs.

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

       The following table sets forth the projected contractual maturities adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities). Prepayment rates are assumed on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations, such as caps on the amount that interest rates and payments on its loans may adjust. Accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The
Company's estimated interest rate sensitivity gap at June 30, 2002 was as follows:

                                                                      Maturity/Rate Sensitivity
                                                    -------------------------------------------------------------
                                                    Within         1 - 5        Over 5       Noninterest
                                                    1 Year         Years         Years         Bearing      Total
                                                    ------         -----         -----         -------      -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in other banks
     and short-term investment
     securities (1) (2)                            $    83       $    --        $   --         $   --      $    83
Securities held to maturity (1)                         29            --            --             --           29
Securities available for sale (3)                      118            --            --             --          118
Mortgage-backed securities
     available for sale (3)                          4,888            --            --             --        4,888
Mortgage-backed securities
     held to maturity (1) (4)                        1,148            18             5             --        1,171
Loans held for sale, net (3)                         1,324            --            --             --        1,324
Loans receivable, net (1) (5)                       20,237        15,953         2,818             --       39,008
Investment in FHLB                                   1,196            --            --             --        1,196
                                                   -------       -------        ------         ------      -------
     Total interest-earning assets                  29,023        15,971         2,823             --       47,817
Noninterest-earning assets                              --            --            --          4,044        4,044
                                                   -------       -------        ------         ------      -------
                                                   $29,023       $15,971        $2,823         $4,044      $51,861
                                                   =======       =======        ======         ======      =======
INTEREST-BEARING LIABILITIES:
Deposits (6)                                       $22,197       $ 2,103        $   --         $   --      $24,300
Securities sold under agreements to
     repurchase (1)                                  1,987            73            --             --        2,060
FHLB advances (1)                                   11,877         6,793            --             --       18,670
Other borrowings (1)                                   298         1,741            --             --        2,039
                                                   -------       -------        ------         ------      -------
Total interest-bearing liabilities                  36,359        10,710            --             --       47,069
Noninterest-bearing liabilities                         --            --            --          1,528        1,528
Minority interest                                       --            --            --            500          500
Stockholders' equity                                    --            --            --          2,764        2,764
                                                   -------       -------        ------         ------      -------
                                                   $36,359       $10,710        $   --         $4,792      $51,861
                                                   =======       =======        ======         ======      =======

Gap before interest rate swap agreements           $(7,336)      $ 5,261        $2,823                     $   748
Interest rate swap agreements                        3,660        (3,590)          (70)                         --
                                                   -------       -------        ------                     -------
Gap                                                 (3,676)        1,671         2,753                     $   748
                                                   -------       -------        ------                     =======

Cumulative gap                                     $(3,676)      $(2,005)       $  748
                                                   =======       =======        ======

Gap as a percentage of total assets                  (7.09)%        3.22%         5.31%                       1.44%
                                                   =======       =======        ======                     =======

Cumulative gap as a percentage of total assets       (7.09)%       (3.87)%        1.44%                       1.44%
                                                   =======       =======        ======                     =======

                                                                                                        (Continued)

___________
(1)    Based upon:

       (a)    contractual maturity,
       (b)    instrument repricing date, if applicable, and
       (c)    projected repayments and prepayments of principal, if applicable.

       Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 2002. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from prepayment estimates.

(2) Consists of $82.8 million of short-term investment securities and $0.1 million of interest-bearing deposits in other banks.

(3) As securities and mortgage-backed securities available for sale and loans held for sale may be sold within one year, they are considered to be maturing within one year.

(4)    Excludes underlying non-performing securities of $0.4 million.

(5) Excludes allowance for loan losses of $469 million and non-performing loans of $87 million.

(6) Fixed-rate deposits and deposits with fixed pricing intervals are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

       At June 30, 2002, Golden State's cumulative gap totalled $748 million. At December 31, 2001, Golden State's cumulative gap totalled $529 million.

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

       The following table sets forth the Company's balance sheet composition by index (in thousands):

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
Balance Sheet Composition by Index:
  Securities
     Fixed                                      $ 3,608,386       $ 5,348,562
     COFI                                           901,402         1,140,414
     Treasury                                     1,378,015         1,516,419
     Other ARMs                                     227,034           483,136
     Unrealized gain/(loss)                          90,968            97,070
     Purchase accounting                                544             4,129
                                                -----------       -----------
        Total securities                          6,206,349         8,589,730
                                                -----------       -----------

  Loans
     Fixed                                        8,893,069         9,149,482
     Hybrid ARMs                                 19,317,198        18,649,980
     COFI                                         4,316,168         5,092,248
     Treasury                                     4,572,025         5,340,633
     Other ARMs                                   1,990,340         1,592,005
     Purchase accounting                              6,506             8,573
     Allowance for loan losses                     (469,047)         (497,298)
                                                -----------       -----------
        Total loans                              38,626,259        39,335,623
                                                -----------       -----------

  Other interest-earning assets                   2,602,882         4,151,004
  Noninterest-earning assets                      4,425,535         4,414,312
                                                -----------       -----------
        Total assets                            $51,861,025       $56,490,669
                                                ===========       ===========

  Deposits                                      $24,300,551       $25,134,078
  Borrowings:
     Fixed with maturities < 1 year               8,363,661         9,416,480
     Fixed with maturities > 1 year               8,407,683        10,155,390
     Adjustable                                   5,857,000         7,063,000
     Purchase accounting                                910             2,524
     Accrued interest payable                       139,787           171,092
                                                -----------       -----------
        Total borrowings                         22,769,041        26,808,486
                                                -----------       -----------

  Noninterest-bearing liabilities                 1,527,751         1,478,670
  Minority interest and stockholders' equity      3,263,682         3,069,435
                                                -----------       -----------
        Total liabilities and equity            $51,861,025       $56,490,669
                                                ===========       ===========

MORTGAGE BANKING ACTIVITIES

       The following table provides detailed information related to FNMC's MSRs:

                                                                            June 30, 2002       December 31, 2001
                                                                            -------------       -----------------
                                                                                   (dollars in thousands)
Residential Mortgage Servicing Portfolio:
       Total UPB residential loans serviced                                 $114,700,494          $112,262,916
       Total number of residential loans serviced                                990,649               997,276

       Total UPB residential loans serviced for others                      $ 90,674,526          $ 85,218,280
       Total number of residential loans serviced for others                     848,632               838,234

Portfolio Characteristics:
       Weighted average contractual servicing fee earned                              42bps                 42bps
       Average loan balance                                                 $        107          $        102
       Weighted average note rate                                                   7.16%                 7.36%
       Per loan servicing cost (in whole dollars)                           $         49          $         47
       Secured by California properties                                            42.60%                45.67%


                                                       Six Months Ended June 30,         Three Months Ended June 30,
                                                       -------------------------         ---------------------------
                                                        2002              2001              2002             2001
                                                        ----              ----              ----             ----
                                                                             (in thousands)
Mortgage loans sold                                  $11,920,303       $5,643,381        $5,040,321        $4,184,339
Mortgage loans sold (servicing retained)             $11,899,831       $5,642,911        $5,033,872        $4,184,058

                                                          Number of Loans     Loan Principal          MSR Basis
                                                          ---------------     --------------          ---------
                                                          (whole numbers)                 (in thousands)
Residential Mortgage Servicing Portfolio:
Balance - December 31, 2001 (a)                               838,234          $ 85,218,280           $1,620,916
       Originated servicing                                   180,157            10,988,105              265,516
       Flow purchases                                          34,453             5,098,759              139,656
       Bulk purchases                                          15,184             2,252,897               37,797
       Runoff                                                (219,396)          (12,883,515)            (211,390)
       Fair value adjustment (SFAS No. 133)                        --                    --             (187,626)
       Valuation provision                                         --                                   (127,107)
                                                             --------          ------------           ----------
                                                                                         --
Balance - June 30, 2002 (a)                                   848,632          $ 90,674,526           $1,537,762
                                                             ========          ============           ==========

_____________
(a) Excludes $1.8 million at June 30, 2002 and $3.0 million at December 31, 2001 of MSRs on non-single family residential portfolios.

       The table below summarizes mortgage servicing acquisitions during the six and three months ended June 30, 2002 and 2001:

                                       Number of loans              Loan Principal                 MSR Basis
                                     ---------------------       ----------------------       ---------------------
                                                               Six Months Ended June 30,
                                     -------------------------------------------------------------------------------
                                       2002         2001          2002          2001            2002          2001
                                       ----         ----          ----          ----            ----          ----
                                       (whole numbers)              (in millions)                (in millions)
                                     ---------------------       ---------------------        ---------------------
Residential Mortgage
    Servicing portfolio:

    Purchased servicing rights        49,637        35,191      $7,351.7       $4,816.3        $177.5        $126.4

                                       Number of loans              Loan Principal                 MSR Basis
                                     ---------------------       ----------------------       ---------------------
                                                              Three Months Ended June 30,
                                     -------------------------------------------------------------------------------
                                       2002          2001          2002          2001           2002          2001
                                       ----          ----          ----          ----           ----          ----
                                       (whole numbers)              (in millions)                (in millions)
                                     ---------------------       ---------------------        ---------------------
Residential Mortgage
    Servicing portfolio:

    Purchased servicing rights        20,717        15,945      $3,072.1       $2,342.4         $85.7         $63.6

MORTGAGE BANKING RISK MANAGEMENT

       The recent decline in long-term interest rates has resulted in acceleration of mortgage loan prepayments, which accelerate amortization of MSRs. This results in reduced servicing fee income and market value of MSRs. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs based on changes in the benchmark interest rate. Although the Company hedges the change in value of its MSRs, its hedge coverage ratio does not equate to 100%. The Company does not hedge certain components of its portfolio, notably ARMs and loans with prepayment penalties. In addition, the Company hedges only certain components of risk, which have not generally included the mortgage rate spread to other market interest rates.

       The Company owned several derivative instruments at June 30, 2002, which were used to hedge against the change in value of the mortgage servicing portfolio due to expected prepayment risk assumption changes caused by declining rates. These derivative instruments included interest rate swap agreements, Constant Maturity Swap interest rate floor contracts, swaptions and PO swaps. MSR derivatives used to hedge prepayment risk are comprised of the following (dollars in thousands):

                                        Notional                                                                  Fair Value at
          Derivative                     Amount           Contract Provisions                Maturity            June 30, 2002
          ----------                     ------           -------------------                --------        ---------------------
                                                                                                             Assets    Liabilities
                                                                                                             ------    -----------
Interest rate swap agreements         $2,840,000   Weighted average pay rate of 1.89%      2009 - 2012      $ 50,774    $ (7,694)
                                                   Receive rates between 4.84% and 5.98%

Interest rate floor contracts (a)      1,021,000   Strike rates between 6.00% and 6.63%    2007               26,286          --

Swaption contracts (b)                 4,621,000   Strike rates between 5.25% and 6.00%    2003 - 2005       137,058          --

PO swap agreements                       391,800   Index tied to LIBOR based on cash       2002 - 2030           943      (3,437)
                                                      flow from a PO strip

Other                                     75,000   Strike rate between  6.00% and 6.50%    2002                  744          --
                                      ----------                                                            --------    --------

Total                                 $8,948,800                                                            $215,805    $(11,131)
                                      ==========                                                            ========    ========

_____________
(a) Premiums paid to counterparties in exchange for the right to receive cash payments when the 10-year Constant Maturity Swap rate falls below the strike rate are recorded as part of the MSR derivative asset on the balance sheet.

(b) Premiums paid to counterparties in exchange for the right to enter into an interest rate swap are recorded as part of the MSR derivative asset on the balance sheet.

       Servicing fee income for the six months ended June 30, 2002 included a $127.1 million charge to increase the valuation allowance on MSRs. During the six-month period, the benchmark mortgage rate the Company uses for its internal estimates declined by 53 bps. During this period, the MSRs were not 100% hedged, which in a declining interest rate environment can negatively impact net income. The hedge coverage ratio during this period was approximately between 60% and 80%.

       When developing MSR values, there is no demonstrable liquid market for MSRs with the same size and other characteristics as the Company's MSR asset. Management is therefore forced to turn to other methods to estimate fair value. Management regularly reviews its process for determining MSR fair value and believes that the process it has been using has led to reasonable estimates of value.

LIQUIDITY

       The ratio of cash and short-term U.S. Government securities and other specified securities to deposits and borrowings due within one year measures the Company's liquidity. The OTS requires that California Federal maintain sufficient liquidity to ensure its safe and sound operation. Effective March 15, 2001, the OTS eliminated the previously imposed minimum liquidity requirement of 4%. California Federal has been in compliance with the liquidity regulations during the six months ended June 30, 2002 and the year ended December 31, 2001.

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

       The consolidated Company's primary uses of funds are the origination or purchase of loans, mortgage-backed securities, maturing CDs, demand deposit withdrawals, repayment of borrowings and dividends to common shareholders. CDs scheduled to mature during the twelve months ending June 30, 2003 aggregate $8.0 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or reduce the size of the balance sheet. In addition, at June 30, 2002, the Company had FHLB advances, securities sold under agreements to repurchase and other borrowings aggregating $10.4 billion and $14.2 billion maturing or repricing within the next three and twelve months, respectively. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances, securities sold under agreements to repurchase or other borrowings at prevailing rates.

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

       The Company anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $853.0 million at June 30, 2002, the Company has substantial additional borrowing capacity with the FHLB and other sources amounting to $9.5 billion.

       As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 2002 were $52.3 billion in proceeds from additional borrowings, $11.7 billion in proceeds from sales of loans held for sale, $3.5 billion in net loan originations and principal collections, $2.3 billion in principal payments on mortgage-backed securities available for sale and held to maturity and $1.0 million in proceeds from sales and settlements of derivatives. The primary uses of funds were $56.0 billion in principal payments on borrowings, $10.6 billion in purchases and originations of loans held for sale, $2.8 billion in purchases of loans receivable and $833.4 million in purchases of derivatives.

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

       At June 30, 2002, the Bank's tangible, core and risk-based capital ratios of 7.61%, 7.61% and 14.22%, respectively, exceeded the minimum regulatory capital requirements. The following is a reconciliation of the Bank's stockholder's equity to regulatory capital as of June 30, 2002:

                                                                    Tangible            Core           Risk-based
                                                                    Capital            Capital           Capital
                                                                    -------            -------           -------
                                                                               (dollars in millions)
Stockholder's equity of the Bank                                     $4,275            $4,275             $4,275
Minority interest - REIT Preferred Stock                                500               500                500
Unrealized holding gain on securities, net                              (54)              (54)               (54)
Unrealized holding loss on derivative instruments, net                  136               136                136
Non-allowable capital:
       Non-qualifying loan servicing rights                            (147)             (147)              (147)
       Intangible assets                                               (613)             (613)              (613)
       Goodwill Litigation Assets                                      (159)             (159)              (159)
       Investment in non-includable subsidiaries                        (64)              (64)               (64)
Supplemental capital:
       Qualifying subordinated debentures                                --                --                 73
       General loan loss allowance                                       --                --                379
Assets required to be deducted:                                          --                --
       Land loans with more than 80% LTV ratio                           --                --                 (9)
       Equity in subsidiaries                                            --                --                 (7)
       Low-level recourse deduction                                      --                --                 (9)
                                                                     ------            ------             ------
Regulatory capital of the Bank                                       $3,874            $3,874             $4,301
Minimum regulatory capital requirement                                  764             2,036              2,420
                                                                     ------            ------             ------
Excess above minimum capital requirement                             $3,110            $1,838             $1,881
                                                                     ======            ======             ======

Regulatory capital of the Bank                                         7.61%             7.61%             14.22%
Minimum regulatory capital requirement                                 1.50              4.00               8.00
                                                                       ----              ----             ------
Excess above minimum capital requirement                               6.11%             3.61%              6.22%
                                                                       ====              ====             ======

       The amount of adjusted total assets used for the tangible and leverage capital ratios is $50.9 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $30.2 billion.

       Under the prompt corrective action regulations mandated by the FDICIA, the OTS must take certain actions against savings associations that fall within certain undercapitalized capital categories. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, three ratios determine an association's capital classification:

       o      the ratio of total capital to risk-weighted assets,

       o      the ratio of core capital to risk-weighted assets and

       o      the leverage capital ratio.

       The Bank met the capital requirements of a "well capitalized" institution under the FDICIA prompt corrective action standards as of June 30, 2002. The Bank is not subject to any enforcement action or other regulatory proceedings with respect to the prompt corrective action regulation. Management believes there have been no conditions or events since June 30, 2002 that would change the Bank's capital classification.

       At June 30, 2002, the Bank's capital levels were sufficient for it to be considered "well capitalized," as presented below.

                                                             Risk-based
                                         Leverage     -------------------------
                                          Capital     Tier 1      Total Capital
                                         --------     ------      -------------

Regulatory capital of the Bank            7.61%       12.78%          14.22%
"Well capitalized" ratio                  5.00         6.00           10.00
                                          ----        -----           -----
Excess above "well capitalized" ratio     2.61%        6.78%           4.22%
                                          ====        =====           =====

       OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 2002, none of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, no amount has been excluded from the Bank's regulatory capital at June 30, 2002.

       While Golden State is not subject to any minimum regulatory capital standards, management established an internal goal to achieve a 4% bank holding company equivalent leverage capital ratio. At June 30, 2002, this ratio was 4.84% for Golden State.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in reported market risks faced by Golden State since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 2001.

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

       On April 16, 1999, the Claims Court issued its decision on the damages claim against the Government in the California Federal Goodwill Litigation, ruling that the Government must compensate the Bank in the sum of approximately $23 million. The summary judgment liability decision by the first Claims Court Judge was appealed by the Government, and the damage award by the second Claims Court Judge was appealed by the Bank.

       On April 3, 2001, the Court of Appeals for the Federal Circuit upheld the summary judgment liability decision and the approximately $23 million damage award, but it also ruled that the Bank be allowed to present evidence regarding damages incurred under the lost profits theory. The case has been remanded back to the Claims Court for a damages trial under the lost profits theory, and trial is currently expected to begin in the first week of September 2002. In preparation for this trial, the Bank has had prepared a supplemental expert report, which contains alternate damage calculations based upon different assumptions, with the higher calculation being $587 million in lost profits and the lower calculation being $288 million in lost profits. The Government has had prepared reports from four different experts, all of which challenge, for a variety of reasons, the calculations in the Bank's expert report and which essentially contend that the Bank is not entitled to any damages other than the approximately $23 million previously awarded by the Claims Court and affirmed by the Federal Circuit.

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

       On February 16, 2001, the Court of Appeals for the Federal Circuit vacated the trial court's award of damages and remanded the case back to the trial court for determination of total reliance damages to which the Bank might be entitled. Oral argument before the trial court took place on June 26, 2001, and on August 2, 2002, the Claims Court ruled that the Bank's total reliance damages were $380.8 million.

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

       In October 1997, the trial court granted summary judgment for the defendants. In September 2000, the California Court of Appeals reversed this decision and remanded for further proceedings, including further development of class certification issues. On March 2, 2001, the trial court held that a California class had been certified. On June 7, 2001, the trial court dismissed two of the four causes of action against the Bank, holding that the OTS pre-empted the California courts from regulating the Bank's procedures for reconveying deeds. The California Court of Appeal denied plaintiff's petition for review of the trial court's decision.

       In September 2001, the California state legislature amended California Civil Code Section 2941 (Assembly Bill 1090) clarifying the legislature's intent that loan servicers had 39 days from loan pay off to deliver reconveyance documents and that trustees had 21 days from the time of receiving the reconveyance documents to record or cause to be recorded the reconveyance. This amendment specifically abrogated the contrary September 2000 holding of the California Court of Appeal in this litigation.

       The Bank believes that it has additional meritorious defenses to plaintiffs' claims and intends to continue to contest the remaining claims in the lawsuit vigorously.

       STOCKHOLDER LITIGATION

       Golden State stockholders filed three separate purported class action lawsuits concerning the Merger. The first suit, captioned Tolwin v. Ford, CGC-02-408282, was filed on May 23, 2002 on behalf of all stockholders of Golden State in the Superior Court of the State of California against Gerald J. Ford, Ronald O. Perelman, Golden State and unidentified others in connection with the Merger. The complaint alleges that Messrs. Ford and Perelman violated their fiduciary duties to the stockholders of Golden State by agreeing to vote their shares in favor of the Merger without first soliciting competing bids for Golden State. The complaint also alleges, among other things, that the Merger is the product of unfair dealing and inadequate procedural safeguards, and is also unfair to Golden State stockholders because the Merger consideration fails to adequately compensate stockholders given the rising value of Golden State's stock, Golden State's financial condition, the advantages gained by Citigroup as a result of the Merger and California Federal's position as one of California's largest depository institutions. The complaint seeks injunctive and equitable relief as well as damages.

       On June 7, 2002, the complaint in Tolwin was amended to add as defendants the directors of Golden State. The amended complaint makes allegations similar to those in the original Tolwin complaint, and also alleges, among other things, that Messrs. Perelman, Ford and Gittis structured the Merger to inure to their own financial benefit rather than that of all stockholders of Golden State. Golden State believes that it has meritorious defenses to each of the claims made in connection with this litigation.

       The second purported class action captioned, Liu vs. Golden State Bancorp Inc., CGC-02-408330, and the third purported class action captioned ETP, Inc. v. Ford et al., CGC-02-408306 were filed on May 24, 2002 in the Superior Court of the State of California against Golden State, fifteen members of Golden State's board and unidentified others. The complaints allege, among other things, that the defendant directors of Golden State breached their fiduciary duties in connection with the proposed acquisition by Citigroup by, among other things:

       (a)    failing  to  implement  a  sales  process   designed  to  maximize
              shareholder values;

       (b)    agreeing to an unfair and wholly inadequate price; and

       (c) agreeing to terms in the Merger Agreement which fail to protect Golden State shareholders from a substantial decline in the value of Citigroup common stock.

The complaints seek injunctive and equitable relief as well as damages. Golden State believes that it has meritorious defenses to each of the claims made in these complaints.

       On July 8, 2002, the three lawsuits were consolidated with the Tolwin amended complaint as the operative complaint in the consolidation order. The caption in the consolidated litigation is In re Golden State Bancorp Inc. Securities Litigation, CGC-02-408282.

       On August 12, 2002, Golden State reached an agreement in principle to settle these stockholder class actions. The Merger Agreement currently provides that Golden State will pay to Citigroup in specified scenarios, a termination fee that ranges from $117.5 million to $235 million, depending on the circumstances. In connection with the proposed settlement, Citigroup has agreed, effective immediately, to reduce the amount of this termination fee by $75 million (to a range of $42.5 million to $160 million). Other than the reduction of the termination fee referred to above, the proposed settlement is subject to court approval. The other terms of the Merger Agreement are not affected by the proposed settlement.

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

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Annual Meeting of Stockholders held on May 20, 2002, the following matters were submitted to a vote of security holders with the indicated number of votes being cast for, against or withheld, and with the indicated number of abstentions and broker non-votes:

       1. To elect five members of the Board of Directors to hold office until the 2005 annual meeting of stockholders or until their successors are duly elected and qualified.

                                               Number of Votes
                                          ---------------------------
                                             For            Withheld
                                             ---            --------
              John F. King                120,424,577       1,437,843
              Gabrielle K. McDonald       120,946,505         915,915
              John A. Moran               121,174,820         687,600
              B. M. Rankin, Jr.           120,644,544       1,217,876
              Robert Setrakian            121,163,605         698,815

       2. To ratify the appointment of KPMG LLP to serve as the Company's independent auditors for the year ending December 31, 2002.

              For                        120,132,392
              Against                      1,687,035
              Abstain                         42,993
              Broker Non-Vote                      0

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

              99.1 Certification of Periodic Report by Principal Executive Officer.

              99.2 Certification of Periodic Report by Principal Financial Officer.

       (b)    Reports on Form 8-K:

       During the quarter ended June 30, 2002, the Company filed with the SEC the following Current Report on Form 8-K:

              Dated May 28, 2002 and filed on May 29, 2002, detailing certain information regarding the Merger, including the calculation of the exchange ratio for shares of the Company's common stock, under
              Item 5 and filing copies of the Merger Agreement and Securityholders Agreement under Item 7.

                            GLOSSARY OF DEFINED TERMS


AICPA - American Institute of Certified Public Accountants
ALCO - Asset/Liability Management Committee
APB - Accounting Principles Board
APB OPINION NO. 17 - Intangible Assets
APB OPINION NO. 25 - Accounting for Stock Issued to Employees
APB OPINION NO. 30 - Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
ARM - Adjustable-rate mortgage
BANK - California Federal Bank
BPS - basis points
BROKERED DEPOSITS - Issued CDs through  direct  placement  programs and national investment banking firms
CAL FED ACQUISITION - Agreement and Plan of Merger among FN Holdings, Cal Fed Bancorp Inc. and California Federal Bank, A Federal Savings Bank. FN Holdings acquired 100% of the outstanding stock of Cal Fed and Old
     California  Federal,   and  First  Nationwide  merged  with  and  into  Old
     California Federal in January 1997.
CALIFORNIA FEDERAL - California Federal Bank
CALIFORNIA  FEDERAL  GOODWILL  LITIGATION  -  California  Federal Bank v. United
     States, Civil Action 92-138
CALIFORNIA FEDERAL GOODWILL  LITIGATION ASSET - an asset,  related to California
     Federal Goodwill Litigation, arising out of the purchase of the Old California Federal.
CD - Certificate of deposit
CFI - Cal Fed Investments
CITIGROUP - Citigroup Inc.
CLAIMS COURT - United States Court of Federal Claims
COFI - Cost of Funds Index (tied to the FHLB's 11th District cost of funds) COMPANY - Golden State Bancorp Inc.
EITF - Emerging Issues Task Force
EITF NO. 99-20 - Recognition of Interest  Income and Impairment on Purchased and
     Retained Beneficial Interests in Securitized Financial Assets
EPS - earnings per share
FASB - Financial Accounting Standards Board
FDICIA - Federal Deposit Insurance Corporation Improvement Act
FEDERAL CIRCUIT - U.S. Court of Appeals for the Federal Circuit
FHLB - Federal Home Loan Bank of San Francisco
FHLB SYSTEM - Federal Home Loan Bank System
FIRREA - Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
     its implementing regulations.
FN HOLDINGS - First Nationwide Holdings Inc.
FN HOLDINGS ASSET TRANSFER - FN Holdings contributed all of its assets (including all of the common stock of the Bank) to GS Holdings in September 1998.
FN HOLDINGS NOTES - FN Holdings 12 1/4% Senior Notes, the FN Holdings 9 1/8% Senior Sub Notes and the FN Holdings 10 5/8% Notes, collectively
FNMC - First Nationwide Mortgage Corporation
FTE - Full-time equivalent staff
GAAP -accounting principles generally accepted in the United States of America GLEN FED MERGER - Glendale Federal Bank merged with and into the Bank
GLENDALE FEDERAL - Glendale Federal Bank, Federal Savings Bank
GLENDALE GOODWILL  LITIGATION  - Glendale  Federal  Bank v. United  States,  No.
     90-772C
GLENDALE GOODWILL LITIGATION ASSET - an asset,  related to the Glendale Goodwill
     Litigation, arising out of the purchase of Glendale Federal.
GNMA - Government National Mortgage Association
GOLDEN STATE - Golden State Bancorp Inc.
GOLDEN STATE ACQUISITION - FN Holdings Asset Transfer, Holding Company Mergers and Glen Fed Merger, collectively

GOLDEN STATE COMMON STOCK - Golden State common stock, par value $1.00
GOLDEN STATE  MERGER - the merger,  completed on  September  11,  1998,  between
     Golden State, the publicly traded parent company of Glendale Federal, and First Nationwide Holdings Inc. and Hunter's Glen/Ford, Ltd.
GOODWILL LITIGATION  ASSETS - the California  Federal Goodwill  Litigation Asset
     and the Glendale Goodwill Litigation Asset, collectively
GOVERNMENT - United States Government
GSB - Golden State Bancorp
GSB INVESTMENTS - GSB Investments Corp.
GS HOLDINGS - Golden State Holdings Inc.
GS HOLDINGS NOTES - On August 6, 1998, GS Escrow Corp, which subsequently merged into GS Holdings, issued $2 billion of fixed and floating rate notes.
HOLDINGCOMPANY  MERGERS  -  FN  Holdings  merged  with  and  into  Golden  State
       Financial Corporation, which owned all of the common stock of Glendale Federal.
HUNTER'S GLEN - Hunter's Glen/Ford, Ltd.
IO - Interest only
IRS - Internal Revenue Service
ISSUABLE  SHARES  -  The  Golden  State  Merger  agreement   provides  that  GSB
       Investments as successor to First Gibraltar and Hunter's Glen will be entitled to receive contingent consideration, through the issuance by Golden State of additional shares of Golden State Common Stock ("Issuable Shares") to GSB Investments and Hunter's Glen.
LIBOR - London Interbank Offered Rate
LTV - Loan-to-value
LTWTM - Litigation Tracking WarrantsTM
MERCURY MERGER SUB - Mercury Merger Sub, Inc., a subsidiary of Citigroup
MERGER - The  merger of Golden  State with and into  Mercury  Merger  Sub,  with
     Mercury Merger Sub as the surviving entity
MERGER AGREEMENT - the Agreement  and Plan of Merger that  provides  for,  among other things, the Merger
MSR - Mortgage servicing rights
NOL - net operating loss
NOTIONAL AMOUNT - the amount on which calculations, payments, and the value of a derivative is based. Notional amounts do not represent direct credit exposures.
NPV - Net portfolio value
OCI - Other comprehensive income
OLD CALIFORNIA FEDERAL - California Federal Bank, A Federal Savings Bank prior to the Cal Fed Acquisition.
OTS - Office of Thrift Supervision
PASS-THROUGH INTEREST EXPENSE - represents interest that FNMC pays to the investor(s) for loans serviced by FNMC, which are paid off by the borrower(s) before the end of the month. FNMC pays the shortfall of interest on the respective loans as a result of the contractual agreement between the servicer (FNMC) and the investor(s) (i. e., GNMA)
PO - Principal only
PREFERRED CAPITAL CORPORATION - California Federal Preferred Capital Corporation REIT - Real Estate Investment Trust
REIT PREFERRED STOCK - 9 1/8% Noncumulative Exchangeable Preferred Stock, Series
     A, issued by California Federal Preferred Capital Corporation in January 1996.
REPOS - short-term securities sold under agreements to repurchase
SEC - United States Securities and Exchange Commission
SECURITYHOLDERS  - consists  of Mafco  Holdings  Inc.,  GSB  Investments  Corp.,
     MacAndrews & Forbes Holdings Inc., Hunter's Glen/Ford, Ltd. and Gerald Ford

SECURITYHOLDERS  AGREEMENT - dated as of May 21,  2002,  by and among  Citigroup
     Inc., Golden State Bancorp Inc., Mafco Holdings Inc., GSB Investments Corp., MacAndrews & Forbes Holdings Inc., Hunter's Glen/Ford, Ltd. and Gerald Ford, pursuant to which the Securityholders, among other things, have agreed to vote certain shares of Company Common Stock beneficially owned by them, constituting approximately 31.5% of the outstanding shares of Golden State Common Stock, in favor of the Merger and against competing business combination proposals.
SFAS - Statement of Financial Accounting Standards
SFAS NO. 4 - Reporting Gains and Losses from Extinguishment of Debt
SFAS NO. 13 - Accounting for Leases
SFAS NO. 44 - Accounting for Intangible Assets of Motor Carriers
SFAS NO. 64 - Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements SFAS NO. 114 - Accounting by Creditors for Impairment of a Loan
SFAS NO. 115 - Accounting for Certain Investments in Debt and Equity Securities SFAS NO. 121 - Accounting for the Impairment of Long-lived Assets and for
     Long-lived Assets to be Disposed of
SFAS NO.  131  -  Disclosures  about  Segments  of  an  Enterprise  and  Related
     Information
SFAS NO. 133 - Accounting for Derivative Instruments and Hedging Activities
SFAS NO. 142 - Accounting for Goodwill and Intangible Assets
SFAS NO. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets SFAS NO. 145 - Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13,
     and Technical Corrections
SOP - Statement of Position
SOP 01-6 - Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others
STOCK PLAN - Golden State Bancorp Inc. Omnibus Stock Plan
TOLWIN - the purported class action lawsuit Tolwin v. Ford, CGC-02-408282
UPB - Unpaid principal balance
VERDUGO - Verdugo Trustee Service Corporation

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



August 9, 2002